Form 10-K
period 1993-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 1994-03-31
CIK 38723

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-K

                       ------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________to _________


                       ------------------------------


                       Commission File Number 2-27985


                     1st FRANKLIN FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

                Georgia                                58-0521233
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                            213 East Tugalo Street
                              Post Office Box 880
                            Toccoa, Georgia  30577
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (706) 886-7571

          Securities registered pursuant to Section 12(b) of the Act:
                                    None
          Securities registered pursuant to Section 12(g) of the Act:
                                    None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


                          (Cover page 1 of 2 pages)

     State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: Not Applicable.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                       Outstanding at February 28, 1994
  ----------------------------            --------------------------------
  Common Stock, $100 Par Value                      1,700 shares


                    DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993 are incorporated by reference into Parts I, II and IV of this Form 10-K.

                          (Cover page 2 of 2 pages)

                                    PART I

Item 1.   BUSINESS:

            The Company, Page 1; Business, Pages 9 - 17; and Financial Statements, Pages 20-32 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993 are incorporated herein by reference.

Item 2.   PROPERTIES:

            Paragraph 1 of The Company, Page 1; Footnote 7 (Commitments) of Notes to Consolidated Financial Statements, Page 30; and map on back cover of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993 are incorporated herein by reference.

Item 3.   LEGAL PROCEEDINGS:


            Other than ordinary routine litigation incidental to the finance business, there are no material pending legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            Not applicable.
                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS:

            Source of Funds, Page 16 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA:

            Selected Consolidated Financial Information, Page 4 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

            Management's Discussion of Operations, Pages 5 - 8 of
            Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993 is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

            Pages 20 - 32 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993 are incorporated herein by reference.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

            Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

                                   DIRECTORS

                                            Director Since
                                                  and
                                             Date on Which       Position
        Name of Director           Age     Term Will Expire    With Company

     W. Richard Acree (1)(2)       66    Since 1970;                None
                                         When successor
                                         elected and qualified

     Ben F. Cheek, III (3)(4)(5)   57    Since 1967;             Chairman of
                                         When successor             Board
                                         elected and qualified

     Lorene M. Cheek (2)(4)(6)     84    Since 1946;                None
                                         When successor
                                         elected and qualified

     Jack D. Stovall (1)(2)        58    Since 1983;                None
                                         When successor
                                         elected and qualified

     Robert E. Thompson (1)(2)     62    Since 1970;                None
                                         When successor
                                         elected and qualified

     _______________________________________________________________________

  (1)  Member of Audit Committee.

  (2) Mr. Acree is President of Acree Oil Company, a distributor of petroleum products in Northeast Georgia; Mrs. Cheek is an honorary member of the Board of Trustees of Tallulah Falls School; Dr. Thompson is a physician at Toccoa Clinic; and Mr. Stovall is President of Stovall Building Supplies, Inc.

  (3) Reference is made to the business experience of executive officers of the Company as detailed below.

  (4)  Member of Executive Committee.

  (5)  Son of Lorene M. Cheek.

  (6)  Mother of Ben F. Cheek, III.

                             EXECUTIVE OFFICERS

Name, Age, Position
and Family Relationship                      Business Experience

Ben F. Cheek, III, 57              Joined  the  Company in 1961 as  attorney
Chairman of Board                  and   became  Vice  President   in  1962,
                                   President in 1972 and Chairman of Board in 1989.

T. Bruce Childs, 57                Joined the Company in  1958 and was named
President                          Vice President in charge of Operations in
No Family Relationship             1973 and President in 1989.

Lynn E. Cox, 36                    Joined the  Company in 1983  and  became
Secretary                          Secretary in 1989.
No Family Relationship

A. Roger Guimond, 39               Joined  the   Company   in  1976  as  an
Vice President                     accountant  and  became Chief Accounting
 and Chief Financial Officer       Officer in 1978, Chief Financial Officer
No Family Relationship             in 1991 and Vice President in 1992.

Linda L. Sessa, 39                 Joined the  Company in 1984  and  became
Treasurer                          Treasurer in 1989.
No Family Relationship


         The term of office of each Executive Officer expires when a successor is elected and qualified. There was no, nor is there presently any arrangement or understanding between any officer and any other person (except directors or officers of the registrant acting solely in their capacities as such) pursuant to which the officer was selected.

         No event such as bankruptcy, criminal proceedings or securities violation proceeding has occurred within the past 5 years with regard to any Director or Executive Officer of the Company.

Item 11.   EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:
                                                        Other     All
          Name                                          Annual    Other
          and                                           Compen-   Compen-
       Principal                  Salary      Bonus     sation    sation
       Position          Year        $          $          $         $ *
   -----------------     ----     -------    -------    ------    ------
   Ben F. Cheek, III     1993     216,000    154,653     2,867    44,268
     Chairman and        1992     204,000    124,106     2,592    45,594
     CEO                 1991     188,000    101,209     2,770    39,164

   T. Bruce Childs       1993     194,000    153,773     7,179    34,878
     President           1992     178,000    123,066     4,683    34,878
                         1991     164,000    100,249     3,583    30,969

   A. Roger Guimond      1993      96,000     36,790     1,650    15,354
     Vice President      1992      84,000     29,145     1,625    11,427
     and CFO             1991      70,800     23,349     2,000     8,961

* Represents Company contributions to profit-sharing plan, and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $5,984 for 1993, $7,310 for 1992 and $5,168 for
        1991.

(g)   Compensation of Directors:

      Directors who are not employees of the Company receive $1,000 per year for attending scheduled board meetings.

(k)   Board Compensation Committee Report on Executive Compensation:

      The Company has no official executive compensation committee. Ben F. Cheek, III (Chairman of the Company) establishes the bases for all executive compensation. The Company is a wholly-owned subsidiary of 1st Franklin Corporation ("Parent"). 1st Franklin Corporation is a family owned business with Ben F. Cheek, III being the majority stockholder.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)   Security Ownership of Certain Beneficial Owners:

 Name and Address of                      Amount and Nature of     Percent
 Beneficial Owner         Title of Class  Beneficial Ownership    Of Class
 ----------------         --------------  --------------------    --------
1st Franklin Corporation     Common       1700 Shares - Direct     100.00%
213 East Tugalo Street
Toccoa, Georgia  30577

(b)   Security Ownership of Management:

      Ownership listed below represents ownership in 1st Franklin Corporation which in turn is sole owner of 1st Franklin Financial Corporation, of (i) Directors and named Executive Officers of the Company and (ii) all Directors and Executive Officers as a group:

                                           Amount and Nature of    Percent
         Name             Title of Class   Beneficial Ownership    Of Class
    -----------------     --------------   ---------------------   --------
    Ben F. Cheek, III     Common Stock     1,160 Shares - Direct   68.24%

    T. Bruce Childs       Common Stock            None             None

    A. Roger Guimond      Common Stock            None             None
                   __________________________________________

    All Directors and
      Executive Officers
      as a Group          Common Stock    1,160 Shares - Direct   68.24%

(c) The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

      The Company leases its Home Office building and print shop for a total of $10,600 per month from Franklin Enterprises, Inc. under leases which expire January 1, 1995. Franklin Enterprises, Inc. is 66.67% owned by Ben F. Cheek, III, a director and executive officer of the Company. In management's opinion, these leases are at rates which approximate those obtainable from independent third parties.

      The Company's Credit Agreement with four major banks provides for maximum borrowings of $21,000,000. The Company also has two additional Credit Agreements for $1,500,000 and $2,000,000 which are used for general operating purposes. Repayment of borrowings under the three Agreements are guaranteed by the Company's Parent.

      As the result of normal recurring intercompany transactions, the Parent owed the Company $2,231,455 at December 31, 1993.

      Beneficial owners of the Company's parent are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Income recorded by the Company in 1993, 1992 and 1991 related to these agreements was $63,800, $63,800, and $78,375 per year, respectively, which in Management's opinion approximates the Company's actual cost of these services.

      At December 31, 1993, the Company maintained $500,000 of certificates of deposit and $172,989 in a money market account with Liberty at market rates and terms. The Company also had $2,038,013 in demand deposits with Liberty at December 31, 1993.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)  1.   Financial Statements:

            Incorporated by reference from the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993:

              Report of Independent Public Accountants.

              Consolidated Statements of Financial Position at
              December 31, 1993 and 1992.

              Consolidated Statements of Income and Retained Earnings for the three years ended December 31, 1993.

              Consolidated Statements of Cash Flows for the three years ended December 31, 1993.

              Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules:

            None - Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.   Exhibits:

          3.  (a) Restated Articles of Incorporation as amended
                  December 29, 1983 (incorporated herein by reference from Form 10-K for the fiscal year ended December 31, 1983).

          4. (a) Executed copy of Indenture dated October 31, 1984, covering the Variable Rate Subordinated Debentures - Series 1 (incorporated herein by reference from Registration Statement No. 2-94191, Exhibit 4a).

          9.  Not applicable.

         10. (a) Credit Agreement dated May, 1993 between the registrant and SouthTrust Bank of Georgia, N.A.

              (b) Credit Agreement dated March 17, 1992 with addendum dated
                  March 20, 1992 between the registrant and Georgia Federal Bank, FSB. (Incorporated by reference to Exhibit 10(a) to the registrant's Form SE dated November 5, 1992.)

              (c) Revolving Credit Agreement dated October 1, 1985 as
                  amended November 10, 1986; March 1, 1988; August 31, 1989 and May 1, 1990, among the registrant and the banks named therein (Incorporated by reference to Exhibit 10 to the registrant's Form SE dated November 9, 1990.)

              (c) Fifth Amendment to Revolving Credit Agreement dated April
                  23, 1992. (Incorporated by reference to Exhibit 10(c) to the Registrant's Form SE dated November 5, 1992.)

              (d) Sixth Amendment to Revolving Credit Agreement dated July
                  20, 1992. (Incorporated by reference to Exhibit 10(d) to the Registrant's Form SE dated November 5, 1992.)

         11.  Not applicable due to Company being a wholly-owned subsidiary.

         12.  Ratio of Earnings to Fixed Charges.

         13. Registrant's Annual Report to security holders for fiscal year ended December 31, 1993.

         18.  Not applicable.

         19.  Not applicable.

         21.  Subsidiaries of Registrant.

         23.  Not applicable.

         23.  Consent of Independent Public Accountants.

         25.  Not applicable.

         28.  Not applicable.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1993.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                          1st FRANKLIN FINANCIAL CORPORATION

     March 29, 1994                             Ben F. Cheek, III
     --------------                             -----------------
         Date                                   Chairman of Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

        Signatures                     Title                    Date
        ----------                     -----                    ----

     Ben F. Cheek, III         Chairman of Board;          March 29, 1994
                               Chief Executive
                               Officer


     T. Bruce Childs           President                   March 29, 1994


     A. Roger Guimond          Vice President;             March 29, 1994
                               Chief Financial
                               Officer


     W. Richard Acree          Director                    March 29, 1994


     Lorene M. Cheek           Director                    March 29, 1994


     Jack D. Stovall           Director                    March 29, 1994


     Robert E. Thompson        Director                    March 29, 1994


Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     (a) Except to the extent that the materials enumerated in (1) and/or
         (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23b), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

         (1) Any annual report to security holders covering the registrant's last fiscal year and

         (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

     (b) The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

     (c) This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1993, which is filed as Exhibit 13 hereto. The Registrant is a wholly-owned subsidiary of 1st Franklin Corporation and therefore does not distribute proxy statements or information statements.