Form 10-Q
period 1994-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 1994-05-13
CIK 38723

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549
                       -----------------------

                              FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1994

                                  OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                       -----------------------

                    Commission File Number 2-27985

                       -----------------------


                  1st Franklin Financial Corporation

     A Georgia Corporation         I.R.S. Employer No. 58-0521233

                        213 East Tugalo Street
                         Post Office Box 880
                        Toccoa, Georgia  30577
                            (706) 886-7571

                       -----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at April 30, 1994
- - --------------------------------------   -----------------------------
Common Stock, par value $100 per share             1,700 Shares

                    PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          The following financial statements required hereunder are incorporated by reference from the Company's Quarterly
          Report to Investors for the Three Months Ended March 31, 1994. See Exhibit 20.1

               Consolidated Statements of Financial Position:
                    March 31, 1994 and December 31, 1993

               Consolidated Statements of Income:
                    Quarters Ended March 31, 1994 and March 31, 1993

               Consolidated Statements of Cash Flows:
                    Quarters Ended March 31, 1994 and March 31, 1993

               Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

          The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 1994. See
          Exhibit 20.1



                     PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                    20.1 Quarterly Report to Investors for the Three
                         Months Ended March 31, 1994.

          (b)  Reports on Form 8-K:
                    No reports on Form 8-K were filed during the quarter ended March 31,1994.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   1st FRANKLIN FINANCIAL CORPORATION
                                   ----------------------------------
                                               Registrant


                                           Ben F. Cheek, III
                                           -----------------
                                           Chairman of Board


                                           A. Roger Guimond
                                       ------------------------
                                       Vice President and
                                         Chief Financial Officer


Date: May 13, 1994