Form 10-Q
period 1994-06-30
FIRST FRANKLIN FINANCIAL CORP
filed 1994-08-11
CIK 38723

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                          -----------------------

                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1994

                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from ________  to  ________


                      ------------------------------

                      Commission File Number 2-27985

                      ------------------------------


                    1st Franklin Financial Corporation

     A Georgia Corporation          I.R.S. Employer No. 58-0521233

                          213 East Tugalo Street
                            Post Office Box 880
                          Toccoa, Georgia  30577
                              (706) 886-7571


Indicate by check mark whether the registrant:    (1)  has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at July 31, 1994
- - --------------------------------------         ----------------------------
Common Stock, par value $100 per share                 1,700 Shares

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1994. See Exhibit 19

            Consolidated Statements of Financial Position:
               June 30, 1994 and December 31, 1993

            Consolidated Statements of Income:
               Quarters and Six Months ended June 30, 1994 and June 30, 1993

            Consolidated Statements of Cash Flows:
               Six Months Ended June 30, 1994 and June 30, 1993

            Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

          The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1994. See Exhibit 19



                        PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          On May 17, 1994, a complaint was filed in the Circuit Court of Jefferson County, Alabama (CV-94-03629-W), against thirteen consumer finance and insurance companies doing business in Alabama, including the Company. The complaint was subsequently amended to add numerous other consumer finance and insurance companies as defendants. The complaint alleges that certain lending practices of the defendant consumer finance companies violate the Alabama Consumer Finance Act and other laws. The plaintiff borrowers assert that the defendant consumer finance companies improperly charged fees for non-filing insurance and credit property insurance, conspired with the defendant insurance companies in connection therewith, failed to refund unearned premiums with respect to such insurance, and breached a duty to disclose to the plaintiff borrowers that refinancing a loan is more expensive than obtaining a separate loan. The complaint further alleges that such practices were fraudulent, usurious and unconscionable. The plaintiffs have requested that the Court certify the action as a national class action. The plaintiffs have also requested that the Court void all of the loans made to the plaintiffs by the defendant consumer finance companies, order refunds of all payments on the loans, assess all penalties and other damages provided by Alabama law, award compensatory and punitive damages and provide declaratory and injunctive relief.

          On June 6, 1994, a complaint was filed in the U.S. District Court for the Middle District of Alabama, Southern Division (94-T-699-N), against eight consumer finance and insurance companies doing business in Alabama, including the Company. The complaint was subsequently amended to add numerous other consumer finance companies and insurance companies as defendants. The complaint alleges that certain lending practices of the defendants violated the federal Truth-in-Lending Act and the federal Racketeer Influenced and Corrupt Organizations Act. The plaintiffs assert that the defendant consumer finance companies improperly excluded fees for non-filing insurance from the "finance charge" and the computation of the "annual percentage rate" disclosed in loans to the plaintiff borrowers, and conspired with the defendant insurance companies in connection therewith. The plaintiffs have requested that the Court certify the action as a class action. The plaintiffs have also requested treble damages, attorneys' fees, litigation expenses and cost and other relief.

          Both of these actions are in their early stages and their outcome currently is not determinable. Management believes that these actions are without merit as to the Company and intends to contest these actions vigorously.



ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                    19 Quarterly Report to Investors for the Six Months Ended June 30, 1994.

          (b)  Reports on Form 8-K:
                    No reports on Form 8-K were filed during the quarter ended June 30,1994.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     1st FRANKLIN  FINANCIAL CORPORATION
                                     -----------------------------------
                                                 Registrant


                                             Ben F. Cheek, III
                                             ------------------
                                             Chairman of Board


                                              A. Roger Guimond
                                             ------------------
                                             Vice President and
                                           Chief Financial Officer


Date:  August 12, 1994