Form 10-Q
period 1994-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 1994-11-02
CIK 38723

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549




                            FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at October 31, 1994
- --------------------------------------       -------------------------------
Common Stock, par value $100 per share                 1,700 Shares

                  PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1994. See Exhibit 19

            Consolidated Statements of Financial Position:
                 September 30, 1994 and December 31, 1993

            Consolidated Statements of Income:
                 Quarters and Nine Months ended September 30, 1994 and September 30, 1993

            Consolidated Statements of Cash Flows:
                 Nine Months Ended September 30, 1994 and September 30, 1993

            Notes to Consolidated Financial Statements

ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1994. See Exhibit 19

                   PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

        The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994 describes legal proceedings pending against the Company and numerous other defendants in connection with complaints filed in the Circuit Court of Jefferson County, Alabama, and in the U.S. District Court for the Middle District of Alabama, Southern Division.

        In May and July, 1994 two additional complaints alleging different violations of Alabama consumer lending laws were filed in the Circuit Court of Barbour County, Alabama, against the Company and Voyager Guaranty Insurance Company. The plaintiff borrowers assert that the Company and Voyager overcharged for credit life insurance premiums and they seek to have the Court certify the action as a class action. The plaintiffs have also requested that the Court void all of the loans made to the plaintiffs, order refunds of all payments on the loans, assess all penalties and other damages provided by Alabama law, and award compensatory and punitive damages. These actions are in their early stages and their outcome currently is not determinable. Management believes these actions to be without merit as to the Company and will vigorously contest them.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                 19   Quarterly Report to Investors for the Nine Months Ended
                      September 30, 1994.
                 27   Financial Data Schedule

        (b)  Reports on Form 8-K:
                 No reports on Form 8-K were filed during the quarter ended September 30,1994.

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

                           1st FRANKLIN  FINANCIAL CORPORATION
                           -----------------------------------
                                        Registrant


                                    Ben F. Cheek, III
                           -----------------------------------
                                    Chairman of Board


                                    A.. Roger Guimond
                           -----------------------------------
                               Vice President and Chief
                                          Financial Officer


Date:      November  2, 1994