Form 10-K
FIRST FRANKLIN FINANCIAL CORP
filed 1995-03-31
CIK 38723

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-K

                  ------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                          (Cover page 1 of 2 pages)

State the aggregate market value of the voting stock held by nonaffiliated of the Registrant: Not Applicable.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                  Class                 Outstanding at February 28, 1995
      ----------------------------      --------------------------------
      Common Stock, $100 Par Value                1,700 shares



                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I, II and IV of this Form 10-K.

















                       (Cover page 2 of 2 pages)

                              PART I

Item 1.  BUSINESS:

         The Company, Page 1; Business, Pages 5 - 12; and Financial Statements, Pages 18-30 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1994 are incorporated herein by reference.

Item 2.  PROPERTIES:

         Paragraph 1 of The Company, Page 1; Footnote 7 (Commitments) of Notes to Consolidated Financial Statements, Page 28; and map on back cover of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1994 are incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS:

         The Company has been named as defendant in the following legal proceedings in the state of Alabama:

            Annie E. Erkins, et al. v. 1st Franklin, et al.; Filed in the United States District Court for the Northern District of Alabama, Southern Division; Civil Action No. CV-94-N-2500-S.
              This was a lawsuit originally filed in the Circuit Court for Jefferson County in May, 1994 as a class action suit seeking recovery for an alleged violation of the Alabama Mini-Code and for fraud arising out of the practice of charging for non-filing insurance premiums, charges for credit property insurance and refinancing practices. This case has been dismissed.

            Princess Nobels, et al. v. 1st Franklin, et al.; Filed in the United States District Court for the Middle District of Alabama, Southern Division; Civil Action No. CV-94-T-699-N.
              This is a class action pending in federal district court in Montgomery. Alabama. The case was filed in July, 1994 alleging that certain lending practices violated the federal Truth-in-Lending Act and the federal Racketeer Influenced and Corrupt Organizations Act. The Plaintiffs are filing an amendment in which they express claims for liability arising out of the non-filing insurance under the following theories: (a) Antitrust violations; (b) Truth-in-Lending Act violations; (c) Fraud;
              (d) RICO; (e) Breach of Contract; (f) Conversion. Plantiffs are seeking to have this case certified as a nationwide class. At the present, it is too early to reach any type of informed assessment of the liability of the case. The case is being vigorously defended.

            Dorothy C. Jackson and Rudolph Jackson v. 1st Franklin Financial Corporation and Voyager Guaranty Insurance Company; Filed in Circuit Court for Barbour County, Alabama, Clayton Division; Civil Action No. CV-94-052
              This class action case attacked the practice of charging for credit life insurance premiums based upon the total payments, rather than for the amount financed, and also attacked the practice of 1st Franklin's obtaining a commission on sales of credit life insurance. The claims were based upon fraud, unconsicionability, and breach of contract. Plantifffs sought to have certified a state-wide class action. The case has been dismissed.

            Carl J. White v. 1st Franklin Financial, et al.; Filed in Circuit Court of Talladega County, Alabama; Civil Action No. CV-94-374.
              This case involves an individual claim of fraud against 1st Franklin and Voyager Insurance Company arising out of an allegation of fraud in connection with the sale of a policy. The plaintiff has recently died, and the case has not been revived on behalf of his estate. It is unclear whether or not the case will proceed. It will be vigorously defended.

            Mose Burks v. 1st Franklin, et al.; Filed May, 1994, in the Circuit Court of Barbour County, Alabama, Clayton Division; Civil Action No. CV-94-084.
              This case alleges fraud in connection with the sale of credit insurance and in connection with the refinancing of loans. The case is being vigorously defended.

            Karen Hilliary v. 1st Franklin Financial, et al.; Filed September, 1994 in the Circuit Court of Bullock County, Alabama; Civil Action No. CV-94-92.
              This case alleges fraud in connection with the sale of credit insurance and in connection with the refinancing of loans.
              The case is being vigorously defended.

            Robbie Martin, et al. v. 1st Franklin Financial, et al.; Filed November, 1994 in the United States District Court for the Middle District of Alabama, Southern Division; Civil Action
            No. 94-T-1431-S.
              This case alleges fraud and Mini-Code violations arising out of the sale of non-filing insurance and loan refinancing. The case is being vigorously defended.

            James Russaw v. 1st Franklin Financial, et al.;  Filed
            February, 1995 in the Circuit Court for Barbour County, Alabama, Clayton Division; Civil Action No. CV-95-023.
              This case alleges fraud in connection with the sale of credit insurance and in connection with the refinancing of loans. The case is being vigorously defended.


         These actions (except the two cases which have been dismissed) are in their early stages and their outcome currently is not determinable.


         Other than ordinary routine litigation incidental to the finance business, there are no other material pending legal proceedings.





Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not applicable.

                             PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

         Source of Funds, Page 12 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1994 is incorporated herein by reference.




Item 6.  SELECTED FINANCIAL DATA:

         Selected Consolidated Financial Information, Page 4 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1994 is incorporated herein by reference.




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Management's Discussion of Operations, Pages 13 - 16 of Registrant's Annual Report to security holders for the fiscal year ended
         December 31, 1994 is incorporated herein by reference.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         Pages 18 - 30 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1994 are incorporated herein by reference.




Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         Not applicable.

                             PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:


                                   DIRECTORS
                                   ---------

                                        Director Since
                                             and
                                         Date on Which            Position
  Name of Director             Age     Term Will Expire         With Company
  ----------------             ---     ----------------         ------------
 W. Richard Acree (1)(2)       67       Since 1970;                 None
                                        When successor
                                        elected and qualified

 Ben F. Cheek, III (3)(4)(5)   58       Since 1967;              Chairman of
                                        When successor              Board
                                        elected and qualified

 Lorene M. Cheek (2)(4)(6)     85       Since 1946;                 None
                                        When successor
                                        elected and qualified

 Jack D. Stovall (1)(2)        59       Since 1983;                 None
                                        When successor
                                        elected and qualified

 Robert E. Thompson (1)(2)     63       Since 1970;                 None
                                        When successor
                                        elected and qualified

 __________________________________________________________________________

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

  (4)  Member of Executive Committee.

  (5)  Son of Lorene M. Cheek.

  (6)  Mother of Ben F. Cheek, III.

                              EXECUTIVE OFFICERS
                              ------------------

Name, Age, Position
and Family Relationship                 Business Experience
-----------------------                 -------------------

Ben F. Cheek, III, 58     Joined the Company in 1961 as  attorney and became
Chairman of Board         Vice President in 1962, President in 1972 and Chair-
                          man of Board in  1989.


T. Bruce Childs, 58       Joined the Company in  1958 and was named Vice
President                 President in charge of Operations in 1973 and
No Family Relationship    President in 1989.


Lynn E. Cox, 37           Joined the Company in 1983 and became
Secretary                 Secretary in 1989.
No Family Relationship


A. Roger Guimond, 40      Joined the Company in 1976 as an accountant and
Vice President and        became Chief Accounting Officer in 1978, Chief
Chief Financial Officer   Officer in 1991 and Vice President in 1992.
No Family Relationship


Linda L. Sessa, 40        Joined the Company in 1984 and  became
Treasurer                 Treasurer in 1989.
No Family Relationship



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

Item 11. EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

                                                      Other     All
           Name                                       Annual    Other
           and                                        Compen-   Compen-
        Principal                  Salary    Bonus    sation    sation
        Position          Year        $         $         $         $ *
        --------          ----     -------   -------  -------   -------
     Ben F. Cheek, III    1994     228,000   189,693    2,760    38,594
     Chairman and         1993     216,000   154,653    2,867    44,268
     CEO                  1992     204,000   124,106    2,592    45,594


     T. Bruce Childs      1994     210,000   188,973    4,682    31,071
     President            1993     194,000   153,773    7,179    38,574
                          1992     178,000   123,066    4,683    34,878


     A. Roger Guimond     1994     108,000    62,174    1,650    20,255
     Vice President       1993      96,000    36,790    1,650    15,354
     and CFO              1992      84,000    29,145    1,625    11,427


    * Represents Company contributions to profit-sharing plan, and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $3,816 for 1994, $5,984 for 1993 and $7,310 for 1992.



(g)  Compensation of Directors:

     Directors who are not employees of the Company receive $1,000 per year for attending scheduled board meetings.


(k)  Board Compensation Committee Report on Executive Compensation:

     The Company has no official executive compensation committee. Ben F. Cheek, III (Chairman of the Company) establishes the bases for all executive compensation. The Company is a family owned business with Ben F. Cheek, III being the majority stockholder.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:


(a)   Security Ownership of Certain Beneficial Owners:


 Name and Address of                       Amount and Nature of    Percent
 Beneficial Owner        Title of Class    Beneficial Ownership    Of Class
 -------------------     --------------    ---------------------   --------

Ben F. Cheek, III            Common        1,160 Shares - Direct    68.24%
225 Valley Drive
Toccoa, Georgia  30577

John Russell Cheek           Common          441 Shares - Direct    25.94%
181 Garland Road
Toccoa, Georgia  30577




(b)  Security Ownership of Management:

     Ownership listed below represents ownership in 1st Franklin Financial Corporation, of (i) Directors and named Executive Officers of the Company and (ii) all Directors and Executive Officers as a group:


                                           Amount and Nature of     Percent
     Name                Title of Class    Beneficial Ownership     Of Class
     ----                --------------    ---------------------    --------

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

          The Company leases its Home Office building and print shop for a total of $12,600 per month from Franklin Enterprises, Inc. under leases which expire December 31, 2004. Franklin Enterprises, Inc. is 66.67% owned by Ben F. Cheek, III, a director and executive officer of the Company. In Management's opinion, these leases are at rates which approximate those obtainable from independent third parties.


          Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Income recorded by the Company during the three year period ended December 31, 1994 related to these agreements was $63,800 per year which in Management's opinion approximates the Company's actual cost of these services.


          Liberty leases its office space and equipment from the Company for $4,200 per month, which in Management's opinion are at rates which approximate these obtainable from independent third parties.


          At December 31, 1994, the Company maintained $300,000 of certificates of deposit and $55,518 in a money market account with Liberty at market rates and terms. The Company also had $1,460,003 in demand deposits with Liberty at December 31, 1994.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)  1.   Financial Statements:

            Incorporated by reference from the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1994:

              Report of Independent Public Accountants.

              Consolidated Statements of Financial Position at
              December 31, 1994 and 1993.

              Consolidated Statements of Income and Retained Earnings for the three years ended December 31, 1994.

              Consolidated Statements of Cash Flows for the three years ended December 31, 1994.

              Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules:

            None - Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.   Exhibits:

          2. (a) Articles of Merger of 1st Franklin Corporation with and into 1st Franklin Financial Corporation dated December 31, 1994.

          3. (a) Restated Articles of Incorporation as amended December 29, 1983 (incorporated herein by reference from Form 10-K for the fiscal year ended December 31, 1983).

          4. (a) Executed copy of Indenture dated October 31, 1984, covering the Variable Rate Subordinated Debentures - Series 1 (incorporated herein by reference from Registration Statement No. 2-94191, Exhibit 4a).

             (b)  Modification of Indenture dated March  , 1995.

          9.  Not applicable.

         10. (a) Credit Agreement dated May, 1993 between the registrant and SouthTrust Bank of Georgia, N.A.. (Incorporated herein by reference from Form 10-K for the fiscal year ended
                  December 31, 1993.)

             (b) Revolving Credit Agreement dated October 1, 1985 as amended November 10, 1986; March 1, 1988; August 31, 1989 and
                  May 1, 1990, among the registrant and the banks named therein (Incorporated by reference to Exhibit 10 to the registrant's Form SE dated November 9, 1990.)

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

             (e) Seventh Amendment to Revolving Credit Agreement dated June 20, 1994.

             (f) Merger of 1st Franklin Corporation with 1st Franklin Financial Corporation Consent, Waiver and Eighth Amendment to Revolving Credit and Term Loan Agreement.

        11. Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 1994, incorporated by reference herein.

        12.  Ratio of Earnings to Fixed Charges.

        13. Registrant's Annual Report to security holders for fiscal year ended December 31, 1994.

        18.  Not applicable.

        19.  Not applicable.

        21.  Subsidiaries of Registrant.

        22.  Not applicable.

        23.  Consent of Independent Public Accountants.

        24.  Not applicable.

        27.  Financial Data Schedule

        28.  Not applicable.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     1st FRANKLIN FINANCIAL CORPORATION

      March 30, 1995                 By:  Ben F. Cheek, III
     ---------------                 ----------------------------------
          Date                            Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

     Signatures                 Title                          Date
     ----------                 -----                          ----

   Ben F. Cheek, III           Chairman of Board;          March 30, 1995
--------------------------     Chief Executive
                               Officer


   T. Bruce Childs             President                   March 30, 1995
--------------------------

   A. Roger Guimond            Vice President;             March 30, 1995
--------------------------     Chief Financial
                               Officer


   W. Richard Acree            Director                    March 30, 1995
--------------------------

   Lorene M. Cheek             Director                    March 30, 1995
--------------------------

   Jack D. Stovall             Director                    March 30, 1995
--------------------------

   Robert E. Thompson          Director                    March 30, 1995
--------------------------
Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

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

 (c) This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1994, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.