Form 10-Q
period 1995-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 1995-05-12
CIK 38723

                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1995

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


                       -----------------------------


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


                Class                          Outstanding at April 30, 1995
- --------------------------------------         -----------------------------
Common Stock, par value $100 per share                  1,700 Shares

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Three Months Ended March 31, 1995.
          See Exhibit 19

               Consolidated Statements of Financial Position:
                    March 31, 1995 and December 31, 1994

               Consolidated Statements of Income:
                    Quarters Ended March 31, 1995 and March 31, 1994

               Consolidated Statements of Cash Flows:
                    Quarters Ended March 31, 1995 and March 31, 1994

               Notes to Consolidated Financial Statements



ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

          The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 1995. See Exhibit 19




                        PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                    19   Quarterly Report to Investors for the Three Months
                         Ended March 31, 1995.
                    27   Financial Data Schedule

          (b)  Reports on Form 8-K:
                    No reports on Form 8-K were filed during the quarter ended March 31,1995.

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

                                     1st FRANKLIN  FINANCIAL CORPORATION
                                     -----------------------------------
                                                 Registrant


                                             Ben F. Cheek, III
                                           --------------------
                                             Chairman of Board


                                              A. Roger Guimond
                               ------------------------------------------
                               Vice President and Chief Financial Officer






Date:  May 12, 1995