Form 10-Q
period 1995-06-30
FIRST FRANKLIN FINANCIAL CORP
filed 1995-08-11
CIK 38723

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549




                              FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1995

                                  OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from  ____________ to  _____________



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


                 Class                          Outstanding at July 31, 1995
- --------------------------------------          ----------------------------
Common Stock, par value $100 per share                   1,700 Shares

                    PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1995. See Exhibit 19

            Consolidated Statements of Financial Position:
                 June 30, 1995 and December 31, 1994

            Consolidated Statements of Income:
                 Quarters and Six Months ended June 30, 1995 and June 30, 1994

            Consolidated Statements of Cash Flows:
                 Six Months Ended June 30, 1995 and June 30, 1994

            Notes to Consolidated Financial Statements



ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1995. See Exhibit 19





                     PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

        The Company has been named as defendant in the following legal proceedings in the state of Alabama:

            Leo Upshaw vs 1st Franklin Financial Corporation, Voyager Life Insurance Company, Voyager Guaranty Insurance Company and Keith Davis; Filed in Circuit Court of Barbour County, Alabama, Clayton Division; Civil Action No. CV-95-031.
                 On May 11, 1995, the Company was served notice of this case which alleges fraud in connection with the sale of credit insurance and in connection with the refinancing of loans.

            Edna P. Robinson vs 1st Franklin Financial Corporation, Voyager Life Insurance Company and Keith Davis; Filed in Circuit Court of Barbour County, Alabama, Clayton Division; Civil Action No. CV-95-098.
                 On May 11, 1995, the Company was served notice of this case which alleges fraud in connection with the sale of credit insurance and in connection with the refinancing of loans.

            Teri W. Foster vs 1st Franklin Financial Corporation; Filed in Circuit Court of Barbour County, Alabama; Civil Action No. CV-95-0123.
                 On May 11, 1995, the Company was served notice of this case which alleges fraud in connection with the sale of credit insurance


            Vicki Davis vs 1st Franklin Financial Corporation; Filed in Circuit Court of Barbour County, Alabama; Civil Action No. CV-95-0139.
                 On May 11, 1995, the Company was served notice of this case which alleges fraud in connection with the refinancing of a loan.

            Corinthia Holman vs 1st Franklin Financial Corporation and Voyager Life Insurance Company; Filed in Circuit Court of Barbour County, Alabama; Civil Action No. CV-95-0142.
                 On May 11, 1995, the Company was served notice of this case which alleges fraud in connection with the sale of credit insurance and in connection with the refinancing of loans.


        The aforementioned actions are in addition to previously disclosed complaints. Each of the complaints seek compensatory and punitive damages. All of these actions are in their early stages and their outcome currently is not determinable. Management believes that the Company's Alabama operations are in compliance with applicable regulations and the actions are without merit. The Company is diligently contesting them.




ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                 19 Quarterly Report to Investors for the Six Months Ended June 30, 1995.

                 27   Financial Data Schedule


        (b)  Reports on Form 8-K:
                 No reports on Form 8-K were filed during the quarter ended June 30,1995.

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

                                     1st FRANKLIN  FINANCIAL CORPORATION
                                     -----------------------------------
                                                  Registrant


                                                 Ben F. Cheek, III
                                             -------------------------
                                                 Chairman of Board


                                                  A. Roger Guimond
                                             --------------------------
                                             Vice President and
                                                Chief Financial Officer


Date:  August 7, 1995