Form 10-Q
period 1995-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 1995-11-14
CIK 38723

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549




                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1995

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to  __________________



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

               Class                          Outstanding at October 31, 1995
--------------------------------------        -------------------------------
Common Stock, par value $100 per share                  1,700 Shares

                    PART I.  FINANCIAL INFORMATION



ITEM 1.  Financial Statements:

         The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1995.
         See Exhibit 19

            Consolidated Statements of Financial Position:
                 September 30, 1995 and December 31, 1994

            Consolidated Statements of Income:
                 Quarters and Nine Months ended September 30, 1995 and
                      September 30, 1994

            Consolidated Statements of Cash Flows:
                 Nine Months Ended September 30, 1995 and September 30, 1994

            Notes to Consolidated Financial Statements




ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

         The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1995. See Exhibit 19

                     PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company has been named as defendant in the following legal proceedings in the state of Alabama:


            Timothy Anthony and Sandrea M. Anthony vs 1st Franklin Financial Corporation,et al.; Filed March 15, 1995 in the United States District Court for the Middle District of Alabama, Northern Division, Civil Action No. CV-95-D-479-N.

                 The plaintiff alleges fraud in connection with the sale of credit insurance and in connection with the refinancing of loans. At the present, it is too early to reach any type of informed assessment of the liability of the case. The case is being vigorously defended.


            Dorothy McCurdy vs American General Finance, Inc.; et al. Filed October 6, 1995 in the U.S. District Court for the Middle District of Alabama, Northern Division, Civil Action No. 95-D-1291-N.

                 This is a class action, of which 1st Franklin Financial Corporation is a named defendant, alleging certain violations under the federal Racketeer Influenced and Corrupt Organizations Act in connection with the sale of credit insurance. At the present, it is too early to reach any type of informed assessment of the liability of the case. The case is being vigorously defended.


            Melissa Murray vs 1st Franklin Financial Corporation, a corporation; Ross Barrett, an individual; Fictitious Parties "A" through "D", being those persons or entities whose identities are not known, who extended insurance credit coverage relating to the transaction, the subject of this lawsuit. Filed October 17, 1995 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV-9507428.

                 The plaintiff alleges fraud in connection with the sale of credit insurance and in connection with the refinancing of loans. At the present, it is too early to reach any type of informed assessment of the liability of the case. The case is being vigorously defended.


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

         During July and October, the Company entered into settlement agreements with certain borrowers who had previously asserted claims or had stated their intention to file claims against the Company. Although the Company and its employees deny that they are guilty of any wrongdoing or any breach of any legal obligation or duty to the Claimants, in recognition of the expense and uncertainty of liitigation, Management felt it was in the best interest of the Company to dispose of these cases. The following claims were disposed of:

            Robbie Martin, et al. vs 1st Franklin Financial Corporation, et al.; Filed November, 1994 in the United States District Court for the Middle District of Alabama, Southern Division; Civil Action No. 94-T-1431-S; previously disclosed in the Company's Form 10-K for the period ended December 31, 1994.

            Leo Upshaw asserted claims against 1st Franklin Financial Corporation and its employees in the Circuit Court for Barbour County, Alabama, Civil Action No. CV-95-081, which case had been removed to United States District Court for the Middle District of Alabama, Case No CV-95-T-737-N; previously disclosed in the Company's Form 10-Q dated for the quarter ended June 30, 1995.

            Edna P. Robinson asserted claims against 1st Franklin Financial Corporation and its employees in a case filed in the Circuit Court for Barbour County, Alabama, Civil Action No. CV-95-098, which case had been removed to the United States District Court for the Middle District of Alabama, Case No. CV-95-A-738-N; previously disclosed in the Company's Form 10-Q for the quarter ended June 30, 1995.

            James Russaw asserted claims against 1st Franklin Financial Corporation in the Circuit Court for Barbour County, Alabama, Clayton Division; Civil Action No. CV-95-023; previously disclosed in the Company's Form 10-K for the year ended December 31, 1994.

            James Harris, Mary Henderson, Bobbie Hicks, Louis Hill, William Hollins, Mary Jackson, Billy Jones, Delores King, Willie Skipper, Earlene Smith, Thelma Thornton, James Wilburn, Curtis Williams, Houston Wynn, all of whom are residents of Barbour County, Alabama; and Betty Perdue, who is a resident of Pike County, Alabama. All were borrowers of 1st Franklin Financial Financial Corporation for which no suits are presently pending but which had been threatened.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                 19 Quarterly Report to Investors for the Nine Months Ended September 30, 1995.

         (b)  Reports on Form 8-K:
                 No reports on Form 8-K were filed during the quarter ended September 30,1995.

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

                                     1st FRANKLIN  FINANCIAL CORPORATION
                                     -----------------------------------
                                                  Registrant


                                              Ben F. Cheek, III
                                              -----------------
                                              Chairman of Board


                                               A. Roger Guimond
                                          --------------------------
                                          Vice President and
                                             Chief Financial Officer


Date:  November 14, 1995