Form 10-K
period 1995-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 1996-04-01
CIK 38723

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K

                       ------------------------------

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                      Outstanding at February 28, 1996
   -------------------------------------    --------------------------------
   Voting Common Stock, $100 Par Value                1,700 shares
   Non-Voting Common Stock, No Par Value            168,201 shares


                  DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II and IV of this Form 10-K.


                       (Cover page 2 of 2 pages)

                                 PART I

Item 1.  BUSINESS:

         The Company, Page 1; Business, Pages 5 - 12; and Financial Statements, Pages 18-30 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995 are incorporated herein by reference.


Item 2.  PROPERTIES:

         Paragraph 1 of The Company, Page 1; Footnote 7 (Commitments) of Notes to Consolidated Financial Statements, Page 28; and map on back cover of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995 are incorporated herein by reference.


Item 3.  LEGAL PROCEEDINGS:

         The Company has been named as defendant in the following legal proceedings in the state of Alabama:

            Debra Underwood v. 1st Franklin Financial Corporation, et al.; Filed in the Court of Chilton County, Alabama;
            Civil Action No. CV-96-001-R.
               This lawsuit was filed in January 1, 1996. The plaintiffs allege that the Company required them to purchase credit life insurance before extending a loan to them. The plaintiffs allege that, in so requiring, the Company violated the Alabama Mini-Code, committed fraudulent misrepresentation and suppression, and engaged in a conspiracy. Plaintiffs also allege that the Company and the other defendants fraudulently suppressed the costs of refinancing their existing loan. At the present, it is too early to reach any type of informed assessment of the liability of the case. The case is being vigorously defended.

             Annie Liptrot, et al. v 1st Franklin Financial Corporation, et al.; Filed in the United States District Court for the Middle District of Alabama; Civil Action No. CV-95-T-1656-N.
               This lawsuit was filed November 28, 1995 as a putative statewide class action, in which the plaintiff alleges that the Company has violated the Alabama Mini-Code and committed fraud arising out of the sale of credit life insurance. At the present, it is too early to reach any type of informed assessment of the liability of the case. The case is being vigorously defended.

             Earnestine B. Simmons v. 1st Franklin Financial, et al.; Filed January, 1996 in Superior Court for Dougherty County, Georgia; Civil Action No. 96-CV-020
                This class action case seeks recovery for alleged violations of fraud and deceit, breach of contract and violations under the Georgia RICO act arising out of the sale of non-filing and personal property insurance. At the present, it is too early to reach any type of informed assessment of the liability of the case. The case is being vigorously defended.

          During recent months, the Company entered into settlement agreements with certain borrowers who had previously asserted claims against the Company. Although the Company and its employees deny that they are guilty of any wrongdoing or any breach of any legal obligation or duty to the Claimants, in recognition of the expense and uncertainty of litigation, Management felt it was in the best interest of the Company to dispose of these cases. The following cases previously reported have been disposed of:


             Mose Burks v. 1st Franklin, et al.; Filed May, 1994, in the Circuit Court of Barbour County, Alabama, Clayton Division; Civil Action No. CV-94-084; previously disclosed in the Company's Form 10-K for the period ended December 31, 1994. The case was settled on December 29, 1995.

             Karen Hilliary v. 1st Franklin Financial, et al.; Filed September, 1994 in the Circuit Court of Bullock County, Alabama; Civil Action No. CV-94-92; previously disclosed in the Company's Form 10-K for the period ended December 31, 1994. The case was settled on December 29, 1995.

             Vicie Davis v. 1st Franklin Financial Corporation, et al.; Originally filed on May 11, 1995 in Circuit Court of Barbour County, Alabama; Civil Action No. CV-95-0139; previously disclosed in the Company's Form 10-Q for the period ended June 30, 1995. The case was settled during February, 1996.

             Corinthia Holman v. 1st Franklin Financial Corporation, et al.; Filed May 11, 1995 in the Circuit Court of Barbour County, Alabama; Civil Action No. CV-95-0142; previously disclosed in the Company's Form 10-Q for the period ended June 30, 1995. The case was settled during February, 1996.

             Teri Foster v. 1st Franklin Financial Corporation, et al.;
             Filed May 11, 1995 in the Circuit Court of Barbour County, Alabama; Civil Action No. CV-95-0123; previously disclosed in the Company's Form 10-Q for the period ended June 30, 1995. The case was settled during February, 1996.

             Nine other cases in Alabama, similar in nature to the aforementioned, were filed during January and February, 1996. The Company settled all of these during the first quarter of 1996.


           Other than ordinary routine litigation incidental to the finance business, there are no other material pending legal proceedings.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            Not applicable.

                                PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

            Source of Funds, Page 12 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995 is incorporated herein by reference.



Item 6.  SELECTED FINANCIAL DATA:

            Selected Consolidated Financial Information, Page 4 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995 is incorporated herein by reference.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

            Management's Discussion of Operations, Pages 13 - 15 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995 is incorporated herein by reference.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

            Pages 18 - 30 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995 are incorporated herein by reference.



Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

            Not applicable.

                                PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

                               DIRECTORS

                                      Director Since
                                           and
                                      Date on Which               Position
  Name of Director           Age      Term Will Expire           With Company
  ----------------           ---      ----------------           ------------
 W. Richard Acree (1)(2)      68      Since 1970;                    None
                                      When successor
                                      elected and qualified

 Ben F. Cheek, III (3)(4)(5)  59      Since 1967;                Chairman of
                                      When successor                Board
                                      elected and qualified

 Lorene M. Cheek (2)(4)(6)    86      Since 1946;                    None
                                      When successor
                                      elected and qualified

 Jack D. Stovall (1)(2)       60      Since 1983;                    None
                                      When successor
                                      elected and qualified

 Robert E. Thompson (1)(2)    64      Since 1970;                    None
                                      When successor
                                      elected and qualified

   _______________________________________________________________________

   (1)  Member of Audit Committee.

   (2) Mr. Acree is President of Acree Oil Company, a distributor of petroleum products in Northeast Georgia; Mrs. Cheek is an honorary member of the Board of Trustees of Tallulah Falls School;
        Dr. Thompson is a physician at Toccoa Clinic; and Mr. Stovall is President of Stovall Building Supplies, Inc. These positions have been held by each respective Director for more than five years.

   (3) Reference is made to the business experience of executive officers of the Company as detailed below.

   (4)  Member of Executive Committee.

   (5)  Son of Lorene M. Cheek.

   (6)  Mother of Ben F. Cheek, III.

                            EXECUTIVE OFFICERS


Name, Age, Position
and Family Relationship                  Business Experience
- -----------------------       ----------------------------------------------
Ben F. Cheek, III, 59         Joined the Company in 1961 as attorney and
Chairman of Board             became Vice President in 1962, President in
                              1972 and Chairman of Board in 1989.


T. Bruce Childs, 59           Joined the Company in  1958 and  was named Vice
President                     President in charge of Operations in 1973 and
No Family Relationship        President in 1989.


Lynn E. Cox, 38               Joined the Company in 1983 and became
Secretary                     Secretary in 1989.
No Family Relationship


A. Roger Guimond, 41          Joined the Company in 1976 as an accountant and
Vice President and            became Chief Accounting Officer in 1978, Chief
   Chief Financial Officer    Financial Officer in 1991 and Vice President in
No Family Relationship        1992.


Linda L. Sessa, 41            Joined the Company in 1984 and  became
Treasurer                     Treasurer in 1989.
No Family Relationship



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

Item 11. EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

                                                         Other      All
               Name                                      Annual     Other
               and                                       Compen-    Compen-
            Principal                Salary     Bonus    sation     sation
            Position         Year       $         $        $        $   *
            --------         ----    -------   -------   ------     -------
        Ben F. Cheek, III    1995    240,000   220,466    3,033     146,114
          Chairman and       1994    228,000   189,693    2,760      38,594
          CEO                1993    216,000   154,653    2,867      44,268

        T. Bruce Childs      1995    228,000   219,986    4,236     130,447
          President          1993    210,000   188,973    4,682      31,071
                             1992    194,000   153,773    7,179      38,574

        A. Roger Guimond     1995    120,000    74,816    1,650      40,959
          Vice President     1994    108,000    62,174    1,650      17,945
          and CFO            1993     96,000    36,790    1,650      15,354

  * Represents Company contributions to profit-sharing plan, and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $4,425 for 1995, $3,816 for 1994 and $5,984 for 1993. Includes Company contributions to profit-sharing plan for the benefit of T. Bruce Childs. Also represents contributions to profit-sharing plan, and reported compensation from premiums on a life insurance policy for the benefit of A. Roger Guimond in the amount of $574 for 1995.


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


(a) Security Ownership of Certain Beneficial Owners as of March 26, 1996:


 Name and Address of                        Amount and Nature of     Percent
 Beneficial Owner         Title of Class    Beneficial Ownership     Of Class
 -------------------      --------------    ---------------------    --------
Ben F. Cheek, III         Voting Common     1,160 Shares - Direct     68.24%
225 Valley Drive
Toccoa, Georgia  30577

John Russell Cheek        Voting Common     441 Shares - Direct       25.94%
181 Garland Road
Toccoa, Georgia  30577



(b) Security Ownership of Management as of March 26, 1996:

    Ownership listed below represents ownership in 1st Franklin Financial Corporation, of (i) Directors and named Executive Officers of the Company and (ii) all Directors and Executive Officers as a group:


                                               Amount and Nature of   Percent
     Name            Title of Class            Beneficial Ownership   Of Class
     ----            --------------            --------------------   -------
Ben F. Cheek, III    Voting Common Stock       1,160 Shares - Direct   68.24%
                     Non-Voting Common Stock   114,840 Shares (1)      68.24%

T. Bruce Childs      Voting Common Stock       None                    None
                     Non-Voting Common Stock   None                    None

A. Roger Guimond     Voting Common Stock       None                    None
                     Non-Voting Common Stock   None                    None
                     __________________________________________

All Directors and
  Executive Officers
  as a Group         Voting Common Stock       1,160 Shares - Direct   68.24%
                     Non-Voting Common Stock   114,840 Shares          68.24%


    (1) Such shares are owned by Cheek Investments, L.P., of which Ben F. Cheek, III and his wife are the general partners.



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


          Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Income recorded by the Company during the three year period ended December 31, 1995 related to these agreements was $63,800 per year which in Management's opinion approximates the Company's actual cost of these services.


          Liberty leases its office space and equipment from the Company for $4,200 per month, which in Management's opinion is at a rate which approximates that obtainable from independent third parties.


          At December 31, 1995, the Company maintained $2,300,000 of certificates of deposit and $2,360 in a money market account with Liberty at market rates and terms. The Company also had $1,431,090 in demand deposits with Liberty at December 31, 1995.

                                 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

 (a)  1. Financial Statements:

         Incorporated by reference from the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995:

         Report of Independent Public Accountants.

         Consolidated Statements of Financial Position at December 31, 1995 and 1994.

         Consolidated Statements of Income and Retained Earnings for the three years ended December 31, 1995.

         Consolidated Statements of Cash Flows for the three years ended December 31, 1995.

         Notes to Consolidated Financial Statements.

     2.  Financial Statement Schedules:

         None - Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     3.  Exhibits:

         2. (a) Articles of Merger of 1st Franklin Corporation with and into 1st Franklin Financial Corporation dated December 31, 1994 (incorporated herein by reference to Exhibit 3(2)(a) from Form 10-K for the fiscal year ended December 31, 1994).

         3. (a)   Restated Articles of Incorporation as amended January 26,
                  1996.

            (b)   Bylaws

         4. (a) Executed copy of Indenture dated October 31, 1984, covering the Variable Rate Subordinated Debentures - Series 1 (incorporated herein by reference from Registration Statement No. 2-94191, Exhibit 4a).

            (b)   Modification of Indenture dated March 29, 1995
                  (incorporated herein by reference to Exhibit 3(4)(b) from Form 10-K for the fiscal year ended December 31, 1994).

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

            (e)   Seventh Amendment to Revolving Credit Agreement dated
                  June 20, 1994. (Incorporated by reference to Exhibit 10(e) from Form 10-K for the fiscal year ended December 31, 1994.)

            (f) Merger of 1st Franklin Corporation with 1st Franklin Financial Corporation Consent, Waiver and Eighth Amendment to Revolving Credit and Term Loan Agreement. (Incorporated herein by reference to Exhibit 10(f) from Form 10-K for the fiscal year ended December 31, 1994.)

        11. Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 1995, incorporated by reference herein.

        12.  Ratio of Earnings to Fixed Charges.

        13. Registrant's Annual Report to security holders for fiscal year ended December 31, 1995.

        18.  Not applicable.

        19.  Not applicable.

        21.  Subsidiaries of Registrant.

        22.  Not applicable.

        23.  Consent of Independent Public Accountants.

        24.  Not applicable.

        27.  Financial Data Schedule

        28.  Not applicable.


 (b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  1st FRANKLIN FINANCIAL CORPORATION

          March 29, 1996               By: s/ Ben F. Cheek, III
          --------------                   --------------------
               Date                           Chairman of Boad


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

    Signatures                 Title                Date

s/ Ben F. Cheek, III      Chairman of Board;    March 29, 1996
- ---------------------      Chief Executive      --------------
                           Officer

s/ T. Bruce Childs        President             March 29, 1996
- ---------------------                           --------------

s/ A. Roger Guimond       Vice President;       March 29, 1996
- ---------------------      Chief Financial      --------------
                           Officer

s/ W. Richard Acree       Director              March 29, 1996
- ---------------------                           --------------

s/ Lorene M. Cheek        Director              March 29, 1996
- ---------------------                           --------------

s/ Jack D. Stovall        Director              March 29, 1996
- ---------------------                           --------------

s/ Robert E. Thompson     Director              March 29, 1996
- ---------------------                           --------------

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

   (c) This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1995, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.