Form 10-Q
period 1996-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 1996-05-10
CIK 38723

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                          ----------------


                             FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1996

                                 OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                          ----------------

                   Commission File Number 2-27985

                          ----------------


                 1st Franklin Financial Corporation

   A Georgia Corporation              I.R.S. Employer No. 58-0521233

                       213 East Tugalo Street
                        Post Office Box 880
                       Toccoa, Georgia  30577
                           (706) 886-7571

                          ----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at April 30, 1996
- ----------------------------------------------  -----------------------------
Voting Common Stock, par value $100 per share            1,700 Shares
Non-Voting Common Stock, par value $1 per share        168,201 Shares

                   PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Three Months Ended March 31, 1996. See Exhibit 19

             Consolidated Statements of Financial Position:
                  March 31, 1996 and December 31, 1995

             Consolidated Statements of Income:
                  Quarters Ended March 31, 1996 and March 31, 1995

             Consolidated Statements of Cash Flows:
                  Quarters Ended March 31, 1996 and March 31, 1995

             Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to
        Investors for the Three Months Ended March 31, 1996.  See Exhibit 19




                    PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Three Months Ended March 31, 1996.

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended March 31,1996.

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

                                     1st FRANKLIN  FINANCIAL CORPORATION
                                     -----------------------------------
                                                  Registrant


                                              s/ Ben F. Cheek, III
                                              --------------------
                                                Chairman of Board

                                               s/ A. Roger Guimond
                                            -----------------------
                                              Vice President and
                                            Chief Financial Officer


Date:  May 10, 1996