Form 10-Q
period 1996-06-30
FIRST FRANKLIN FINANCIAL CORP
filed 1996-08-14
CIK 38723

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549




                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1996

                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________




                      Commission File Number 2-27985




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at July 31, 1996
- -----------------------------------------------   ----------------------------
Voting Common Stock, par value $100 per share                  1,700 Shares
Non-Voting Common Stock, par value $1 per share              168,201 Shares

                      PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1996. See Exhibit 19

             Consolidated Statements of Financial Position:
                  June 30, 1996 and December 31, 1995

             Consolidated Statements of Income:
                  Quarters and Six Months Ended
                    June 30, 1996 and June 30, 1995

             Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 1996 and June 30, 1995

             Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1996. See Exhibit 19



                       PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Six Months Ended June 30, 1996.

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended June 30, 1996

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     1st FRANKLIN  FINANCIAL CORPORATION
                                   ------------------------------------------
                                                 Registrant


                                            s/  Ben F. Cheek, III
                                   ------------------------------------------
                                               Chairman of Board


                                            s/ A. Roger Guimond
                                   ------------------------------------------
                                   Vice President and Chief Financial Officer


Date:  August 14, 1996