Form 10-Q
period 1996-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 1996-11-14
CIK 38723

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1996

                                   OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from  _____________  to  _____________



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

                Class                          Outstanding at October 31, 1996
---------------------------------------------- -------------------------------
Voting Common Stock, par value $100 per share             1,700 Shares
Non-Voting Common Stock, par value $1 per share          168,201 Shares

                      PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1996. See Exhibit 19

             Consolidated Statements of Financial Position:
                  September 30, 1996 and December 31, 1995

             Consolidated Statements of Income:
                  Quarters and Nine Months Ended September 30, 1996 and September 30, 1995

             Consolidated Statements of Cash Flows:
                  Nine Months Ended September 30, 1996 and September 30, 1995

             Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1996. See Exhibit 19



                    PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Nine Months Ended September 30, 1996.

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended September 30, 1996

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

                                 1st FRANKLIN  FINANCIAL CORPORATION
                                 -----------------------------------
                                             Registrant


                                         s/Ben F. Cheek, III
                                         -------------------
                                          Chairman of Board


                                         s/ A. Roger Guimond
                               ------------------------------------------
                               Vice President and Chief Financial Officer


Date:  November  13, 1996