Form 10-K
period 1996-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 1997-03-28
CIK 38723

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-K

                        ------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

  State the aggregate market value of the voting stock held by non-affiliated of the Registrant: Not Applicable.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                     Outstanding at February 28, 1997
  -------------------------------------   --------------------------------
     Common Stock, $100 Par Value                  1,700 shares
  Non-Voting Common Stock, No Par Value           168,300 Shares


                  DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II and IV of this Form 10-K.







































                           (Cover page 2 of 2 pages)

                                 PART I
Item 1. BUSINESS:

        The Company, Page 1; Business, Pages 5 - 12; and Financial Statements, Pages 17-30 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996 are incorporated herein by reference.

Item 2. PROPERTIES:

        Map on inside front cover; paragraph 1 of The Company, Page 1; Footnote 7 (Commitments) of Notes to Consolidated Financial Statements, Page 28 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996 are incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS:

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

        Carl J. White v. 1st Franklin Financial, et al.; Filed in the Circuit Court of Talladega County, Alabama, Civil Action No. CV-94-374; previously disclosed in the Company's Form 10-K for the period ended December 31, 1994. The case was settled on November 26, 1996.

        Princess Nobels, et al. v. 1st Franklin , et al.; Filed in the United States District Court for the Middle District of Alabama, Southern Division; Civil Action No. CV-94-T-699-N; previously disclosed in the Company's Form 10-K for the period ended December 31, 1994. The case was settled during February 1997.

        Annie Liptrot, et al. v. 1st Franklin Financial Corporation, et al.; Filed in the United States District Court for the Middle District of Alabama; Civil Action No. CV-95-T-1656-N; previously disclosed in the Company's Form 10-K for the period ended December 31, 1995. The case was settled during March 1997.

        Timothy Anthony and Sandrea M. Anthony vs 1st Franklin Financial Corporation,et al.; Filed in the United States District Court for the Middle District of Alabama, Northern Division, Civil Action No. CV-95-D-479-N; previously reported in the Company's Form 10-Q for the period ended September 30, 1995. The case was settled during March 1997.

        Dorothy McCurdy vs American General Finance, Inc.; et al. Filed in the U.S. District Court for the Middle District of Alabama, Northern Division, Civil Action No. 95-D-1291-N; previously reported in the Company's Form 10-Q for the period ended September 30, 1995. The case was settled during March 1997.

        Other than ordinary routine litigation incidental to the finance business, there are no other material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        Not applicable.

                                PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS:

        Source of Funds, Page 12 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996 is incorporated herein by reference.


Item 6. SELECTED FINANCIAL DATA:

        Selected Consolidated Financial Information, Page 4 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996 is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

        Management's Discussion of Operations, Pages 13 - 16 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996 is incorporated herein by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

        Pages 17 - 30 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996 are incorporated herein by reference.


Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

        Not applicable.

--------------------------

Forward Looking Statements:

The statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market for the Registrant's Common Stock and Related Stockholders' Matters" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, business the ability to manage cash flow and working capital, and other factors referenced elsewhere herein.

                                PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

                                DIRECTORS

                                        Director Since
                                             and
                                        Date on Which              Position
    Name of Director            Age     Term Will Expire         With Company
    ----------------            ---     ----------------         ------------
  W. Richard Acree (1)(2)       69      Since 1970;                  None
                                        When successor
                                        elected and qualified

  Ben F. Cheek, III (3)(4)(5)   60      Since 1967;               Chairman of
                                        When successor               Board
                                        elected and qualified

  Lorene M. Cheek (2)(4)(6)     87      Since 1946;                  None
                                        When successor
                                        elected and qualified

  Jack D. Stovall (1)(2)        61      Since 1983;                  None
                                        When successor
                                        elected and qualified

  Robert E. Thompson (1)(2)     65      Since 1970;                  None
                                        When successor
                                        elected and qualified

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

  (4)  Member of Executive Committee.

  (5)  Son of Lorene M. Cheek.

  (6)  Mother of Ben F. Cheek, III.

                           EXECUTIVE OFFICERS


Name, Age, Position
and Family Relationship              Business Experience
-----------------------              -------------------
Ben F. Cheek, III, 60      Joined the Company in 1961 as attorney and became
Chairman of Board          Vice President in 1962, President in 1972 and
                           Chairman of Board in 1989.


T. Bruce Childs, 60        Joined the Company in 1958 and was named Vice
President                  President in charge of Operations in 1973 and
No Family Relationship     President in 1989.


Lynn E. Cox, 39            Joined the Company in 1983 and became Secretary
Secretary                  in 1989.
No Family Relationship


A. Roger Guimond, 42       Joined the Company in 1976 as an accountant and
Vice President and         became Chief Accounting Officer in 1978, Chief
 Chief Financial Officer   Financial Chief Financial Officer Officer in 1991
No Family Relationship     and Vice President in 1992.


Linda L. Sessa, 42         Joined the Company in 1984 and became Treasurer
Treasurer                  in 1989.
No Family Relationship



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

Item 11.  EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

                                                        Other    All
                 Name                                   Annual   Other
                 and                                    Compen-  Compen-
              Principal               Salary    Bonus   sation    sation
              Position        Year       $        $       $         $   *
              --------        ----    -------  -------  -------  -------
          Ben F. Cheek, III   1996    252,000  217,932   3,431    98,366
            Chairman and      1995    240,000  220,466   3,033   146,114
            CEO               1994    228,000  189,693   2,760    34,268

          T. Bruce Childs     1996    246,000  217,692   3,179    87,633
            President         1995    228,000  219,986   4,236   130,447
                              1994    210,000  188,973   4,682    31,071

          A. Roger Guimond    1996    132,000   74,362   1,650    29,589
            Vice President    1995    120,000   74,816   1,650    40,959
            and CFO           1994    108,000   62,174   1,650    17,945

  * Represents Company contributions to profit-sharing plan, and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $4,931 for 1996, $4,425 for 1995 and $3,816 for 1994. Includes Company contributions to profit-sharing plan for the benefit of T. Bruce Childs. Also represents contributions to profit-sharing plan, and reported compensation from premiums on a life insurance policy for the benefit of A. Roger Guimond in the amount of $574 for 1995.



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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:


(a)    Security Ownership of Certain Beneficial Owners as of January 1, 1997:

Name and Address of                         Amount and Nature of      Percent
Beneficial Owner          Title of Class    Beneficial Ownership     Of Class
----------------------    --------------    ---------------------    --------
Ben F. Cheek, III         Voting Common     1,160 Shares - Direct      68.24%
225 Valley Drive
Toccoa, Georgia  30577

John Russell Cheek        Voting Common      441 Shares - Direct       25.94%
181 Garland Road
Toccoa, Georgia  30577


(b) Security Ownership of Management as of January 1, 1997:

    Ownership listed below represents ownership in 1st Franklin Financial Corporation, of (i) Directors and named Executive Officers of the Company and (ii) all Directors and Executive Officers as a group:


                                               Amount and Nature of   Percent
     Name                   Title of Class     Beneficial Ownership   Of Class
     ----                   --------------     --------------------   --------
Ben F. Cheek, III      Voting Common Stock     1,160 Shares - Direct   68.24%
                     Non-Voting Common Stock   114,840 Shares (1)      68.24%

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



 (1) Effective January 1, 1997, the Company elected S Corporation status for income tax reporting purposes for the Company. Because partnerships are ineligible as S Corporation shareholders, Cheek Investments, L.P.

      distributed its shares of the Company to its eight partners (six trusts, Ben F. Cheek, III and Elizabeth Cheek, wife of Ben F. Cheek,III). Ben
      F. Cheek, III and Elizabeth Cheek are grantors of the trust. Below is a recap of ownership in non-voting common stock attributable to Ben F. Cheek, III:
                                                           No Of
                        Name                               Shares  Percentage
                        ----                               ------  ----------
      Ben F. Cheek, III                                       574       .34%
      Elizabeth Cheek                                         574       .34%
      Ben Cheek Trust A (f/b/o Ben F. Cheek, IV)           18,949     11.26%
      Ben Cheek Trust B (f/b/o Virginia C. Herring)        18,949     11.26%
      Ben Cheek Trust C (f/b/o David W. Herring)           18,949     11.26%
      Elizabeth Cheek Trust A (f/b/o Ben F. Cheek, IV)     18,949     11.26%
      Elizabeth Cheek Trust B (f/b/o Virginia C. Herring)  18,948     11.26%
      Elizabeth Cheek Trust C (f/b/o David W. Cheek)       18,948     11.26%
                                                          -------     -----
                                                          114,840     68.24%
                                                          =======     =====


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

          Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Income recorded by the Company during the three year period ended December 31, 1996 related to these agreements was $63,800 per year which in Management's opinion approximates the Company's actual cost of these services.

          Liberty leases its office space and equipment from the Company for $4,200 per month, which in Management's opinion is at a rate which approximates that obtainable from independent third parties.

          At December 31, 1996, the Company maintained $2,300,000 of certificates of deposit with Liberty at market rates and terms. The Company also had $1,609,087 in demand deposits with Liberty at December 31, 1996.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)   1. Financial Statements:

         Incorporated by reference from the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996:

           Report of Independent Public Accountants.

           Consolidated Statements of Financial Position at
           December 31, 1996 and 1995.

           Consolidated Statements of Income and Retained Earnings for the three years ended December 31, 1996.

           Consolidated Statements of Cash Flows for the three years ended December 31, 1996.

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

          3. (a) Restated Articles of Incorporation as amended January 26, 1996 (incorporated herein by reference to Exhibit 3(3)(a) from Form 10-K for the fiscal year ended December 31, 1995).

             (b) Bylaws (incorporated herein by reference to Exhibit 3(3)(b) from Form 10-K for the fiscal year ended December 31, 1995).

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

             (g) Ninth Amendment to Revolving Credit Agreement and Term Loan Agreement dated June 20, 1996.

         11. Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 1996, incorporated by reference herein.

         12.  Ratio of Earnings to Fixed Charges.

         13. Registrant's Annual Report to security holders for fiscal year ended December 31, 1996.

         18.  Not applicable.

         19.  Not applicable.

         21.  Subsidiaries of Registrant.

         22.  Not applicable.

         23.  Consent of Independent Public Accountants.

         24.  Not applicable.

         27.  Financial Data Schedule

         28.  Not applicable.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                 1st FRANKLIN FINANCIAL CORPORATION

      March 27, 1997            By:     s/Ben F. Cheek, III
      --------------                 ---------------------------
           Date                          Ben F. Cheek, III
                                         Chairman of Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

    Signatures                      Title                    Date
    ----------                      -----                    ----
s/(Ben F. Cheek, III)          Chairman of Board;       March 27, 1997
----------------------         Chief Executive          --------------
  Ben F. Cheek, III            Officer

s/(T. Bruce Childs)            President                March 27, 1997
----------------------                                  --------------
  T. Bruch Childs

s/(A. Roger Guimond)           Vice President;          March 27, 1997
----------------------         Chief Financial          --------------
  A. Roger Guimond             Officer

s/(W. Richard Acree)           Director                 March 27, 1997
----------------------                                  --------------
  W. Richard Acree

s/(Lorene M. Cheek)            Director                 March 27, 1997
----------------------                                  --------------
  Lorene M. Cheek

s/(Jack D. Stovall)            Director                 March 27, 1997
----------------------                                  --------------
  Jack D. Stovall

s/(Robert E. Thompson)         Director                 March 27, 1997
----------------------                                  --------------
  Robert E. Thompson

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

  (c) This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1996, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.