Form 10-Q
period 1997-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 1997-05-13
CIK 38723

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                         -----------------------

                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1997

                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                             ------------------


                      Commission File Number 2-27985
                             ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at April 30, 1997
---------------------------------------------   -----------------------------
Voting Common Stock, par value $100 per share            1,700 Shares
Non-Voting Common Stock, no par value                  168,300 Shares

                           PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:
----------------------------

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Three Months Ended March 31, 1997. See Exhibit 19

             Consolidated Statements of Financial Position:
                  March 31, 1997 and December 31, 1996

             Consolidated Statements of Income:
                  Quarters Ended March 31, 1997 and March 31, 1996

             Consolidated Statements of Cash Flows:
                  Quarters Ended March 31, 1997 and March 31, 1996

             Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.
        ---------------------

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 1997. See Exhibit 19



                       PART II.  OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Three Months Ended March 31, 1997.

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended March 31,1997.

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

                                         1st FRANKLIN  FINANCIAL CORPORATION
                                         -----------------------------------
                                                      Registrant


                                                   Ben F. Cheek, III
                                                   -----------------
                                                   Chairman of Board


                                                  A. Roger Guimond
                                              ----------------------------
                                              Vice President and
                                                   Chief Financial Officer


Date:  May 12, 1997