Form 10-Q
period 1997-06-30
FIRST FRANKLIN FINANCIAL CORP
filed 1997-08-14
CIK 38723

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                           -----------------------


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at July 31, 1997
---------------------------------------------   ----------------------------
Voting Common Stock, par value $100 per share             1,700 Shares
Non-Voting Common Stock, no par value                   168,300 Shares

                      PART I.  FINANCIAL INFORMATION


ITEM 1. Financial Statements:
        --------------------

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1997. See Exhibit 19

             Consolidated Statements of Financial Position:
                  June 30, 1997 and December 31, 1996

             Consolidated Statements of Income:
                  Quarters and Six Months Ended June 30, 1997 and
                  June 30, 1996

             Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 1997 and June 30, 1996

             Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.
        ---------------------

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1997. See Exhibit 19



                         PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits:
                  19   Quarterly Report to Investors for the Six
                       Months Ended June 30, 1997.

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

                                     1st FRANKLIN  FINANCIAL CORPORATION
                                     -----------------------------------
                                                  Registrant

                                             s/ Ben F. Cheek, III
                                     -----------------------------------
                                              Chairman of Board


                                             s/ A. Roger Guimond
                                     ----------------------------------
                                             Vice President and
                                             Chief Financial Officer


Date:  August 13, 1997