Form 10-Q
period 1997-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 1997-11-14
CIK 38723

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549
                         -----------------------

                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at October 31, 1997
---------------------------------------------  -------------------------------
Voting Common Stock, par value $100 per share              1,700 Shares
Non-Voting Common Stock, no par value                    168,300 Shares

                       PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:
        --------------------

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1997. See Exhibit 19

            Consolidated Statements of Financial Position:
                September 30, 1997 and December 31, 1996

            Consolidated Statements of Income:
                Quarters and Nine Months Ended September 30, 1997 and
                  September 30, 1996

            Consolidated Statements of Cash Flows:
                Nine Months Ended September 30, 1997 and September 30, 1996

            Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.
        ---------------------------------------------------------------

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1997. See Exhibit 19




                         PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Nine Months Ended September 30, 1997.

                  27   Financial Data Schedule

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended September 30,1997.

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


                                               s/ A. Roger Guimond
                                       -----------------------------------
                                               Vice President and
                                               Chief Financial Officer


Date:  November 14, 1997