Form 10-K
period 1997-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 1998-03-30
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K

                        ------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to _________


                       ------------------------------


                       Commission File Number 2-27985


                     1st FRANKLIN FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

                 Georgia                             58-0521233
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

          213 East Tugalo Street
           Post Office Box 880
            Toccoa, Georgia                             30577
  (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code:  (706) 886-7571

        Securities registered pursuant to Section 12(b) of the Act:
                                   None
        Securities registered pursuant to Section 12(g) of the Act:
                                   None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

  State the aggregate market value of the voting and non-voting common equity
held by non-affiliates of the Registrant:    Not Applicable.




                          (Cover page 1 of 2 pages)

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                           Outstanding at February 28, 1998
-------------------------------------        --------------------------------
    Common Stock, $100 Par Value                         1,700 shares
Non-Voting Common Stock, No Par Value                  168,300 Shares


                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II and IV of this Form 10-K.


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

                                    PART I

Item 1.  BUSINESS:

         The Company, Page 1; Business, Pages 5 - 12; and Financial Statements, Pages 17-30 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1997 are incorporated herein by reference.

Item 2.  PROPERTIES:

         Map on inside front cover page; paragraph 1 of The Company, Page 1; and Footnote 7 (Commitments) of Notes to Consolidated Financial Statements, Page 28 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1997 are incorporated herein by reference.

Item 3.  LEGAL PROCEEDINGS:

         Various legal proceedings are pending against 1st Franklin Financial Corporation ("the Company") in Alabama and Georgia alleging violations of consumer lending laws and violations in connection with the sale of insurance and loan refinancing. The financial condition and operating results of the Company could be materially affected in the event of an unfavorable outcome. However, Management believes that the Company's operations are in compliance with applicable regulations and that the actions are without merit. The Company is diligently contesting the remaining complaints.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

         Source of Funds, Page 12 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1997 is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA:

         Selected Consolidated Financial Information, Page 4 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1997 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Management's Discussion of Operations, Pages 13 - 16 of Registrant's Annual Report to security holders for the fiscal year ended
         December 31, 1997 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         Pages 17 - 30 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1997 are incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         The Company has neither had any disagreements on accounting or financial disclosures with its accountants nor changed such accountants.



--------------------------
Forward Looking Statements:

Certain statements contained or incorporated by reference herein under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market for Registrant's Common Stock and Related Stockholder Matters" and elsewhere in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to manage cash flow and working capital, and other factors referenced elsewhere herein.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
          --------------------------------------------------
                                 DIRECTORS

                                        Director Since
                                             and
                                        Date on Which              Position
       Name of Director         Age    Term Will Expire          With Company
       ----------------         ---    ----------------          ------------
  Ben F. Cheek, III (3)(4)(5)    61    Since 1967;                Chairman of
                                       When successor                Board
                                       elected and qualified

  Lorene M. Cheek (2)(4)(6)      88    Since 1946;                   None
                                       When successor
                                       elected and qualified

  Jack D. Stovall (1)(2)         62    Since 1983;                   None
                                       When successor
                                       elected and qualified

  Robert E. Thompson (1)(2)      66    Since 1970;                   None
                                       When successor
                                       elected and qualified

  __________________________________________________________________________

  (1)  Member of Audit Committee.

  (2) Mrs. Cheek is an honorary member of the Board of Trustees of Tallulah Falls School; Dr. Thompson is a physician at Toccoa Clinic; and Mr. Stovall is President of Stovall Building Supplies, Inc. These positions have been held by each respective Director for more than five years.

  (3) Reference is made to the business experience of executive officers of the Company as detailed below.

  (4)  Member of Executive Committee.

  (5)  Son of Lorene M. Cheek.

  (6)  Mother of Ben F. Cheek, III.

                              EXECUTIVE OFFICERS


Name, Age, Position
and Family Relationship                   Business Experience
-----------------------    -------------------------------------------------

Ben F. Cheek, III, 61      Joined the Company in 1961 as attorney and became
Chairman of Board          Vice President in 1962, President in 1972 and
                           Chairman of Board in  1989.


T. Bruce Childs, 61        Joined the Company in 1958 and was named Vice
President                  President in charge of Operations in 1973 and
No Family Relationship     President in 1989.


Lynn E. Cox, 40            Joined the Company in 1983 and became Secretary
Secretary                  in 1989.
No Family Relationship


A. Roger Guimond, 43       Joined the Company in 1976 as an accountant and
Vice President and         became Chief Accounting Officer in 1978, Chief
Chief Financial Officer    Financial in 1991 and Vice President in 1992.
No Family Relationship


Linda L. Sessa, 43         Joined the Company in 1984 and became Treasurer in
Treasurer                  1989.
No Family Relationship



   The term of office of each Executive Officer expires when a successor is elected and qualified. There was no, nor is there presently any arrangement or understanding between any officer and any other person (except directors or officers of the registrant acting solely in their capacities as such) pursuant to which the officer was selected.

   No event such as a bankruptcy, criminal or securities violation proceeding has occurred within the past 5 years with regard to any Director or Executive Officer of the Company.

Item 11.  EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

                                                         Other     All
                 Name                                    Annual    Other
                 and                                     Compen-   Compen-
              Principal               Salary    Bonus    sation    sation
              Position        Year       $        $        $        $ *
              --------        ----    -------  -------   -------  --------
          Ben F. Cheek, III   1997    264,000  210,081    3,044    181,504
            Chairman and      1996    252,000  217,932    3,431     98,336
            CEO               1995    240,000  220,466    3,033    146,114

          T. Bruce Childs     1997    264,000  210,081    3,459    163,878
            President         1996    246,000  217,692    3,179     87,633
                              1995    228,000  219,986    4,236    130,447

          A. Roger Guimond    1997    142,200   72,001    1,650     54,647
            Vice President    1996    132,000   74,362    1,650     29,589
            and CFO           1995    120,000   74,816    1,650     40,959

  * Represents Company contributions to profit-sharing plan and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $5,931 for 1997, $4,931 for 1996 and $4,425 for 1995. Includes Company contributions to profit-sharing plan for the benefit of T. Bruce Childs. Also represents contributions to profit-sharing plan, and reported compensation from premiums on a life insurance policy for the benefit of A. Roger Guimond in the amount of $574 for 1995.


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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:


(a)  Security Ownership of Certain Beneficial Owners as of December 31, 1997:

     Ownership listed below represents ownership in 1st Franklin Financial Corporation with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Registrant to be the beneficial owner of more than five percent of any class of the Registrant's voting securities.

 Name and Address of                        Amount and Nature of       Percent
 Beneficial Owner         Title of Class    Beneficial Ownership      Of Class
----------------------    --------------    ---------------------     --------
Ben F. Cheek, III         Voting Common     1,160 Shares - Direct      68.24%
225 Valley Drive              Stock
Toccoa, Georgia  30577

John Russell Cheek        Voting Common      441 Shares - Direct       25.94%
181 Garland Road              Stock
Toccoa, Georgia  30577



(b)  Security Ownership of Management as of December 31, 1997:

     Ownership listed below represents ownership in 1st Franklin Financial Corporation, of (i) Directors and named Executive Officers of the Company and (ii) all Directors and Executive Officers of the Company as a group:

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



 (1) Effective January 1, 1997, the Company elected S Corporation status for income tax reporting purposes. Because partnerships are ineligible to be S Corporation shareholders, Cheek Investments, L.P. distributed its shares of the Company to its eight partners (six trusts, Ben F.
      Cheek, III and Elizabeth Cheek, wife of Ben F. Cheek, III). Ben F. Cheek, III and Elizabeth Cheek are grantors of the trusts. Below is a table of ownership of non-voting common stock attributable to Ben F. Cheek, III:

                                                          No. of
                     Name                                 Shares    Percentage
                     ----                                 ------    ----------
    Ben F. Cheek, III                                        574         .34%
    Elizabeth Cheek                                          574         .34%
    Ben Cheek Trust A (f/b/o Ben F. Cheek, IV)            18,949       11.26%
    Ben Cheek Trust B (f/b/o Virginia C. Herring)         18,949       11.26%
    Ben Cheek Trust C (f/b/o David W. Cheek)              18,949       11.26%
    Elizabeth Cheek Trust A (f/b/o Ben F. Cheek, IV)      18,949       11.26%
    Elizabeth Cheek Trust B (f/b/o Virginia C. Herring)   18,948       11.26%
    Elizabeth Cheek Trust C (f/b/o David W. Cheek)        18,948       11.26%
                                                         -------       -----
                                                         114,840       68.24%
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

          Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have certain management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Annual income recorded by the Company during the three year period ended December 31, 1997 related to these agreements was $63,800, which in Management's opinion approximates the Company's actual cost of these services.

          Liberty leases its office space and equipment from the Company for $5,000 per month, which in Management's opinion is at a rate which approximates that obtainable from independent third parties.

          At December 31, 1997, the Company maintained $2,100,000 of certificates of deposit with Liberty at market rates and terms. The Company also had $1,724,229 in demand deposits with Liberty at December 31, 1997.
                                       -8-

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) 1.  Financial Statements:

        Incorporated by reference from Registrant's Annual Report to security holders for the fiscal year ended December 31, 1997:

          Report of Independent Public Accountants.

          Consolidated Statements of Financial Position at December 31, 1997 and 1996.

          Consolidated Statements of Income and Retained Earnings for the three years ended December 31, 1997.

          Consolidated Statements of Cash Flows for the three years ended December 31, 1997.

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

           (b) Revolving Credit Agreement dated October 1, 1985 as amended November 10, 1986; March 1, 1988; August 31, 1989 and May 1, 1990, among the registrant and the banks named therein (Incorporated by reference to Exhibit 10 to the registrant's Form SE dated November 9, 1990.)
                                       -9-

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

           (g) Ninth Amendment to Revolving Credit Agreement and Term Loan Agreement dated June 20, 1996. (Incorporated herein by reference to Exhibit 10(g) from Form 10-K for the fiscal year ended December 31, 1996.)

           (h) Tenth Amendment to Revolving Credit Agreement and Term Loan Agreement dated January 23, 1998. (Incorporated herein by reference to Exhibit 10(h) from the registrant's Form S-2 Registration dated March 6, 1998.)

       11. Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 1997, incorporated by reference herein.

       12.  Ratio of Earnings to Fixed Charges.

       13. Registrant's Annual Report to security holders for fiscal year ended December 31, 1997.

       18.  Not applicable.

       19.  Not applicable.

       21.  Subsidiaries of Registrant.

       22.  Not applicable.

       23.  Consent of Independent Public Accountants.

       24.  Not applicable.

       27.  Financial Data Schedule.

       28.  Not applicable.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.
                                      -10-

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          1st FRANKLIN FINANCIAL CORPORATION

      March 30, 1998                           By:  s/ Ben F. Cheek, III
      --------------                                --------------------
           Date                                      Ben F. Cheek, III
                                                     Chairman of Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

       Signatures                    Title                   Date
       ----------                    -----                   ----

  s/ Ben F. Cheek, III         Chairman of Board         March 30, 1998
  ----------------------       Chief Executive           --------------
    Ben F. Cheek, III           Officer


  s/ T. Bruch Childs           President                 March 30, 1998
  ----------------------                                 --------------
    T. Bruce Childs


  s/ A. Roger Guimond          Vice President;           March 30, 1998
  ----------------------       Chief Financial           --------------
    A. Roger Guimond            Officer


  s/ Lorene M. Cheek           Director                  March 30, 1998
  ----------------------                                 --------------
    Lorene M. Cheek


  s/ Jack D. Stovall           Director                  March 30, 1998
  ----------------------                                 --------------
    Jack D. Stovall


  s/ Robert E. Thompson        Director                  March 30, 1998
  ----------------------                                 --------------
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

       (1) Any annual report to security holders covering the registrant's last fiscal year; and

       (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

                                     -11-


  (b) The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

  (c) This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1997, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.