Form 10-K/A
period 1997-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 1998-05-08
CIK 38723

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A
                              (Amendment No. 1)
                        ------------------------------

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




                          (Cover page 1 of 2 pages)

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                           Outstanding at February 28, 1998
-------------------------------------        --------------------------------
    Common Stock, $100 Par Value                         1,700 shares
Non-Voting Common Stock, No Par Value                  168,300 Shares


                  DOCUMENTS INCORPORATED BY REFERENCE:    NONE

EXPLANATORY NOTE

     This amendment amends the Registrant's Form 10-K filed on March 30, 1998.
Item 3 has been amended.


                                    PART I


Item 3.  LEGAL PROCEEDINGS:

         Various legal proceedings are pending against 1st Franklin Financial Corporation ("the Company") in Alabama and Georgia alleging violations of consumer lending laws and violations in connection with the sale of insurance and loan refinancing. Management believes that the Company's operations are in compliance with applicable regulations and that the actions are without merit, and the Company is diligently contesting the remaining complaints.
         Based upon information currently available to the Company, the Company does not believe that any of the currently pending legal proceedings would, individually or in the aggregate, have a material adverse effect upon the Company, although there can be no assurance thereof.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          1st FRANKLIN FINANCIAL CORPORATION

      May 8, 1998                            By:  s/ Ben F. Cheek, III
      -----------                                 --------------------
         Date                                       Ben F. Cheek, III
                                                    Chairman of Board