Form 10-Q
period 1998-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 1998-05-14
CIK 38723

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1998

                                OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from  _____________ to ____________



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

                         ------------------------------


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

                 Class                          Outstanding at April 30, 1998
---------------------------------------------   -----------------------------
Voting Common Stock, par value $100 per share             1,700 Shares
Non-Voting Common Stock, no par value                   168,300 Shares

                       PART I.  FINANCIAL INFORMATION


ITEM 1. Financial Statements:
        --------------------
        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Three Months Ended March 31, 1998. See Exhibit 19

             Consolidated Statements of Financial Position:
                  March 31, 1998 and December 31, 1997

             Consolidated Statements of Income:
                  Quarters Ended March 31, 1998 and March 31, 1997

             Consolidated Statements of Cash Flows:
                  Quarters Ended March 31, 1998 and March 31, 1997

             Notes to Consolidated Financial Statements



ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.
        ---------------------------------------------------------------
        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to
        Investors for the Three Months Ended March 31, 1998.  See Exhibit 19




                         PART II.  OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Three Months Ended March 31, 1998.

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended March 31,1998.

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


                                             s/ A. Roger Guimond
                                     -----------------------------------
                                                Vice President,
                                           Chief Financial Officer,
                                        and Principal Accounting Officer



Date:  May 14, 1998