Form 10-Q
period 1998-06-30
FIRST FRANKLIN FINANCIAL CORP
filed 1998-08-13
CIK 38723

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                           -----------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                Class                            Outstanding at July 31, 1998
---------------------------------------------    ----------------------------
Voting Common Stock, par value $100 per share              1,700 Shares
Non-Voting Common Stock, no par value                    168,300 Shares

                        PART I.  FINANCIAL INFORMATION


ITEM 1. Financial Statements:

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1998. See Exhibit 19

             Consolidated Statements of Financial Position:
                  June 30, 1998 and December 31, 1997

             Consolidated Statements of Income:
                  Six Months Ended June 30, 1998 and June 30, 1997

             Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 1998 and June 30, 1997

             Notes to Consolidated Financial Statements



ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1998. See Exhibit 19





                       PART II.  OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Six Months Ended June 30, 1998.

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended June 30,1998.

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


                                                A. Roger Guimond
                                      ----------------------------------
                                        Vice President, Chief Financial
                                       Officer and Principal Accounting
                                                    Officer



Date:  August 13, 1998
       ---------------