Form 10-Q
period 1998-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 1998-11-13
CIK 38723

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                      OR

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


                   Class                       Outstanding at October 31, 1998
---------------------------------------------  -------------------------------
Voting Common Stock, par value $100 per share              1,700 Shares
Non-Voting Common Stock, no par value                    168,300 Shares

                       PART I.  FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  Financial Statements:

         The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1998.
         See Exhibit 19

               Consolidated Statements of Financial Position:
                  September 30, 1998 and December 31, 1997

               Consolidated Statements of Income:
                  Quarter and Nine Months Ended Sepetmber 30, 1998
                    and September 30, 1997

               Consolidated Statements of Cash Flows:
                  Nine Months Ended September 30, 1998 and September 30, 1997

               Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

         The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1998. See Exhibit 19




                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                19 Quarterly Report to Investors for the Nine Months Ended September 30, 1998.

                27    Financial Data Schedule

        (b)  Reports on Form 8-K:
                      No reports on Form 8-K were filed during the quarter ended September 30,1998.

                               SIGNATURES
                               ----------

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


                                           s/   A. Roger Guimond
                                      -----------------------------------
                                       Vice President, Chief Financial
                                   Officer and Principal Accounting Officer


Date:   November 13, 1998
        -----------------