Form 10-K
period 1998-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 1999-03-30
CIK 38723

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     FORM 10-K

                           ------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                 Class                       Outstanding at February 28, 1999
 -------------------------------------       --------------------------------
     Common Stock, $100 Par Value                       1,700 shares
 Non-Voting Common Stock, No Par Value                168,300 Shares


                       DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I, II and IV of this Form 10-K.


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

                                      PART I
Item 1.  BUSINESS:

         The Company, Page 1; Business, Pages 5 - 12; and Financial Statements, Pages 19 - 35 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1998, the ("Annual Report"), are incorporated herein by reference.


Item 2.  ROPERTIES:

         Map on inside front cover page; paragraph 1 of The Company, Page 1; and Footnote 7 Commitments) of Notes to Consolidated Financial Statements, Page 31 of Registrant's Annual Report are incorporated herein by reference.


Item 3.  LEGAL PROCEEDINGS:

         Two proceedings are pending against 1st Franklin Financial Corporation ("the Company") in Alabama alleging violations of consumer lending laws. Management believes that the Company's operations are in compliance with the applicable regulations and that the actions are without merit, and the Company is diligently contesting these remaining complaints. Based upon current information currently available to the Company, the Company does not believe that the current pending legal proceedings would, individually or in the aggregate, have a material adverse effect upon the Company, although there can be no assurance thereof.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                      PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

         Source of Funds, Page 12 of the Company's Annual Report is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA:

         Selected Consolidated Financial Information, Page 4 of Company's Annual Report is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Management's Discussion of Operations, Pages 13 - 18 of Company's Annual Report is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         Pages 19 - 35 of Company's Annual Report are incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         The Company has neither had any disagreements on accounting or financial disclosures with its accountants nor changed such accountants.



--------------------------

Forward Looking Statements:

Certain statements contained or incorporated by reference herein under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market for Registrant's Common Stock and Related Stockholder Matters" and elsewhere in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to manage cash flow and working capital, adverse economic conditions including the interest rate environment, federal and state regulatory changes and other factors referenced elsewhere herein.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:


                                 DIRECTORS


                                          Director Since
                                                and
                                          Date on Which             Position
      Name of Director           Age      Term Will Expire        With Company
      ----------------           ---      ----------------        ------------
  Ben F. Cheek, III (3)(4)(5)    62       Since 1967;             Chairman of
                                          When successor             Board
                                          elected and qualified

  Lorene M. Cheek (2)(4)(6)      89       Since 1946;                None
                                          When successor
                                          elected and qualified

  Jack D. Stovall (1)(2)         63       Since 1983;                None
                                          When successor
                                          elected and qualified

  Robert E. Thompson (1)(2)      67       Since 1970;                None
                                          When successor
                                          elected and qualified

  ______________________________________________________________________

   (1)  Member of Audit Committee.

   (2) Mrs. Cheek is an honorary member of the Board of Trustees of Tallulah Falls School; Dr. Thompson is a physician at Toccoa Clinic; and
        Mr. Stovall is President of Stovall Building Supplies, Inc. These positions have been held by each respective Director for more than five years.

   (3) Reference is made to "Executive Officers" for a discussion of Ben F. Cheek, III's business experience.

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


Lynn E. Cox, 40            Joined the Company in 1983 and became Secretary
Secretary                  in 1989.
No Family Relationship


A. Roger Guimond, 43       Joined the Company in 1976 as an accountant and
Vice President and         became Chief Accounting Officer in 1978, Chief
  Chief Financial Officer  Financial Officer in 1991 and Vice President
No Family Relationship     in 1992.


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

Item 11.  EXECUTIVE COMPENSATION:


(b) Summary Compensation Table:

                                                        Other     All
            Name                                        Annual    Other
             and                                        Compen-   Compen-
          Principal                 Salary     Bonus    sation    sation
          Position          Year      $          $         $        $ *
          --------          ----    -------   -------   ------   -------
      Ben F. Cheek, III     1998    264,000   171,893    2,852   251,638
      Chairman and          1997    264,000   210,081    3,044   181,504
      CEO                   1996    252,000   217,932    3,431    98,336

      T. Bruce Childs       1998    282,000   172,613    4,066   228,281
      President             1997    264,000   210,081    3,459   163,878
                            1996    246,000   217,692    3,179    87,633

       A. Roger Guimond     1998    152,400    59,717    1,650    80,978
       Vice President       1997    142,200    72,001    1,650    54,647
         and CFO            1996    132,000    74,362    1,650    29,589

* Represents Company contributions to profit-sharing plan and reported
  compensation from premiums   on life insurance policies for the benefit
  of Ben F. Cheek, III in the amount of $6,842 for 1998, $5,931 for 1997 and $4,931 for 1996. Includes Company contributions to profit-sharing plan for the benefit of T. Bruce Childs and A. Roger Guimond.



(g)  Compensation of Directors:

     Directors who are not employees of the Company receive $2,000 per year for attending scheduled board meetings.


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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:


(a)  Security Ownership of Certain Beneficial Owners as of December 31, 1998:

     Ownership listed below represents ownership in the Company with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

 Name and Address of                         Amount and Nature of      Percent
 Beneficial Owner         Title of Class     Beneficial Ownership     Of Class
 ----------------         --------------     --------------------     --------
Ben F. Cheek, III         Voting Common     1,160 Shares - Direct      68.24%
225 Valley Drive              Stock
Toccoa, Georgia  30577

John Russell Cheek        Voting Common       441 Shares - Direct      25.94%
181 Garland Road              Stock
Toccoa, Georgia  30577



(b)  Security Ownership of Management as of December 31, 1998:

     Ownership listed below represents ownership in the Company, of (i) Directors and named Executive Officers of the Company and (ii) all Directors and Executive Officers of the Company as a group:


                                               Amount and Nature of   Percent
     Name                  Title of Class      Beneficial Ownership   f Class
     ----                  --------------         ----------         ---------
Ben F. Cheek, III       Voting Common Stock     1,160 Shares-Direct    68.24%
                      Non-Voting Common Stock   114,840 Shares (1)     68.24%

T. Bruce Childs         Voting Common Stock            None             None
                      Non-Voting Common Stock          None             None

A. Roger Guimond        Voting Common Stock            None             None
                      Non-Voting Common Stock          None             None

                       __________________________________________

All Directors and
  Executive Officers
  as a Group            Voting Common Stock     1,160 Shares-Direct     68.24%
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

          The Company leases its Hartwell branch office for a total of $300 per month from John R. Cheek. John R. Cheek owns 25.94% of the Company's voting shares of common stock. Rent is also paid to Cheek Investments, Inc. in the amount of $350 per month for the Clarkesville branch office. Cheek Investments is owned by Ben F. Cheek, III. In Management's opinion, these leases are at rates which approximate those obtainable from independent third parties.

          Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have certain management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Annual income recorded by the Company during the three year period ended December 31, 1998 related to these agreements was $63,800, which in Management's opinion approximates the Company's actual cost of these services.

          Liberty leases its office space and equipment from the Company for $5,000 per month, which in Management's opinion is at a rate which approximates that obtainable from independent third parties.

          At December 31, 1998, the Company maintained $2,100,000 of certificates of deposit with Liberty at market rates and terms. The Company also had $2,356,345 in demand deposits with Liberty at December 31, 1998.

          During 1998, a loan was extended to a real estate development partnership of which one of the Company's beneficial owners (David Cheek) is a partner. David Cheek owns less than 5% of the Company's stock. The balance on this commercial loan was $1,498,502 at December 31, 1998.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)   1.  Financial Statements:

            Incorporated by reference from Registrant's Annual Report to security holders for the fiscal year ended December 31, 1998:

            Report of Independent Public Accountants.

            Consolidated Statements of Financial Position at December 31, 1998 and 1997.

            Consolidated Statements of Income for the three years ended December 31, 1998.

            Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998.

            Consolidated Statements of Cash Flows for the three years ended December 31, 1998.

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

             (d) Sixth Amendment to Revolving Credit Agreement dated July 20, 1992. Incorporated by reference to Exhibit 10(d) to the Registrant's Form SE dated November 5, 1992.)

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

             (i) Eleventh Amendment to Revolving Credit Agreement and Term Loan Agreement dated May 27, 1998.

         11. Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 1998, incorporated by reference herein.

         12.  Ratio of Earnings to Fixed Charges.

         13. Registrant's Annual Report to security holders for fiscal year ended December 31, 1998.

         18.  Not applicable.

         19.  Not applicable.

         21.  Subsidiaries of Registrant.

         22.  Not applicable.

         23.  Consent of Independent Public Accountants.

         24.  Not applicable.

         27.  Financial Data Schedule.

         28.  Not applicable.

 (b)  Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  1st FRANKLIN FINANCIAL CORPORATION

                                  By      s/Ben F. Cheek, III
  Date:  March 30, 1999                   -------------------
         --------------                    Ben F. Cheek, III
                                           Chairman of Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

      Signatures                       Title                      Date
      ----------                       -----                      ----

s/ Ben F, Cheek, III            Chairman of Board;            March 30, 1999
-----------------------         Chief Executive               --------------
  (Ben F. Cheek, III)             Officer


s/ T. Bruce Childs              President                     March 30, 1999
-----------------------                                       --------------
  (T. Bruce Childs)


s/ A. Roger Guimond             Vice President;               March 30, 1999
-----------------------         Principal Financial           --------------
  (A. Roger Guimond)             Officer
                                Principal Accounting Officer

s/ Lorene M. Cheek              Director                      March 30, 1999
-----------------------                                       --------------
  (Lorene M. Cheek)


s/ Jack D. Stovall              Director                      March 30, 1999
-----------------------                                       --------------
  (Jack D. Stovall)


s/ Robert E. Thompson           Director                      March 30, 1999
-----------------------                                       --------------
  (Robert E. Thompson)


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

   (c) This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1998, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.