Form 10-Q
period 1999-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 1999-05-14
CIK 38723

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                       ------------------------------

                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1999

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

                Class                         Outstanding at April 30, 1999
--------------------------------------------- -----------------------------
Voting Common Stock, par value $100 per share            1,700 Shares
Non-Voting Common Stock, no par value                  168,300 Shares

                       PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Three Months Ended March 31, 1999.
        See Exhibit 19

             Consolidated Statements of Financial Position:
                  March 31, 1999 and December 31, 1998

             Consolidated Statements of Income and Retained Earnings:
                  Three Months Ended March 31, 1999 and March 31, 1998

             Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 1999 and March 31, 1998

             Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 1999. See Exhibit 19



                        PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Three Months Ended March 31, 1999.

                  27   Financial Data Schedule

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                                         s/A. Roger Guimond
                                    -------------------------------
                                    Vice President, Chief Financial
                                        Officer and Principal
                                        Accounting Officer


Date:       May 14, 1999