Form 10-Q
period 1999-06-30
FIRST FRANKLIN FINANCIAL CORP
filed 1999-08-13
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                        -------------------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 1999

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from __________ to _________


                        -------------------------------
                         Commission File Number 2-27985
                        -------------------------------



                      1st Franklin Financial Corporation

   A Georgia Corporation                  I.R.S. Employer No. 58-0521233

                            213 East Tugalo Street
                             Post Office Box 880
                            Toccoa, Georgia  30577
                               (706) 886-7571

                        -------------------------------

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

                  Class                          Outstanding at July 31, 1999
---------------------------------------------    ----------------------------
Voting Common Stock, par value $100 per share                1,700 Shares
Non-Voting Common Stock, no par value                      168,300 Shares



ITEM 1. Financial Statements:
        --------------------
        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1999. See Exhibit 19

             Consolidated Statements of Financial Position:
                  June 30, 1999 and December 31, 1998

             Consolidated Statements of Income and Retained Earnings:
                  Quarters and Six Months Ended June 30, 1999 and June 30,
                  1998

             Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 1999 and June 30, 1998

             Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.
        ---------------------------------------------------------------

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 1999. See Exhibit 19




                     PART II.  OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Six Months Ended June 30, 1999.

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended June 30,1999.

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


                                         s/ A. Roger Guimond
                                 ----------------------------------------
                                 Vice President, Chief Financial
                                 Officer and Principal Accounting Officer



Date:  August 13, 1999