Form 10-Q
period 1999-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 1999-11-15
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                       --------------------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1999


                                     OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at October 31,1999
---------------------------------------------   ------------------------------
Voting Common Stock, par value $100 per share             1,700 Shares
Non-Voting Common Stock, no par value                   168,300 Shares

                       PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:
        --------------------
        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1999. See Exhibit 19.

             Consolidated Statements of Financial Position:
                  September 30, 1999 and December 31, 1998

             Consolidated Statements of Income and Retained Earnings:
                  Quarters and Nine Months Ended September 30, 1999 and September 30, 1998

             Consolidated Statements of Cash Flows:
                  Nine Months Ended September 30, 1999 and
                  September 30, 1998

             Notes to Consolidated Financial Statements


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -----------------------------------------------------------

        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 1999. See
        Exhibit 19.



                       PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits:
                  19   Quarterly Report to Investors for the Nine
                       Months Ended September 30, 1999.

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended September 30,1999.

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

                                     1st FRANKLIN  FINANCIAL CORPORATION
                                     -----------------------------------
                                                  Registrant


                                            /s/ Ben F. Cheek, III
                                     -----------------------------------
                                              Chairman of Board


                                            /s/ A. Roger Guimond
                                     -----------------------------------
                                      Vice President, Chief Financial
                                      Officer and Principal Accounting
                                                  Officer


Date:  November 15, 1999