Form 10-K
period 1999-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2000-03-29
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-K

                        ------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

           For the transition period from __________to _________


                        ------------------------------


                        Commission File Number 2-27985


                      1st FRANKLIN FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


                  Georgia                          58-0521233
      -------------------------------         -------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)

            213 East Tugalo Street
             Post Office Box 880
               Toccoa, Georgia                        30577
   (Address of principal executive offices)       (Zip Code)


    Registrant's telephone number, including area code:  (706) 886-7571

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

                 Class                     Outstanding at February 29, 2000
    -------------------------------------  --------------------------------
       Common Stock, $100 Par Value                  1,700 shares
    Non-Voting Common Stock, No Par Value          168,300 Shares



                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I, II and IV of this Form 10-K.


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


                                   PART I

Item 1.  BUSINESS:

         The Company, Page 1; Business, Pages 5 - 12; and Financial Statements, Pages 19 - 35 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 1999, the ("Annual Report"), are incorporated herein by reference.


Item 2.  PROPERTIES:

         Map on inside front cover page; paragraph 1 of The Company, Page 1; and Footnote 7 (Commitments) of Notes to Consolidated Financial Statements, Page 31 of Registrant's Annual Report are incorporated herein by reference.


Item 3.  LEGAL PROCEEDINGS:

         There is a legal proceeding pending against the Company in Alabama alleging that the Company's practice of inserting dispute resolution provisions into its consumer lending documents and requiring consumers to abide by such provisions violates the Equal Credit Opportunity Act. Plaintiffs are seeking declaratory relief that they cannot be compelled to forfeit their statutorily granted rights under the Truth-in-Lending Act and other consumer protection laws. Management believes that the Company's operations are in compliance with applicable laws and regulations and that the action is without merit. The Company is diligently contesting and defending against this proceeding. Based on current information available, Management is unable to predict the potential outcome of this matter or its impact on the Company's financial condition or business operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.


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


Item 6.  SELECTED FINANCIAL DATA:

         Selected Consolidated Financial Information, Page 4 of Company's Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Management's Discussion of Operations, Pages 13 - 18 of Company's Annual Report is incorporated herein by reference.


Item 7A. QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         Management's Discussion of Operations, Market Risk sub-heading, Page 16 of Company's Annual Report is incorporated herein by reference.

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

                                  PART III



Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

                                  DIRECTORS



                                         Director Since
                                        and Date on Which        Position
      Name of Director          Age     Term Will Expire       With Company
      ----------------          ---     ---------------------  ------------

  Ben F. Cheek, III (3)(4)(5)   63      Since 1967;            Chairman of
                                        When successor            Board
                                        elected and qualified

  Lorene M. Cheek (2)(4)(6)     90      Since 1946;               None
                                        When successor
                                        elected and qualified

  Jack Stoval (1)(2)            64      Since 1983                None
                                        When successor
                                        elected and qualified

  Robert E. Thompson (1)(2)     68      Since 1970;               None
                                        When successor
                                        elected and qualified

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

   (4)  Member of Executive Committee.

   (5)  Son of Lorene M. Cheek.

   (6)  Mother of Ben F. Cheek, III.

                             EXECUTIVE OFFICERS


Name, Age, Position
and Family Relationship                   Business Experience
-----------------------    ------------------------------------------------

Ben F. Cheek, III, 63      Joined the Company in 1961 as attorney and
Chairman of Board          became Vice President in 1962, President in 1972
                           and Chairman of Board in  1989.


T. Bruce Childs, 63        Joined the Company in 1958 and was named Vice
President                  President in charge of Operations in 1973 and
No Family Relationship     President in 1989.


Lynn E. Cox, 42            Joined the Company in 1983 and became
Secretary                  Secretary in 1989.
No Family Relationship


A. Roger Guimond, 45       Joined the Company in 1976 as an accountant
Vice President and         and became Chief Accounting Officer in 1978,
  Chief Financial Officer  Chief Financial Officer in 1991 and Vice
No Family Relationship     President in 1992.



Linda L. Sessa, 45         Joined the Company in 1984 and became Treasurer in
Treasurer                  1989.
No Family Relationship



     The term of office of each Executive Officer expires when a successor is elected and qualified. There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers of the registrant acting solely in their capacities as such) pursuant to which the officer was selected.

     No event such as a bankruptcy, criminal or securities violation proceeding has occurred within the past 5 years with regard to any Director or Executive Officer of the Company.

Item 11.  EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

                                                          Other     All
           Name                                           Annual    Other
           and                                            Compen-   Compen-
         Principal                 Salary      Bonus      sation    sation
         Position         Year       $           $           $        $   *
         --------         ----    -------     -------     ------    ------
    Ben F. Cheek, III     1999    264,000     204,652      4,760    69,537
      Chairman and        1998    264,000     171,893      2,852    67,745
      CEO                 1997    264,000     210,081      3,044    69,944

    T. Bruce Childs       1999    300,000     206,092      5,717    62,476
      President           1998    282,000     172,613      4,066    58,967
                          1997    264,000     210,081      3,459    61,334

    A. Roger Guimond      1999    162,600      71,013      1,650    20,805
      Vice President      1998    152,400      59,717      1,650    20,524
                          1997    142,200      72,001      1,650    19,420


    * Represents Company contributions to profit-sharing plan and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $7,393 for 1999, $6,842 for 1998 and $5,931 for 1997. Includes Company contributions to profit-sharing plan for the benefit of T. Bruce Childs and A. Roger Guimond.



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

(a)  Security Ownership of Certain Beneficial Owners as of December 31, 1999:

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



(b) Security Ownership of Management as of December 31, 1999:

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


   (1)  Effective January 1, 1997, the Company elected S Corporation status
                                   -7-

        for income tax reporting purposes. Because partnerships are ineligible to be S Corporation shareholders, Cheek Investments, L.P. distributed its shares of the Company to its eight partners (six trusts, Ben F. Cheek, III and Elizabeth Cheek, wife of Ben F.
        Cheek, III). Ben F. Cheek, III and Elizabeth Cheek are grantors of the trusts. Below is a table of ownership of non-voting common stock attributable to Ben F. Cheek, III:
                                                         No. of
                        Name                             Shares    Percentage
     ---------------------------------------------       -------   -----------
     Ben F. Cheek, III                                       574        .34%
     Elizabeth Cheek                                         574        .34%
     Ben Cheek Trust A (f/b/o Ben F. Cheek, IV)           18,949      11.26%
     Ben Cheek Trust B (f/b/o Virginia C. Herring)        18,949      11.26%
     Ben Cheek Trust C (f/b/o David W. Cheek)             18,949      11.26%
     Elizabeth Cheek Trust A (f/b/o Ben F. Cheek, IV)     18,949      11.26%
     Elizabeth Cheek Trust B (f/b/o Virginia C. Herring)  18,948      11.26%
     Elizabeth Cheek Trust C (f/b/o David W. Cheek)       18,948      11.26%
                                                         -------      -----
                                                         114,840      68.24%
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

          The Company leases its Hartwell branch office for a total of $300 per month from John R. Cheek. John R. Cheek (brother of Ben F. Cheek, III) owns 25.94% of the Company's voting shares of common stock. Rent is also paid to Cheek Investments, Inc. in the amount of $350 per month for the Clarkesville branch office. Cheek Investments is owned by Ben F. Cheek, III. In Management's opinion, these leases are at rates which approximate those obtainable from independent third parties.

          Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have certain management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Annual income recorded by the Company from these services during the year ended December 31, 1999 was $67,800 and during the two year period ended period ended December 31, 1998 income was $63,800 per year. Management believes these amounts approximate the Company's actual cost of these services.

          Liberty leases its office space and equipment from the Company for $60,000 per month, which in Management's opinion is at a rate which pproximates that obtainable from independent third parties.

          At December 31, 1999, the Company maintained $1,000,000 of certificates of deposit with Liberty at market rates and terms. The Company also had $1,851,894 in demand deposits with Liberty at December 31, 1999.

          During 1999, a loan was extended to a real estate development partnership of which one of the Company's beneficial owners (David Cheek) is a partner. David Cheek (son of Ben F. Cheek, III) owns less than 5% of the Company's stock. The balance on this commercial loan (including accrued interest) was $1,672,179 at December 31, 1999.

                                    -8-

                                  PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)   1. Financial Statements:

           Incorporated by reference from Registrant's Annual Report to security holders for the fiscal year ended December 31, 1999:

             Report of Independent Public Accountants.

             Consolidated Statements of Financial Position at
             December 31, 1999 and 1998.

             Consolidated Statements of Income for the three years ended December 31, 1999.

             Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999.

             Consolidated Statements of Cash Flows for the three years ended December 31, 1999.

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

          9. Not applicable.
                                    -9-

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

             (i) Eleventh Amendment to Revolving Credit Agreement and Term Loan Agreement dated May 27, 1998. (Incorporated herein by reference to Exhibit 10(i) from Form 10-K for the fiscal year ended December 31, 1998.)

          11. Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 1999, incorporated by reference herein.

          12.  Ratio of Earnings to Fixed Charges.

          13. Registrant's Annual Report to security holders for fiscal year ended December 31, 1999.

          18.  Not applicable.

          19.  Not applicable.

          21.  Subsidiaries of Registrant.

          22.  Not applicable.

          23.  Consent of Independent Public Accountants.

          24.  Not applicable.

          27.  Financial Data Schedule.

          28.  Not applicable.

                                   -10-


  (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.



                                   -11-


                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                 1st FRANKLIN FINANCIAL CORPORATION

       March 29, 2000            By  s/Ben F. Cheek, III
       --------------                --------------------
           Date                       Ben F. Cheek, III
                                      Chairman of Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

      Signatures                  Title                           Date
      ----------                  -----                           ----

s/ Ben F. Cheek, III
--------------------------
  (Ben F. Cheek, III)           Chairman of Board;            March 29, 2000
                                Chief Executive               --------------
                                Officer

s/ T. Bruce Childs
--------------------------
  (T. Bruce Childs)             President                     March 29, 2000
                                                              --------------

s/ A. Roger Guimond
--------------------------
  (A. Roger Guimond)            Vice President;               March 29, 2000
                                Principal Financial Officer   --------------
                                Principal Accounting Officer

s/ Lorene M. Cheek
--------------------------
  (Lorene M. Cheek)             Director                      March 29, 2000
                                                              --------------

s/ Jack D. Stovall
--------------------------
  (Jack D. Stovall)             Director                      March 29, 2000
                                                              --------------

s/ Robert E. Thompson
--------------------------
  (Robert E. Thompson)          Director                      March 29, 2000
                                                              --------------

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

  (a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23b), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

      (1) Any annual report to security holders covering the registrant's last fiscal year; and

      (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.
                                    -12-



   (b) The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

   (c) This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 1999, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.




                                    -13-