Form 10-Q
period 2000-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 2000-05-12
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                          -----------------------

                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 2000

                                   OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from __________  to __________

                          _______________________


                      Commission File Number 2-27985

                          _______________________


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

                Class                           Outstanding at April 30, 2000
---------------------------------------------   -----------------------------
Voting Common Stock, par value $100 per share              1,700 Shares
Non-Voting Common Stock, no par value                    168,300 Shares

                      PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:
----------------------------
        The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2000. See Exhibit 19

             Consolidated Statements of Financial Position:
                  March 31, 2000 and December 31, 1999

             Consolidated Statements of Income and Retained Earnings:
                  Three Months Ended March 31, 2000 and March 31, 1999

             Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 2000 and March 31, 1999

             Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------
        The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to
        Investors for the Three Months Ended March 31, 2000.  See Exhibit 19.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
------------------------------------------------------------------
        The information required hereunder is set forth under "Management's Letter", "Market Risk" sub-heading, of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2000.
        See Exhibit 19.




                        PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------
        (a)  Exhibits:
                  19 Quarterly Report to Investors for the Three Months Ended March 31, 2000.

                  27   Financial Data Schedule

        (b)  Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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


Date:  May 12, 2000