Form 10-Q
period 2000-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 2000-11-13
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                        -----------------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                        OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the transition period from  ________ to _______


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

                     Class                    Outstanding at October 31, 2000
--------------------------------------------- -------------------------------
Voting Common Stock, par value $100 per share             1,700 Shares
Non-Voting Common Stock, no par value                   168,300 Shares



                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:
-----------------------------
         The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 2000.
         See Exhibit 19

         Consolidated Statements of Financial Position:
           September 30, 2000 and December 31, 1999

         Consolidated Statements of Income and Retained Earnings:
           Quarter and Nine Months Ended September 30, 2000 and
           September 30, 1999

         Consolidated Statements of Cash Flows:
           Nine Months Ended September 30, 2000 and September 30, 1999

         Notes to Consolidated Financial Statements


ITEM 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------
         The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 2000. See Exhibit 19.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------
         The information required hereunder is set forth under "Management's Letter", "Market Risk" sub-heading, of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 2000. See Exhibit 19.



                               PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits:
                19        Quarterly Report to Investors for the Nine
                             Months Ended September 30, 2000.

                27        Financial Data Schedule

          (b) Reports on Form 8-K:
                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


Date:  November 13, 2000