Form 10-K
period 2000-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2001-03-30
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-K

                 ------------------------------

(X)  ANNUAL  REPORT  PURSUANT  TO SECTION  13  or  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

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
                    (Cover page 1 of 2 pages)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                 Outstanding at February 28, 2001
------------------------------   --------------------------------
Common Stock, $100 Par Value               1,700 Shares
Non-Voting Common Stock,                 168,300 shares
   No Par Value


              DOCUMENTS INCORPORATED BY REFERENCE:

     Portions  of  the  Registrant's Annual  Report  to  security
holders  for  the  fiscal  year  ended  December  31,  2000   are
incorporated by reference into Parts I, II and IV of this Form 10-
K.


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

                             PART I

Item 1.    BUSINESS:
-------------------
      The Company, Page 1; Business, Pages 5 - 12; and Financial Statements, Pages 19 - 35 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 2000, the ("Annual Report"), are incorporated herein by reference.


Item 2.    PROPERTIES:
---------------------
      Map  on  inside  front  cover  page;  paragraph  1  of  The
      Company,  Page 1; and Footnote 7 (Commitments) of Notes  to
      Consolidated  Financial Statements, Page 31 of Registrant's
      Annual Report are incorporated herein by reference.


Item 3.    LEGAL PROCEEDINGS:
----------------------------
      Management previously reported (in the Company's Form 10-K dated December 31, 1999) a legal proceeding pending against the Company in the state of Alabama. The suit alleges that the Company's practice of inserting dispute resolution provisions into its consumer lending documents and requiring consumers to abide by such provisions violates the Equal Credit Opportunity Act. Plaintiffs are seeking declaratory relief that they cannot be compelled to forfeit their statutorily granted rights under the Truth-in-Lending Act and other consumer protection laws. Management believes that the Company's operations are in compliance with applicable laws and regulations and that the action is without merit. The Company is diligently contesting and defending against this proceeding. Based on current information available, Management is unable to predict the potential outcome of this matter or its impact on the Company's financial condition or business operations.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
--------------------------------------------------------------
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.


                             PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS:
------------------------------------------------------------
      Source of Funds, Page 12 of the Company's Annual Report is incorporated herein by reference.


                               -2-

Item 6.    SELECTED FINANCIAL DATA:
----------------------------------
      Selected  Consolidated  Financial Information,  Page  4  of
      Company's   Annual   Report  is  incorporated   herein   by
      reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
-----------------------------------------------------------------
      Management's Discussion of Operations, Pages 13 - 18 of Company's Annual Report is incorporated herein by reference.


Item 7A.     QUANTITATIVE  AND   QUALITATIVE  DISCLOSURES   ABOUT
      MARKET RISK:
-----------------------------------------------------------------
      Management's Discussion of Operations, Market Risk sub-heading, Page 16-17 of Company's Annual Report is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
------------------------------------------------------
      Pages 19 - 35 of Company's Annual Report are incorporated herein by reference.


Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
---------------------------------------------------------------
      The   Company   has   neither  had  any  disagreements   on
      accounting or financial disclosures with its accountants nor changed such accountants.

__________________________
Forward Looking Statements:

Certain statements contained or incorporated by reference herein under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Market for Registrant's Common Stock and Related Stockholder Matters" and elsewhere in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to manage cash flow and working capital, adverse economic conditions including the interest rate environment, federal and state regulatory changes and other factors referenced elsewhere herein.
                            -3-

                            PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
-------------------------------------------------------------
                            DIRECTORS

                                   Director Since
                                        and
                                   Date on Which       Position
     Name of Director       Age   Term Will Expire   With Company
     ----------------       ---   ----------------   ------------
 Ben F. Cheek, III (3)(4)(5) 64      Since 1967;      Chairman of
                                     When successor      Board
                                     elected and
                                     qualified

 Lorene M. Cheek (2)(4)(6)   91      Since 1946;          None
                                     When successor
                                     elected and
                                     qualified

 Jack D. Stovall (1)(2)      65      Since 1983;          None
                                     When successor
                                     elected and
                                     qualified

 Robert E. Thompson (1)(2)   69      Since 1970;          None
                                     When successor
                                     elected and
                                     qualified

_________________________________________________________________

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

 (4) Member of Executive Committee.

 (5) Son of Lorene M. Cheek.

 (6) Mother of Ben F. Cheek, III.

                       EXECUTIVE OFFICERS


Name, Age, Position
and Family Relationship             Business Experience
-----------------------             --------------------
Ben F. Cheek, III, 64        Joined the Company in 1961 as
Chairman of Board            attorney and became Vice  President in 1962,
                             President  in 1972 and  Chairman  of
                             Board in  1989.

T. Bruce Childs, 64          Joined the Company in 1958 and was
President                    named Vice President in charge of
No Family Relationship       operations in 1973 and President in
                             1989.


Lynn  E.  Cox,  43           Joined the Company  in  1983  and
Secretary                    became Secretary in 1989.
No Family Relationship


A.  Roger  Guimond,  46      Joined the  Company  in  1976  as
Vice President and           an accountant and became Chief
Chief Financial Officer      Accounting Officer in 1978, Chief
No Family Relationship       Chief Financial Officer in 1991 and
                             Vice President in 1992.

Linda L. Sessa, 46           Joined the Company in 1984 and
Treasurer                    became in Treasurer in 1989.
No Family Relationship



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

Item 11. EXECUTIVE COMPENSATION:
-------------------------------
(b) Summary Compensation Table:

                                               Other    All
         Name                                  Annual   Other
         and                                   Compen-  Compen-
      Principal              Salary    Bonus   sation   sation
      Position       Year       $        $        $       $  *
      --------       ----    -------  -------  ------   ------
  Ben F. Cheek, III  2000    264,000  260,323   4,180   47,795
    Chairman and     1999    264,000  204,652   4,760   69,537
    CEO              1998    264,000  171,893   2,852   67,745

  T. Bruce Childs    2000    318,000  262,483   4,810   47,071
    President        1999    300,000  206,092   5,717   62,476
                     1998    282,000  172,613   4,066   58,967

  A. Roger Guimond   2000    172,800   89,924   1,650   12,097
    Vice President   1999    162,600   71,013   1,650   20,805
    and CFO          1998    152,400   59,717   1,650   20,524

* Represents Company contributions to profit-sharing plan and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $4,902 for 2000, $7,393 for 1999 and $6,842 for 1998. Includes
  Company contributions to profit-sharing plan for the benefit of T. Bruce Childs and A. Roger Guimond.



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

Item  12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT:
-----------------------------------------------------------------

(a)   Security  Ownership  of Certain  Beneficial  Owners  as  of
February 28, 2001:

      Ownership listed below represents ownership in the Company with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

Name and Address of      Title      Amount and Nature of  Percent
Beneficial Owner        of Class          Ownership       Of Class
----------------        --------    -------------------   --------
Ben F. Cheek, III    Voting Common  1,160 Shares-Direct   68.24%
225 Valley Drive        Stock
Toccoa, Georgia 30577

John Russell Cheek   Voting  Common   441 Shares-Direct   25.94%
181 Garland Road        Stock
Toccoa, Georgia 30577


(b)  Security Ownership of Management as of February 28, 2001:

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

T. Bruce Childs       Voting
                   Common Stock            None            None
                    Non-Voting
                   Common Stock            None            None

A. Roger Guimond      Voting
                   Common Stock            None            None
                    Non-Voting
                   Common Stock            None            None
----------------------------------
All Directors and
 Executive Officers
 as a Group          Voting
                     Common Stock    1,160 Shares-Direct   68.24%
                    Non-Voting
                     Common Stock  114,840 Shares (1)      68.24%
                                  -7-

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


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
---------------------------------------------------------
     The Company leases its Home Office building and print shop for a total of $12,600 per month from Franklin Enterprises, Inc. under leases which expire December 31, 2004. Franklin Enterprises, Inc. is 66.67% owned by Ben F. Cheek, III, a Director and Executive Officer of the Company. In Management's opinion, these leases are at rates which approximate those obtainable from independent third parties.

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

     Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have certain management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Annual income recorded by the Company in 2000, 1999 and 1998 related to these agreements was $70,800, $67,800 and $63,800, respectively. Management believes these amounts approximate the Company's actual cost of these services.

     Liberty leases its office space and equipment from the Company for $5,250 per month, which in Management's opinion is at a rate which approximates that obtainable from independent third parties.

     At December 31, 2000, the Company maintained $2,000,000 of certificates of deposit with Liberty at market rates and terms. The Company also had $2,487,930 in demand deposits with Liberty at December 31, 2000.

     During 1999, a loan was extended to a real estate development partnership of which one of the Company's beneficial owners (David Cheek) is a partner. David Cheek (son of Ben F. Cheek, III) owns less than 5% of the Company's voting stock. The balance on this commercial loan (including accrued interest) was $1,639,315 at December 31, 2000.
                                  -8-

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM 8-K:
-----------------------------------------------------------------
(a) 1.  Financial Statements:

          Incorporated  by  reference  from  Registrant's  Annual
          Report  to  security holders for the fiscal year  ended
          December 31, 2000:

           Report of Independent Public Accountants.
                             -9-
           Consolidated  Statements  of  Financial  Position   at
           December 31, 2000 and 1999.

           Consolidated Statements of Income for the three years ended December 31, 2000.

                               Consolidated     Statements     of
           Stockholders'  Equity  for  the  three   years   ended
           December 31, 2000.

           Consolidated Statements of Cash Flows for the three years ended December 31, 2000.

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

              (j)  Twelfth  Amendment  to  Revolving
               Credit Agreement and Term Loan Agreement dated June 30, 1999. (Incorporated herein by reference to Exhibit 10(j) from the registrant's Form S-2 Registration statement on Form S-2, Registration No. 333-34442 dated April 24, 2000).

               (k) Thirteenth  Amendment   to
               Revolving Credit Agreement and Term Loan Agreement dated July 5, 2000. (Incorporated herein by reference to Exhibit 10(k) from the registrant's Form S-2 Registration statement on Form S-2, Registration No. 333-55420 dated February 22,
               2001).

       11. Computation  of  Earnings per  Share  is  self-evident from the Consolidated Statement of Income and Retained Earnings in the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 2000, incorporated by reference herein.

       12. Ratio of Earnings to Fixed Charges.

       13. Registrant's Annual Report to security holders for fiscal year ended December 31, 2000.

       18. Not applicable.

       19. Not applicable.

       21. Subsidiaries of Registrant.

       22. Not applicable.

       23. Consent of Independent Public Accountants.

       24. Not applicable.

       27. Not applicable.

       28.  Not applicable.


    (b) Reports on Form 8-K:

       No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
                               1st FRANKLIN FINANCIAL CORPORATION

     March 29, 2001                By:   /s/ Ben F. Cheek, III
     --------------                      ---------------------
         Date                            Ben F. Cheek, III
                                         Chairman of Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

     Signatures                Title                 Date
     ----------                -----                 ----
/s/ Ben F. Cheek, III
----------------------
(Ben F. Cheek, III)      Chairman of Board;      March 29, 2001
                         Chief Executive
                         Officer

/s/ T. Bruce Childs
----------------------
(T. Bruce Childs)        President               March 29 , 2001

/s/ A. Roger Guimond
----------------------
(A. Roger Guimond)       Vice    President;      March 29 , 2001
                         Principal Financial
                           Officer
                         Principal Accounting
                           Officer
/s/ Lorene M. Cheek
----------------------
(Lorene M. Cheek)        Director                March 29, 2001

/s/ Jack D. Stovall
----------------------
(Jack D. Stovall)        Director                March 29, 2001

/s/ Robert E. Thompson
----------------------
(Robert E. Thompson)     Director                March 29, 2001


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

      (c)  This   Annual  Report  on   Form  10-K incorporates  by
           reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2000, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.