Form 10-Q
period 2001-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 2001-05-15
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 2049

------------------------------

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to _____________

------------------------------

Commission File Number 2-27985

------------------------------

1st Franklin Financial Corporation

A Georgia Corporation	I.R.S. Employer No. 58-0521233

213 East Tugalo Street
Post Office Box 880
Toccoa, Georgia 30577
(706) 886-7571

------------------------------

Indicate by check mark whether the registrant: (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2001
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2001. See Exhibit 19

Consolidated Statements of Financial Position:
March 31, 2001 and December 31, 2000

Consolidated Statements of Income and Retained Earnings:
Three Months Ended March 31, 2001 and March 31, 2000

Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2001 and March 31, 2000

Notes to Consolidated Financial Statements

ITEM 2.	Managements' Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is set forth under "Management's Letter" of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2001. See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is set forth under "Management's Letter", "Market Risk" sub-heading, of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2001. See Exhibit 19.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:
19 Quarterly Report to Investors for the Three Months Ended March 31, 2001

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 2001


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		1st FRANKLIN FINANCIAL CORPORATION
		Registrant

		/s/ Ben F. Cheek, III
		Chairman of Board

		/s/ A. Roger Guimond
		Vice President, Chief Financial
		Officer and Principal Accounting Officer

Date:	May 15, 2001

1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No..	Description	Page No.

19	Quarterly Report to Investors for the Three Months Ended March 31, 2001	4
