Form 10-Q
period 2001-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 2001-11-14
CIK 38723

3: 1st FRANKLIN FINANCIAL CORPORATION
Exhibit 19

1st
FRANKLIN
FINANCIAL
CORPORATION

QUARTERLY
REPORT TO INVESTORS
FOR THE
NINE MONTHS ENDED
SEPTEMBER 30, 2001


MANAGEMENT'S LETTER

Financial Condition:

A downturn in consumer-spending activity and increasing competition has resulted in only modest growth in the Company's loan portfolio during the current year. Net receivables (gross receivables less unearned finance charges) increased $4.0 million (2%) as of September 30, 2001 as compared to December 31, 2000. Management is currently formulating a five-year strategic plan for the Company, which may include new products and markets to promote receivables growth and meet the challenges of the highly competitive financial services industry.

Although the growth in the loan portfolio was marginal, the Company's financial position grew stronger as cash reserves rose $21.8 million (210%) during the nine-month period ended September 30, 2001 as compared to reserves on hand December 31, 2000. The Company obtains operating cash from sales of debt securities to the public and from customer payments on existing loans. During the nine-month period just ended, funds generated exceeded working capital needed for operations thereby creating a surplus of cash.

Other assets declined $2.6 million (22%) at September 30, 2001 as compared to the prior year-end mainly due to the reimbursement of premiums on insurance policies paid by the Company in previous years.

Increases in sales of the Company's debt securities during the current year resulted in senior and subordinated debt rising $17.1 million (11%)

Results of Operations:

Company pre-tax profits fell $.8 million (44%) and $3.6 million (51%) during the quarter and nine-month period ended September 30, 2001 as compared to the same periods in 2000, respectively. The softening economy and high debt ratios have caused consumers to curtail spending resulting in lower lending activity for the Company. Higher operating costs as discussed below also led to the lower pre-tax profits. The economic outlook for the remainder of 2001 remains unsettled due to rising unemployment and anticipated higher bankruptcy filings. With all the economic uncertainties, Management projects earnings will be suppressed for the remainder of the year.

The Company did experience improvement in its net interest margin (the difference between interest income on earning assets and interest expense on interest-bearing debt) during the current year, especially in the quarter just ended. During the quarter and nine-month period ended September 30, 2001, the net interest margin rose $.9 million (8%) and $1.1 million (3%), respectively. Interest income is the largest component making up the net interest margin and higher earnings on loans and investments added to the net margin during the comparable periods. Although interest expense has risen during the comparable periods, the impact on the net interest margin was lower in the third quarter. The Federal Reserve has lowered interest rates ten times during the current year in an attempt to stimulate the economy. Although sales of the Company's senior and subordinated debt increased, Management was able to reduce the borrowing rates on its debt during the third quarter and thereby keep the increase in interest expense minimal. Management believes rates will continue to decline and projects a wider interest margin during the remainder of the year as the lower borrowing rates provide an additional cushion.

Overshadowing the increase in the Company's net interest margin was an increase in the provision for loan losses. Provision for loan losses increased $.9 million (34%) during the quarter ended September 30, 2001 as compared to the same quarter a year ago and $2.8 million (45%) during the nine month comparable period. A downturn in credit quality and an increase in bankruptcies continue to erode Company's profits. Personal bankruptcy filings across the nation continue to move toward a new annual record and the Company is experiencing the adverse effects thereof. Delinquent loans with payments 60 days or more past due increased to 8.3% of receivables outstanding at September 30, 2001 as compared to 8.1% at December 31, 2000. The Company has written off $7.3 million in non-performing loans during the nine-month period just ended as compared to $6.0 million during the same nine-month period a year ago, representing a $1.3 million (22%) increase. Higher than normal charge-offs are projected for the remainder of this year as Management has directed that all non-performing loans be closely reviewed


for collection potential. Also contributing to the increase in the provision was Management's decision to raise the loan loss allowance in order to provide adequate protection against probable future losses and the overall increase in the loan portfolio. Credit-worthiness of the loan portfolio is continuously monitored and Management may add to the reserve if deemed necessary.

Net insurance income rose $.3 million (6%) and $1.0 million (7%) during the quarter and nine-month period ended September 30, 2001 as compared to the same periods a year ago, respectively. The increase is due to higher levels of insurance in-force.

Revenue generated from sales of utility trailers during the quarter and nine-month period just ended was responsible for the $.1 million and $.2 million increase in other revenue as compared to the same periods a year ago, respectively. The Company became a sales representative for a manufacturer of utility trailers during the fourth quarter of 2000 and test marketed the trailers from then until June 30, 2001. Sales did not reach desired levels and Management has decided to discontinue sales after the Company's inventory is depleted. Other revenue would have been higher during the nine month comparison, however receipt of approximately $.1 million of non-recurring income during second quarter of 2000 attributable to an executive insurance policy owned by the Company offset some of the current year-to-date increase. During the prior year, the insurance company, which had written the policy, converted from a mutual company to a stock company resulting in the additional income.

Overhead costs relating to the opening of eight new branch offices since September 30, 2000 was one cause of the $1.2 million (10%) and $3.0 million (9%) increase in other operating expenses during the quarter and nine-month periods ended September 30, 2001 as compared to the same periods in 2000, respectively. Merit salary increases effective February 1, 2001 and increases in medical claims incurred by the Company's self-insured employee health plan also contributed to the rise in operating expenses. Other factors contributing to the increase were higher miscellaneous expenses such as computer expenses, legal and audit expenses, travel costs and postage. Cost of goods sold, associated with the aforementioned utility trailer sales, was an additional operating expense the Company did not have in the prior year.

Effective income tax rates were 52% and 26% for the quarters ended September 30, 2001 and 2000 and 44% and 20% for the nine-month comparable periods, respectively. Certain tax benefits provided by law to life insurance companies substantially reduced the effective tax rate of the Company's life insurance subsidiary and thus decreased the Company's overall tax rate below statutory rates in the 2000 periods. Investments in tax-exempt securities also allowed the Company's property and casualty insurance subsidiary to reduce its effective tax rate below statutory rates. Many of the benefits were offset in 2001, however, by an increase in the effective tax rates during the current year due to the insurance subsidiaries earning a much higher share of pre-tax profits than the parent company. The parent company is an S Corporation for tax reporting purposes and taxable income is included in the individual tax returns of the shareholders of the Company.

Quantitive and Qualitative Disclosures about Market Risk:

As previously discussed, interest expense was higher during the nine months just ended as compared to the same period a year ago, in part due to higher borrowing cost. Volatility in market rates during the final quarter of the 2000 forced the Company to raise the rates offered on its debt securities in order to stay competitive in the market place. Recent moves by the Federal Reserve have caused market rates to decline over the past several months. The Company's Management believes that the decline in interest rates should allow it to lower the Company's overall borrowing rates during the remainder of the current year.

Liquidity and Capital Resources:

Liquidity requirements of the Company are financed through the collection of receivables and through the issuance of public debt securities. Continued liquidity of the Company is therefore dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. In addition to the securities program, the Company had two external sources of funds through the use of two credit agreements at June 30, 2001. One agreement provided for available borrowing of $21.0 million. Available borrowings were $21.0 million at June 30, 2001 and December 31, 2000, relating to this agreement. This agreement matured on July 31, 2001. Effective September 25, 2001, the Company


entered into a new 1-year credit agreement, which provides for an unsecured line of credit of $21.0 million, all of, which was available at September 30, 2001. Another agreement provides for an additional $2.0 million for general operating purposes. Available borrowings under this agreement were $2.0 million at September 30, 2001 and December 31, 2000. Due to the Company's strong cash position, Management does not anticipate the need for borrowings under any lines of credit in the near future.

Other:

The tragic events of September 11, 2001 have deeply touched all of us. Our hearts go out to the families who have lost loved ones. In honor of those who have lost their lives, the Company has made a $25,000 donation to the New York Firefighters 9-11 Disaster Relief Fund. These funds are designated to go directly to the families of the fallen firefighters and EMS personnel in New York City.

Forward Looking Statements:

Certain information in the previous discussion and other statements contained in this Quarterly Report, which are not historical facts, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may involve known and unknown risks and uncertainties. The Company's results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Possible factors, which could cause future results to differ from expectations, are, but not limited to, adverse economic conditions including the interest rate environment, federal and state regulatory changes, unfavorable outcome of litigation, and other factors referenced elsewhere.


1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)
ASSETS

CASH AND CASH EQUIVALENTS	$ 32,192,369	$ 10,369,709

LOANS, net	164,913,238	162,330,404

INVESTMENT SECURITIES:
Available for Sale, at fair market	48,491,999	54,813,866
Held to Maturity, at amortized cost	10,406,512	5,590,026
	58,898,511	60,403,892

OTHER ASSETS	9,502,387	12,121,941

TOTAL ASSETS	$265,506,505	$245,225,946

LIABILITIES AND STOCKHOLDERS' EQUITY

SENIOR DEBT	$126,030,717	$114,514,095
OTHER LIABILITIES	14,196,215	13,754,691
SUBORDINATED DEBT	52,884,834	47,300,737
Total Liabilities	193,111,766	175,569,523

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value	--	--
Common Stock	170,000	170,000
Accumulated Other Comprehensive Income	1,213,369	400,072
Retained Earnings	71,011,370	69,086,351
Total Stockholders' Equity	72,394,739	69,656,423

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$265,506,505	$245,225,946

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements


1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

	Quarter Ended		Nine Months Ended
	September 30		September 30
	(Unaudited)		(Unaudited)
	2001	2000	2001	2000

INTEREST INCOME	$14,787,699	$13,736,217	$43,279,068	$40,760,996
INTEREST EXPENSE	2,894,188	2,702,034	8,844,790	7,451,188
NET INTEREST INCOME	11,893,511	11,034,183	34,434,278	33,309,808

Provision for Loan Losses	3,752,758	2,808,655	9,101,626	6,283,255

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,140,753	8,225,528	25,332,652	27,026,553

NET INSURANCE INCOME	5,201,813	4,886,120	15,116,711	14,164,128
OTHER REVENUE	246,823	134,469	685,270	540,108

OTHER OPERATING EXPENSES:
Personnel Expense	7,702,159	7,201,089	23,626,652	21,865,913
Occupancy	1,617,407	1,577,256	4,874,097	4,602,584
Other	3,211,591	2,585,943	9,192,216	8,254,809
Total	12,531,157	11,364,288	37,692,965	34,723,306

INCOME BEFORE INCOME TAXES	1,058,232	1,881,829	3,441,668	7,007,483
Provision for Income Taxes	549,976	491,021	1,502,589	1,394,107
NET INCOME	508,256	1,390,808	1,939,079	5,613,376

RETAINED EARNINGS, begin of period	70,503,114	67,759,625	69,086,351	65,150,821
Distributions on Common Stock	-	505,000	14,060	2,118,764
RETAINED EARNINGS, end of period	$71,011,370	$68,645,433	$71,011,370	$68,645,433

BASIC EARNINGS PER SHARE:
Voting Common Stock; 1,700 Shares outstanding all periods	$2.99	$8.18	$11.41	$33.02
Non-Voting Common Stock; 168,300 shares outstanding all periods	$2.99	$8.18	$11.41	$33.02

The accompanying Notes to Consolidated Financial Statements are
An integral part of these statements


1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine Months Ended
		September 30
		(Unaudited)
		2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income	$ 1,939,079	$ 5,613,376
	Adjustments to reconcile net income to net cash
provided by operating activities:
	Provision for Loan Losses	9,101,626	6,283,255
	Depreciation and Amortization	1,006,322	938,396
	Deferred Income Taxes	140,515	40,298
	Other, net	67,308	(31,731)
	Decrease (Increase) in miscellaneous assets	2,203,875	(801,264)
	Decrease in Accounts Payable and Accrued Expenses	108,867	135,650
	Net Cash Provided	14,567,592	12,177,980

CASH FLOWS FROM INVESTING ACTIVITIES:
	Loans Originated or purchased	(105,050,641)	(98,409,225)
	Loan Payments	93,366,181	90,723,607
	Purchases of marketable debt securities	(14,252,540)	(7,374,080)
	Principal payments on securities	251,777	476,526
	Redemptions of securities	16,458,448	2,360,000
	Other, net	(604,816)	(607,409)
	Net Cash Used	(9,831,591)	(12,830,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Increase in Senior Debt	11,516,622	796,238
	Subordinated Debt issued	9,997,729	10,614,872
	Subordinated Debt redeemed	(4,413,632)	(3,483,899)
	Distributions Paid	(14,060)	(2,118,764)
	Net Cash Provided	17,086,659	5,808,447

NET INCREASE IN CASH AND CASH EQUIVALENTS		21,822,660	5,155,846

CASH AND CASH EQUIVALENTS, beginning		10,369,709	5,914,535

CASH AND CASH EQUIVALENTS, ending		$ 32,192,369	$ 11,070,381

Cash Paid during the period for:	Interest	$ 8,818,215	$ 7,227,3334
	Income Taxes	1,549,000	1,508,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


-NOTES-
1.

The accompanying interim financial information of 1st Franklin Financial Corporation and subsidiaries (the "Company") should be read in conjunction with the annual financial statements and notes thereto as of December 31, 2000 and for the years then ended included in the Company's December 31, 2000 Annual Report.

2.

In the opinion of Management of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001 and December 31, 2000 and the results of its operations and its cash flows for the nine months ended September 30, 2001 and 2000. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

3.	The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.
4.	The computation of earnings per share is self-evident from the Consolidated Statement of Income and Retained Earnings.
5.

The following tables summarize assets, revenues and profit by business segment. A reconcilement to consolidated net income is also provided. Effective July 1, 2001, Management realigned its business segments with its geographic regions. Due to the significant changes implemented in the management reporting system with regard to business segment reporting, it is not practicable to conform prior year financial data for the new business segments nor current year financial data for the prior business segments for reporting.

	Division	Division	Division	Division	Division
	I	II	III	IV	V	Total
	(In Thousands)
Segment Revenues:
Nine Months ended 9/30/01	$ 6,669	$ 19,909	$ 19,291	$ 5,869	$ 4,351	$ 56,089
Segment Profit:
Nine Months ended 9/30/01	$ 989	$ 6,977	$ 6,630	$ (102)	$ 158	$ 14,652
Segment Assets:
9/30/01	$ 20,683	$142,996	$112,505	$ 22,975	$ 13,494	$312,653

		9 Months
		Ended
		9/30/01
		(In 000's)
Reconcilement of Profit:
Profit per segments		$ 14,652
Corporate earnings not allocated		2,993
Corporate expenses not allocated..		(14,203)
Income Taxes not allocated.		(1,503)
		$ 1,939


BRANCH OPERATIONS

Jack R. Coker	Senior Vice President
J.Michael Culpepper	Vice President
Kay S. Lovern	Vice President
Dianne Moore	Vice President
Ronald F. Morrow	Vice President
Michael J. Whitaker	Vice President

SUPERVISORS

Bert Brown	Renee Hebert	Mike Lyles	Dale Palmer
Ronald Byerly	Jack Hobgood	Roy Metzger	Darryl Parker
Debbie Carter	Bruce Hooper	Jimmy Mchaffey	Hilda Phillips
Donald Carter	Janice Hyde	Brian McSwain	Henrietta Reathford
Bryan Cook	Judy Landon	Harriet Moss	Gaines Snow
Donald Floyd	Jeff Lee	Mike Olive	Marc Thomas
Shelia Garrett	Tommy Lennon	Melvin Osley	Jason Yates
Brian Gray
BRANCH OPERATIONS

ALABAMA
Alexander City	Clanton	Florence	Jasper	Ozark	Selma
Andalusia	Cullman	Gadsden	Madison	Pelham	Sylacauga
Arab	Decatur	Geneva	Moulton	Prattville	Troy
Athens	Dothan	Hamilton	Muscle Shoals	Russellville (2)	Tuscaloosa
Bessemer	Enterprise	Huntsville	Opp	Scottsboro	Wetumpka
Birmingham	Fayette

GEORGIA
Adel	Calhoun	Cumming	Griffin (2)	McRae	Stockbridge
Albany	Canton	Dallas	Hartwell	Milledgeville	Swainsboro
Alma	Carrollton	Dalton	Hawkinsville	Monroe	Sylvania
Americus	Cartersville	Dawson	Hazlehurst	Montezuma	Sylvester
Arlington	Cedartown	Douglas (2)	Hinesville (2)	Monticello	Thomaston
Athens (2)	Chatsworth	Douglasville	Hogansville	Moultrie	Thomson
Bainbridge	Clarkesville	East Ellijay	Jackson	Nashville	Tifton
Barnesville	Claxton	Eastman	Jasper	Newnan	Toccoa
Baxley	Clayton	Elberton	Jefferson	Perry	Valdosta (2)
Blakely	Cleveland	Forsyth	Jesup	Pooler	Vidalia
Blue Ridge	Cochran	Fort Valley	LaGrange	Richmond Hill	Villa Rica
Bremen	Commerce	Gainesville	Lavonia	Rome	Warner Robins
Brunswick	Conyers	Garden City	Lawrenceville	Royston	Washington
Buford	Cordele	Georgetown	Madison	Sandersville	Waycross
Butler	Cornelia	Glennville	Manchester	Savannah	Waynesboro
Cairo	Covington	Greensboro	McDonough	Statesboro	Winder

LOUISIANA
Alexandria	Franklin	Lafayette	Marksville	Natchitoches	Opelousas
Crowley	Jena	Leesville	Morgan City	New Iberia	Pineville
DeRidder

MISSISSIPPI
Bay St. Louis	Forest	Hattiesburg	Kosciusko	Newton	Picayune
Carthage	Grenada	Hazlehurst	Magee	Pearl
Columbia	Gulfport	Jackson	McComb

NORTH CAROLINA
Monroe	Pineville

SOUTH CAROLINA
Aiken	Columbia	Gaffney	Lancaster	Marion	Seneca
Anderson	Conway	Greenville	Laurens	Newberry	Spartanburg
Cayce	Easley	Greenwood	Lexington	Orangeburg	Union
Chester	Florence	Greer	Lugoff	Rock Hill	York
Clemson

DIRECTORS

Ben F. Cheek, III
Chairman and Chief Executive Officer
1st Franklin Financial Corporation

Lorene M. Cheek
Homemaker

Jack D. Stovall
President, Stovall Building Supplies, Inc.

Dr. Robert E. Thompson
Physician, Toccoa Clinic

EXECUTIVE OFFICERS

Ben F. Cheek, III
Chairman and Chief Executive Officer

Ben F. Cheek, IV
Vice Chairman

Ginger C. Herring
President

A. Roger Guimond
Executive Vice President and Chief Financial Officer

A. Jarrell Coffee
Executive Vice President and Chief Operating Officer

Phoebe P. Martin
Executive Vice President - Human Resources

Lynn E. Cox
Area Vice President and Corporate Secretary

Linda L. Moore
Area Vice President and Corporate Treasurer

LEGAL COUNSEL

Jones, Day, Reavis & Pogue
3500 Sun Trust Plaza
303 Peachtree Street, N.E.
Atlanta, Georgia 30308-3242

AUDITORS

Arthur Andersen LLP
133 Peachtree Street
Atlanta, Georgia 30303
