Form 10-K
period 2001-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2002-03-29
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2001

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

State the aggregate market value of the voting and non voting common equity held by non-affiliates
of the Registrant:	Not Applicable.

(Cover page 1 of 2 pages)

- # -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2002
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

(Cover page 2 of 2 pages)

- # -

PART I

Item 1.

BUSINESS:

The Company, Page 1; Business, Pages 5-12; and Financial Statements, Pages 21-37 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 2001, the (“Annual Report”), are incorporated herein by reference.

Item 2.

PROPERTIES:

Map on inside back cover page; paragraph 1 of The Company, Page 1; and Footnote 7 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 34 of Registrant's Annual Report are incorporated herein by reference.

Item 3.

LEGAL PROCEEDINGS:

Management previously reported (in the Company’s Form 10-K dated December 31, 1999) a legal proceeding pending against the Company in the state of Alabama.  The suit alleged that the Company’s practice of inserting dispute resolution provisions into its consumer lending documents and requiring consumers to abide by such provisions violates the Equal Credit Opportunity Act.  Plaintiffs sought declaratory relief that they could not be compelled to forfeit their statutorily granted rights under the Truth-in-Lending Act and other consumer protection laws.  Effective July 18, 2001, the Court dismissed the legal proceeding favoring the Company.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS:

Source of Funds, Page 12 of the Company’s Annual Report is incorporated herein by reference.

Item 6.

SELECTED FINANCIAL DATA:

Selected Consolidated Financial Information, Page 4 of Company’s Annual Report is incorporated herein by reference.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS:

Management's Discussion of Operations, Pages 13-20 of Company’s Annual Report is incorporated herein by reference.

Item 7A.

QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Management’s Discussion of Operations, Market Risk sub-heading, Page 18 of Company’s Annual Report is incorporated herein by reference.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Pages 21-37 of Company’s Annual Report are incorporated herein by reference.

Item 9.

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

The Company has neither had any disagreements on accounting or financial disclosures with its accountants nor changed such accountants.

Forward Looking Statements:

Certain statements contained or incorporated by reference herein under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market for Registrant’s Common Stock and Related Stockholder Matters” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the ability to manage cash flow and working capital, adverse economic conditions including the interest rate environment, federal and state regulatory changes and other factors referenced elsewhere herein.

- # -

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

DIRECTORS

		Director Since
		And
		Date on Which	Position
Name of Director	Age	Term Will Expire	With Company

Ben F. Cheek, III (3)(4)(5)	65	Since 1967; When successor Elected and qualified	Chairman of Board

Ben F. Cheek, IV (3)(4)(7)	40	Since 2001; When successor Elected and qualified	Vice Chairman

Lorene M. Cheek (2)(4)(6)	92	Since 1946; When successor Elected and qualified	None

Jack D. Stovall (1)(2)	66	Since 1983; When successor Elected and qualified	None

Robert E. Thompson (1)(2)	70	Since 1970; When successor Elected and qualified	None

(1)

Member of Audit Committee.

(2)

Mrs. Cheek is an honorary member of the Board of Trustees of Tallulah Falls School; Dr. Thompson is a physician at Toccoa Clinic; and Mr. Stovall is President of Stovall Building Supplies, Inc.  These positions have been held by each respective Director for more than five years.

(3)

Reference is made to “Executive Officers” for a discussion of business experience.

(4)

Member of Executive Committee.

(1)

Son of Lorene M. Cheek.

(6)

Mother of Ben F. Cheek, III

(7)

Son of Ben F. Cheek, III.

EXECUTIVE OFFICERS

Name, Age, Position
And Family Relationship	Business Experience

Ben F. Cheek, III, 65 Chairman of Board	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 40 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 38 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April of 1988 as Developmental Officer.  Worked throughout the Company in different departments on special assignments and consultant projects.  Became President in 2001.

A. Roger Guimond, 47 Executive Vice President and Chief Financial Officer No Family Relationship	Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Became Executive Vice President in 2001.

A. Jarrell Coffee, 58 Chief Operating Officer No Family Relationship	Joined the Company in 1973, became Supervisor in 1975, Division Area Vice President in 1976, Vice President in 1989 and Executive Vice President / Chief Operating Officer in 2001.

Phoebe J. Martin, 60 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 1983 as Account Executive in Investment Center. Became Personnel & Marketing Director in 1986. In 2001, was named Executive Vice President - Human Resources.

Lynn E. Cox, 44 Area Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1989. Became Area Vice President and Secretary in 2001.

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

Item 11.

EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

Name				Other	All
And				Annual	Other
Principal		Salary	Bonus	Compensation	Compensation
Position	Year	$	$	$	$ *

Ben F. Cheek, III	2001	$242,000	$226,761	$6,966	$ 63,245
Chairman and	2000	264,000	260,323	4,180	47,795
CEO	1999	264,000	204,652	4,760	69,537

Ben F. Cheek, IV	2001	$ 76,230	$ 27,679	$1,650	$ 3,007
Vice Chairman
(Effective 7/01)

Virginia C. Herring	2001	$ 74,894	$ 26,559	$ 962	$ 2,827
President (Effective 7/01)

T. Bruce Childs	2001	$185,500	$217,081	$2,739	$194,521
President (Retired 7/01)	2000	318,000	262,483	4,810	47,071
	1999	300,000	206,092	5,717	62,476

A. Roger Guimond	2001	$186,092	$ 79,593	$1,650	$ 17,569
Executive Vice President	2000	172,800	89,924	1,650	12,097
And CFO	1999	162,600	71,013	1,650	20,805

A. Jarrell Coffee	2001	$215,182	$139,404	$1,903	$ 28,123
Executive Vice President
And COO (Effective 7/01)

Phoebe P. Martin	2001	$ 90,735	$ 35,508	$ 962	$ 4,638
Executive Vice President
Human Resources
(Effective 7/01)

Lynn E. Cox	2001	$ 86,026	$ 35,064	$ --	$ 4,262
Area Vice President -
Secretary/ Treasurer

*

Represents Company contributions to profit-sharing plan and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $13,782 for 2001, $4,902 for 2000 and $7,393 for 1999.  Includes benefit package and Company contribution to profit-sharing plan for the benefit of T. Bruce Childs.  Represents Company contributions to profit-sharing plan for the benefits of Ben F. Cheek, IV, Virginia C. Herring, A. Roger Guimond, A.Jarrell Coffee, Phoebe P. Martin and Lynn E. Cox.

(g)

Compensation of Directors:

Directors who are not employees of the Company receive $2,500 per year for attending scheduled board meetings.

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)

Security Ownership of Certain Beneficial Owners as of February 28, 2001:

Ownership listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities.

Name and Address of		Amount and Nature of	Percent
Beneficial Owner	Title of Class	Beneficial Ownership	Of Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
225 Valley Drive
Toccoa, Georgia 30577

John Russell Cheek	Voting Common Stock	441 Shares - Direct	25.94%
181 Garland Road
Toccoa, Georgia 30577

(b)

Security Ownership of Management as of February 28, 2001:

Ownership listed below represents ownership in the Company, of (i) Directors and named Executive Officers of the Company and (ii) all Directors and Executive Officers of the Company as a group:

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
	Non-Voting Common Stock	114,840 Shares (1)	68.24%

Ben F. Cheek, IV	Voting Common Stock	33 Shares - Direct	1.94%
	Non-Voting Common Stock	3,267 Shares	1.94%

Virginia C. Herring	Voting Common Stock	33 Shares - Direct	1.94%
	Non-Voting Common Stock	3,267 Shares	1.94%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

A. Jarrell Coffee	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Phoebe P. Martin	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Lynn E. Cox	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

All Directors and
Executive Officers as	Voting Common Stock	1,226 Shares - Direct	72.12%
A Group	Non-Voting Common Stock	121,374 Shares (1)	72.12%

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

Name	No. of Shares	Percentage

Ben F. Cheek, III	574.34%
Elizabeth Cheek	574.34%
Ben Cheek Trust A (f/b/o Ben F. Cheek, IV)	18,949	11.26%
Ben Cheek Trust B (f/b/o Virginia C. Herring)	18.949	11.26%
Ben Cheek Trust C (f/b/o David W. Cheek)	18.949	11.26%
Elizabeth Cheek Trust A (f/b/o Ben F. Cheek, IV)	18.949	11.26%
Elizabeth Cheek Trust B (f/b/o Virginia C. Herring)	18,948	11.26%
Elizabeth Cheek Trust C (f/b/o David W. Cheek)	18,948	11.26%
	114,840	68.24%

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

The Company leases its Hartwell branch office for a total of $300 per month from John R. Cheek.  John R. Cheek (brother of Ben F. Cheek, III) owns 25.94% of the Company’s voting shares of common stock.  Rent is also paid to Cheek Investments, Inc. in the amount of $350 per month for the Clarkesville branch office. Cheek Investments is owned by Ben F. Cheek, III.  In Management’s opinion, these leases are at rates which approximate those obtainable from independent third parties.

Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have certain management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Annual income recorded by the Company in 2001, 2000 and 1999 related to these agreements was $73,700, $70,800 and $67,800, respectively. Management believes these amounts approximate the Company's actual cost of these services.

Liberty leases its office space and equipment from the Company for $63,100 annually, which in Management's opinion is at a rate which approximates that obtainable from independent third parties.

At December 31, 2001, the Company maintained $2,000,000 of certificates of deposit with Liberty at market rates and terms. The Company also had $3,040,311 in demand deposits with Liberty at December 31, 2001.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David Cheek) is a partner.  David Cheek (son of Ben F. Cheek, III) owns less than 5% of the Company’s voting stock.  The balance on this commercial loan (including accrued interest) was $1,598,889 at December 31, 2001.

 PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)

(1)

Financial Statements:

Incorporated by reference from Registrant's Annual Report to security holders for the fiscal year ended December 31, 2001:

Report of Independent Public Accountants.

Consolidated Statements of Financial Position at December 31, 2001 and 2000.

Consolidated Statements of Income for the three years ended December 31, 2001.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2001.

Consolidated Statements of Cash Flows for the three years ended December 31, 2001.

Notes to Consolidated Financial Statements.

(2)

Financial Statement Schedules:

None - Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)

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

1.

Not applicable.

10.

(a)

Credit Agreement dated May, 1993 between the registrant and SouthTrust Bank of Georgia, N.A..  (Incorporated herein by reference from Form 10-K for the fiscal year ended December 31, 1993.)

(b)

Credit agreement dated September 25, 2001 between the registrant and SouthTrust Bank of Georgia, N.A..  (Incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2001.)

11.

Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 2001, incorporated by reference herein.

12.

Ratio of Earnings to Fixed Charges.

13.

Registrant's Annual Report to security holders for fiscal year ended December 31, 2001.

18.

Not applicable.

19.

Not applicable.

21.

Subsidiaries of Registrant.

22.

Not applicable.

23.

Consent of Independent Public Accountants.

24.

Not applicable.

27.

Not applicable.

28.

Not applicable.

99.

Representation letter to the Securities and Exchange Commission regarding the quality of Arthur Andersen LLP's audit.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 29, 2002	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 29, 2002
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 29, 2002

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 29, 2002
Principal Financial Officer
Principal Accounting Officer

/s/ Lorene M. Cheek
(Lorene M. Cheek)	Director	March 29, 2002

/s/ Jack D. Stovall
(Jack D. Stovall)	Director	March 29, 2002

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 29, 2002

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