Form 10-Q
period 2002-06-30
FIRST FRANKLIN FINANCIAL CORP
filed 2002-08-16
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 2049

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Class Outstanding at July 31, 2002
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Six Months Ended June 30, 2002. See Exhibit 19.

Consolidated Statements of Financial Position:
June 30, 2002 and December 31, 2001

Consolidated Statements of Income and Retained Earnings:
Three and Six Months Ended June 30, 2002 and June 30, 2001

Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2002 and June 30, 2001

Notes to Consolidated Financial Statements

ITEM 2.	Managements' Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is set forth under “Management's Letter” of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 2002. See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is set forth under “Management's Letter --Quantitative and Qualitative Disclosures about Market Risk" of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 2002.  See Exhibit 19.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Lillie Barnes, et al. vs 1st Franklin Financial Corporation, et al.: Filed in the Circuit Court of Holmes County, Mississippi, Civil Action No. CV 2002-75.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on February 21, 2002, but the defendants were not served until the latter part of June 2002.  Action has been taken to remove the case to Federal Court based on the diversity of the defendants and to compel arbitration.  Management believes that it is too early to asses the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:
19 Quarterly Report to Investors as of and for the Six Months Ended June 30, 2002

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended June 30, 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		1st FRANKLIN FINANCIAL CORPORATION
		Registrant

		/s/ Ben F. Cheek, III
		Chairman of Board

		/s/ A. Roger Guimond
		Vice President, Chief Financial
		Officer and Principal Accounting Officer

Date:	August 16, 2002

1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19	Quarterly Report to Investors as of and for the Six Months Ended June 30, 2002	4
