Form 10-Q
period 2002-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 2002-11-15
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 2049

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Class Outstanding at October 31, 2002
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 2002. See Exhibit 19.

Consolidated Statements of Financial Position:
September 30, 2002 and December 31, 2001

Consolidated Statements of Income and Retained Earnings:
Three and Nine Months Ended September 30, 2002 and September 30, 2001

Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2002 and September 30, 2001

Notes to Consolidated Financial Statements

ITEM 2.	Managements' Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is set forth under “Management's Letter” of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 2002. See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is set forth under “Management's Letter --Quantitative and Qualitative Disclosures about Market Risk" of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 2002.  See Exhibit 19.

ITEM 4.	Controls And Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.


PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings:

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

ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits:
		10.1	First Amendment to Loan Agreement and Line of Credit Promissory Note dated September 25, 2002.

		19	Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2002

	(b)	Reports on Form 8-K
On August 13, 2002, the Company filed a report on Form 8-K announcing the engagement of Deloitte & Touche LLP as independent auditors for the fiscal year 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Ben F. Cheek, III
Chairman of Board

/s/ A. Roger Guimond
Vice President, Chief Financial
Officer and Principal Accounting Officer

Date: November 14, 2002


CERTIFICATIONS

I,  Ben F. Cheek, III, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of 1st Franklin Financial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

1.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 /s/ Ben F. Cheek, III Ben F. Cheek, III, Chairman and Chief Executive Officer

CERTIFICATIONS

I,  A. Roger Guimond, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of 1st Franklin Financial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

1.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 /s/ A. Roger Guimond A. Roger Guimond, Executive Vice President and Chief Financial Officer


1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10.1	First Amendment to Loan Agreement and Line of Credit Promissory Note dated September 25, 2002	7

19	Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2002	10
