Form 10-K
period 2002-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2003-03-28
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002

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

Class	Outstanding at February 28, 2003
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes __    No   X

(Cover page 2 of 2 pages)

- # -

PART I

Item 1.

BUSINESS:

The Company, Page 1; Business, Pages 4-11; and Financial Statements, Pages 20-39 of Registrant's Annual Report to security holders for the fiscal year ended December 31, 2002, the (“Annual Report”), are incorporated herein by reference.

Item 2.

PROPERTIES:

Paragraph 1 of The Company, Page 1; Footnote 7 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 35; and map of branch offices, Page 43 of the Registrant's Annual Report are incorporated herein by reference.

Item 3.

LEGAL PROCEEDINGS:

Lillie Barnes, et al. vs 1st Franklin Financial Corporation, et al.:  Filed in the Circuit Court of Holmes County, Mississippi, Civil Action No. CV 2002-75  (Originally reported in the Company's Form 10-Q for the period ended September 31, 2002.)

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on February 21, 2002, but the defendants were not served until the latter part of June 2002.  Action has been taken to remove the case to Federal Court based on the diversity of the defendants.  Motion to Remand has been filed.  Remand related discovery has been completed, and remand issue has been fully briefed.  In addition, independent actions to compel arbitration have been filed, and a motion to consolidate the actions under the lead case is pending.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending the case.

Carolyn Robinson, et al. vs 1st Franklin Financial Corporation, et al,:  Filed in the Chancery Court of the Second Judicial District of Jones County, Mississippi, Civil Action No.  CV2002-1042.

This lawsuit alleges fraud, deceit and misrepresentation in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on November 13, 2002.  Service has not been properly perfected on the Company.  Other defendants have filed motion to remove the case to Federal District Court.  The Company has chosen to join this action.  Plaintiffs have filed a Motion for Remand.  The Court initially set a conference regarding Remand but cancelled it, delaying until a decision is made in other similar actions.  All Remand discovery has been completed.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Dennis and Collie Pearson, et al. vs 1st Franklin Financial Corporation, et al.:  Filed in the Circuit Court of Panola County, Mississippi, Second Judicial District, Civil Action No. CV2002-339BP2.

This lawsuit alleges fraud and deceipt in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on January 7, 2003.  Service has not been properly perfected on the Company.  A motion on behalf of all defendants to remove the case to Federal District Court has been filed.  Management believes that it is too early to assess the Company's potentially liability with this suit.


The Company is involved in various other claims and lawsuits incidental to its business.  In the opinion of Management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company's financial position, liquidity, or results of operations.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS:

Source of Funds, Page 11 of the Company’s Annual Report is incorporated herein by reference.

Item 6.

SELECTED FINANCIAL DATA:

Selected Consolidated Financial Information, Page 3 of Company’s Annual Report is incorporated herein by reference.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS:

Management's Discussion of Operations, Pages 12-19 of Company’s Annual Report is incorporated herein by reference.

Item 7A.

QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Management’s Discussion of Operations, Market Risk sub-heading, Page 15 of Company’s Annual Report is incorporated herein by reference.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Pages 20-39 of Company’s Annual Report are incorporated herein by reference.

Item 9.

DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

In August 2002, the Company engaged Deloitte & Touche LLP as its independent auditors for fiscal year 2002 in lieu of Arthur Andersen LLP.  The Company disclosed this change of accountants on Form 8-K, filed on August 13, 2002  The Company has had no disagreements on accounting or financial disclosures with its accountants during its two most recent fiscal years or any subsequent interim period.  Information concerning a change in accountants is included in the Company's Form 8-K dated August 13, 2002.


-

------------

Forward Looking Statements:

Certain statements contained or incorporated by reference herein under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market for Registrant’s Common Stock and Related Stockholder Matters” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the ability to manage cash flow and working capital, adverse economic conditions including the interest rate environment, federal and state regulatory changes and other factors referenced elsewhere herein.


-

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

DIRECTORS

		Director Since
		And
		Date on Which	Position
Name of Director	Age	Term Will Expire	With Company

Ben F. Cheek, III (3)(4)(5)	66	Since 1967; When successor Elected and qualified	Chairman of Board

Ben F. Cheek, IV (3)(4)(7)	41	Since 2001; When successor Elected and qualified	Vice Chairman

Lorene M. Cheek (2)(4)(6)	93	Since 1946; When successor Elected and qualified	None

Jack D. Stovall (1)(2)	67	Since 1983; When successor Elected and qualified	None

Robert E. Thompson (1)(2)	71	Since 1970; When successor Elected and qualified	None

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

(4)

Member of Executive Committee.

(1)

Son of Lorene M. Cheek.

(6)

Mother of Ben F. Cheek, III

(7)

Son of Ben F. Cheek, III.


-

EXECUTIVE OFFICERS

Name, Age, Position
And Family Relationship	Business Experience

Ben F. Cheek, III, 66 Chairman of Board	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 41 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 39 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April of 1988 as Developmental Officer.  Worked throughout the Company in different departments on special assignments and consultant projects.  Became President in 2001.

A. Roger Guimond, 48 Executive Vice President and Chief Financial Officer No Family Relationship	Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Became Executive Vice President in 2001.

A. Jarrell Coffee, 59 Chief Operating Officer No Family Relationship	Joined the Company in 1973, became Supervisor in 1975, Division Area Vice President in 1976, Vice President in 1989 and Executive Vice President / Chief Operating Officer in 2001.

Phoebe J. Martin, 61 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 1983 as Account Executive in Investment Center. Became Personnel & Marketing Director in 1986. In 2001, was named Executive Vice President - Human Resources.

Lynn E. Cox, 45 Area Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1989. Became Area Vice President and Secretary in 2001.

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


Item 11.

EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

Name				Other	All
And				Annual	Other
Principal		Salary	Bonus	Compensation	Compensation
Position	Year	$	$	$	$ *

Ben F. Cheek, III	2002	$240,000	$158,553	$10,142	$ 53,667
Chairman and	2001	242,000	226,761	6,966	63,245
CEO	2000	264,000	260,323	4,180	47,795

Ben F. Cheek, IV	2002	$ 88,280	$ 46,578	$2,755	$ 8,257
Vice Chairman	2001	76,230	27,679	1,650	3,007
(Effective 7/01)

Virginia C. Herring	2002	$ 88,124	$ 46,377	$1,650	$ 8,222
President (Effective 7/01)	2001	74,894	26,559	962	2,827

T. Bruce Childs	2001	$185,500	$217,081	$2,739	$194,521
President (Retired 7/01)	2000	318,000	262,483	4,810	47,071

A. Roger Guimond	2002	$193,028	$ 77,348	$1,650	$ 22,718
Executive Vice President	2001	186,092	79,593	1,650	17,569
And CFO	2000	172,800	89,924	1,650	12,097

A. Jarrell Coffee	2002	$252,144	$111,053	$3,415	$ 31,877
Executive Vice President	2001	215,182	139,404	1,903	28,123
And COO (Effective 7/01)

Phoebe P. Martin	2002	$ 93,720	$ 38,601	$1,650	$ 8,010
Executive Vice President	2001	90,735	35,508	962	4,638
Human Resources
(Effective 7/01)

Lynn E. Cox	2002	$ 88,523	$ 30,692	$ --	$ 6,738
Area Vice President -	2001	86,026	35,064	--	4,262
Secretary/ Treasurer

*

Represents Company contributions to profit-sharing plan and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $963 for 2002, $13,782 for 2001 and $4,902 for 2000.  Includes benefit package and Company contribution to profit-sharing plan for the benefit of T. Bruce Childs.  Represents Company contributions to profit-sharing plan for the benefits of Ben F. Cheek, IV, Virginia C. Herring, A. Roger Guimond, A.Jarrell Coffee, Phoebe P. Martin and Lynn E. Cox.

(g)

Compensation of Directors:

Directors who are not employees of the Company receive $3,000 per year for attending scheduled board meetings.


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

(a)

Security Ownership of Certain Beneficial Owners as of March 15, 2003:

Ownership listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities.

Name and Address of		Amount and Nature of	Percent
Beneficial Owner	Title of Class	Beneficial Ownership	Of Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
225 Valley Drive
Toccoa, Georgia 30577

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
3946 Beaver Dam Road
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
363 Summit Ridge Drive
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	180 Shares - Direct	10.59%
3575 Lake Seminole Dr.
Buford, Georgia 30519

(b)

Security Ownership of Management as of March 15, 2003:

Ownership listed below represents ownership in the Company, of (i) Directors and named Executive Officers of the Company and (ii) all Directors and Executive Officers of the Company as a group:

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
	Non-Voting Common Stock	114,840 Shares (1)	68.24%

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,011 Shares	10.70%

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,012 Shares	10.70%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None
		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

A. Jarrell Coffee	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Phoebe P. Martin	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Lynn E. Cox	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

All Directors and
Executive Officers as	Voting Common Stock	1,520 Shares - Direct	89.41%
A Group	Non-Voting Common Stock	152,289 Shares (1)	90.49%

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

Name	No. of Shares	Percentage

Ben F. Cheek, III	574.34%
Ben Cheek Trust A (f/b/o Ben F. Cheek, IV)	18,949	11.26%
Ben Cheek Trust B (f/b/o Virginia C. Herring)	18.949	11.26%
Ben Cheek Trust C (f/b/o David W. Cheek)	18.949	11.26%
Elizabeth Cheek Trust A (f/b/o Ben F. Cheek, IV)	18.949	11.26%
Elizabeth Cheek Trust B (f/b/o Virginia C. Herring)	18,948	11.26%
Elizabeth Cheek Trust C (f/b/o David W. Cheek)	18,948	11.26%
	114,266	67.90%

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


The Company leases its Hartwell branch office for a total of $300 per month from the estate of John R. Cheek.  John R. Cheek was the brother of Ben F. Cheek, III and a shareholder of the Company prior to his death.  Rent is also paid to Cheek Investments, Inc. in the amount of $350 per month for the Company's Clarkesville branch office. Cheek Investments is owned by Ben F. Cheek, III.  In Management’s opinion, these leases are at rates which approximate those obtainable from independent third parties.

Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have certain management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Annual income recorded by the Company in 2002, 2001 and 2000 related to these agreements was $73,700, $73,700 and $70,800, respectively.  Management believes these amounts approximate the Company's actual cost of these services.

Liberty leases its office space and equipment from the Company for $60,100 annually, which in Management's opinion is at a rate which approximates that obtainable from independent third parties.

At December 31, 2002, the Company maintained $2,000,000 of certificates of deposit with Liberty at market rates and terms.  The Company also had $1,018,150 in demand deposits with Liberty at December 31, 2002.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David Cheek) is a partner.  David Cheek (son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The balance on this commercial loan (including principal and accrued interest) was $1,703,483 at December 31, 2002.

Item 14.   CONTROLS AND PROCEDURES:

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

 PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)

(1)

Financial Statements:

Incorporated by reference from Registrant's Annual Report to security holders for the fiscal year ended December 31, 2002:

Independent Auditors' Report


Report of Independent Public Accountants.

Consolidated Statements of Financial Position at December 31, 2002 and 2001.

Consolidated Statements of Income for the three years ended December 31, 2002.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2002.

Consolidated Statements of Cash Flows for the three years ended December 31, 2002.

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

1.

Not applicable.

10.

(a)

Credit Agreement dated May, 1993 between the registrant and SouthTrust Bank of Georgia, N.A..  (Incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 1993.)

(a)

Credit agreement dated September 25, 2001 between the registrant and SouthTrust Bank of Georgia, N.A..  (Incorporated herein by reference to Form 10-Q for the quarter ended September 30, 2001.)

(c)

First Amendment to Loan Agreement and Line of Credit Promissory Note dated September 25, 2002 between the registrant and SouthTrust Bank of Georgia, N.A..  (Incorporated herein by reference from Form 10-Q for the quarter ended September 30, 2002.)


11.

Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Registrant's Annual Report to Security Holders for the fiscal year ended December 31, 2002, incorporated by reference herein.

12.

Ratio of Earnings to Fixed Charges.

13.

Registrant's Annual Report to security holders for fiscal year ended December 31, 2002.

18.

Not applicable.

19.

Not applicable.

21.

Subsidiaries of Registrant.

22.

Not applicable.

1.

(a)

Consent of Independent Auditors.

(b)

Notice of Consent of Arthur Andersen LLP.

24.

Not applicable.

27.

Not applicable.

28.

Not applicable.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 28, 2003	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 28, 2003
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV		March 28, 2003
(Ben F. Cheek, IV)	Vice Chairman

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 28, 2003

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 28, 2003
Principal Financial Officer
Principal Accounting Officer

/s/ Lorene M. Cheek
(Lorene M. Cheek)	Director	March 28, 2003

/s/ Jack D. Stovall
(Jack D. Stovall)	Director	March 28, 2003


CERTIFICATIONS

I,  Ben F. Cheek, III, certify that:

1.

I have reviewed this annual report on Form 10-K of 1st Franklin Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annualy report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annualy report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.

The registrants' other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent function):

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

1.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,

including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003 /s/ Ben F. Cheek, III Ben F. Cheek, III, Chairman and Chief Executive Officer

I,  A. Roger Guimond, certify that:

1.

I have reviewed this annual report on Form 10-K of 1st Franklin Financial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annualy report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annualy report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5.

The registrants' other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing the equivalent function):

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

1.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,

including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003 /s/ A. Roger Guimond A. Roger Guimond, Executive Vice President and Chief Financial Officer

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2002, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.


1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
12	Ratio of Earnings to Fixed Charges	17
13	Registrant's Annual Report to security holders for the fiscal year ended December 31, 2002	18
21	Subsidiaries of Registrant	64
23(a)	Consent of Independent Auditors	65
23(b)	Notice of Consent of Arthur Andersen LLP	66
