Form 10-Q
period 2003-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 2003-05-15
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 2049

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to _____________

------------------------------

Commission File Number 2-27985

------------------------------

1st Franklin Financial Corporation

A Georgia Corporation I.R.S. Employer No. 58-0521233

213 East Tugalo Street
Post Office Box 880
Toccoa, Georgia 30577
(706) 886-7571

------------------------------

Indicate by check mark whether the registrant:  (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and  (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 126-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at April 30, 2003
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2003. See Exhibit 19.

Consolidated Statements of Financial Position:
March 31, 2003 and December 31, 2002

Consolidated Statements of Income and Retained Earnings:
Three Months Ended March 31, 2003 and March 31, 2002

Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2003 and March 31, 2002

Notes to Consolidated Financial Statements

ITEM 2.	Managements' Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is set forth under “Management's Letter” of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2003. See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is set forth under “Management's Letter --Quantitative and Qualitative Disclosures about Market Risk" of the Company's Quarterly Report to Investors for the Three Months Ended March 31,2003.  See Exhibit 19.

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

Lillie Barnes, et al. vs 1st Franklin Financial Corporation, et al.:  Filed in the Circuit Court of Holmes County, Mississippi, Civil Action No. CV 2002-75.  (Originally reported in the Company's Form 10-Q for the period ended September 30, 2002.)

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on February 21, 2002, but the defendants were not served until the latter part of June 2002.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division.  The Plaintiffs' Motion to Remand was denied on March 31, 2003.  In addition, independent actions to compel arbitration have been filed, and motions to consolidate the actions under the lead case are pending.  A motion to compel arbitration was filed in the lead case as well.  Enforcement of arbitration continues by way of the motion to compel arbitration and the independent actions.   Management believes that it is too early to asses the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Carolyn Robinson, etal. Vs 1st Franklin Financial Corporation, et al.:  Filed in the Circuit Court of Panola County, Mississippi, Second Judicial District, Civil Action No. CV2002-339BP2.  (Originally reported in the Company's Form 10-K for the period ended December 31, 2002.)

This lawsuit alleges fraud, deceit and misrepresentation in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on November 13, 2002.  Service has not been properly perfected on the Company.  Other defendants have filed a motion to remove the case to Federal District Court.  The Company has chosen to join in the removal of the action.  Plaintiffs have filed a Motion for Remand.  The Court initially set a conference regarding Remand but cancelled it, delaying until a decision is made in other similar actions.  Remand-related discovery has begun.  Upon completion or remand-related discovery, the Plaintiffs' motion to remand will be briefed.  Independent actions to compel arbitration of the plaintiffs' claims are being prepared for filing.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Dennis and Collie Pearson, et al. vs 1st Franklin Financial Corporation, et al.:  Filed in Circuit Court of Panola County, Mississippi, Second Judicial District, Civil Action No. CV2002-339BP2.  (Originally reported in the Company's Form 10-K for the period ended December 31, 2002.)

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on January 7, 2003.  Service has not been properly perfected on the Company.  A motion on behalf of all served defendants to remove the case to Federal District Court has been filed.  Plaintiffs have filed a motion to remand and remand-related discovery is proceeding.  Since 1st Franklin Financial Corporation has not been served, the Company has chosen not to join the action and participate in the litigation.  Management believes that it is too early to assess the Company's potential liability in connection with this suit.

ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits:

		19	Quarterly Report to Investors as of and for the Three Months Ended March 31, 2003.

	(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Ben F. Cheek, III
Chairman of Board

/s/ A. Roger Guimond
Vice President, Chief Financial
Officer and Principal Accounting Officer

Date: May 15, 2003

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

Date: May 15, 2003 /s/ Ben F. Cheek, III Ben F. Cheek, III, Chairman and Chief Executive Officer
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

Date: May 15, 2003 s/ A. Roger Guimond A. Roger Guimond, Executive Vice President and Chief Financial Officer


1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19	Quarterly Report to Investors as of and for the Three Months Ended March 31, 2003	7
