Form 10-Q
period 2003-06-30
FIRST FRANKLIN FINANCIAL CORP
filed 2003-08-13
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 2049

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Class Outstanding at July 31, 2003
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Six Months Ended June 30, 2003. See Exhibit 19.

Consolidated Statements of Financial Position:
June 30, 2003 and December 31, 2002

Consolidated Statements of Income and Retained Earnings:
Three and Six Months Ended June 30, 2003 and June 30, 2002

Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2003 and June 30, 2002

Notes to Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is set forth under “Management's Letter” of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 2003. See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is set forth under “Management's Letter --Quantitative and Qualitative Disclosures about Market Risk" of the Company's Quarterly Report to Investors for the Six Months Ended June 30, 2003.  See Exhibit 19.

ITEM 4.	Controls And Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.  Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.  No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings:

Lillie Barnes, et al. v. 1st Franklin Financial Corporation, et al.:  3:02cv1259LN, filed in the Circuit Court of Holmes County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division, where it is currently pending.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on February 21, 2002, but the defendants were not served until the latter part of June 2002.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division.  The Plaintiffs' Motion to Remand was denied on March 31, 2003.  In addition, independent actions to compel arbitration have been filed.  Motions to consolidate the actions under the lead case are pending, and some of these motions have been granted.  A motion to compel arbitration was filed in the lead case as well, and this motion is pending.  Enforcement of arbitration continues by way of the motion to compel arbitration and the independent actions.  Management believes that it is too early to asses the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Carolyn Robinson, et al. v. 1st Franklin Financial Corporation, et al.:  2:02cv897PG, filed in the Circuit of Panola County, Mississippi, Second Judicial District, and removed to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, where it is currently pending.

This lawsuit alleges fraud, deceit and misrepresentation in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on November 13, 2002.  Service has not been properly perfected on the Company. Plaintiffs have filed a Motion for Remand.  All of the plaintiffs have agreed to submit their claims to arbitration and to dismiss, without prejudice, the above-referenced litigation.  The Company intends to proceed with arbitration and defend this case vigorously.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Dennis and Collie Pearson, et al. v. American General Finance, 1st Franklin Financial Corporation, et al.:  2:03cv043BB, filed in the Circuit Court of Panola County, Mississippi, Second Judicial District, and removed to the Unitied States District Court for the Northern District of Mississippi, Delta Division, where it is currently pending.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on January 7, 2003.  At the time this case was removed to Federal Court, the Company had not been properly served, and thus, it did not join in the notice of removal.  Plaintiffs have filed a motion to remand and remand-related discovery is proceeding.  The Company has received notice that the plaintiffs have issued a summons to serve the Company, though service on the Company still has not been perfected.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.


Dora L. Wright, et al. v. 1st Franklin Financial Corporation, et al., 3:03cv726WS, filed in the Circuit Court of Holmes County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on December 31, 2002, but the defendants were not served until the latter part of April, 2003.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division on May 22, 2003.  The plaintiffs have filed a motion to remand, and remand-related discovery is on-going.  In addition, independent actions to compel arbitration have been filed.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Nadia D. Barbos, individually an on behalf of all others similarly situated, Plaintiffs v. 1st Franklin Financial Corporation, Defendant, Case No. I031051G in the State Court of Chatham County, State of Georgia.

This lawsuit was filed on April 4, 2003, and alleges that a note signed by the named Plaintiff violates Georgia's usury statutes.  The lawsuit requests that a class be certified consisting of "[i]ndividuals in Georgia who have been granted short-term loans and who have paid excessive or usurious interest and finance charges in connection therewith."  The lawsuit alleges that as s result the Company is liable to Plaintiff and the putative class for counts of conversion, negligence per se and fraud.  The Complaint requests a class award in an unspecified amount.  The Company's Motion to Dismiss was filed on May 7, 2003.


ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits:

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Six Months Ended June 30, 2003.

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Ben F. Cheek, III
Chairman of Board

/s/ A. Roger Guimond
Vice President, Chief Financial
Officer and Principal Accounting Officer

Date: August 13, 2003

1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the

       Six Months Ended June 30, 2003

Certification of Principal Executive Officer Pursuant to

Rule 13a-14(a) / 15d-14(a) of the Securities Exchange

Act of 1934, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

Certification of Principal Financial Officer Pursuant to

Rule 13a-14(a) / 15d-14(a) of the Securities Exchange

Act of 1934, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

Certification of Principal Executive Officer Pursuant to

18 U.S.C. Section 1350, as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Principal Financial Officer Pursuant to

18 U.S.C. Section 1350, as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

7 22 23 24 25
