Form 10-Q
period 2003-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 2003-11-14
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 2049

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Class Outstanding at October 31, 2003
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 2003. See Exhibit 19.

Consolidated Statements of Financial Position:
September 30, 2003 and December 31, 2002

Consolidated Statements of Income and Retained Earnings:
Three and Nine Months Ended September 30, 2003 and September 30, 2002

Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2003 and September 30, 2002

Notes to Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is set forth under “Management's Letter” of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 2003. See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is set forth under “Management's Letter --Quantitative and Qualitative Disclosures about Market Risk" of the Company's Quarterly Report to Investors for the Nine Months Ended September 30, 2003.  See Exhibit 19.

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

Lillie Barnes, et al. v. 1st Franklin Financial Corporation, et al.:  3:02cv1259LN, filed in the Circuit Court of Holmes County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division, where it has been dismissed as to 1st Franklin Financial Corporation.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on February 21, 2002, but the defendants were not served until the latter part of June 2002.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division.  The Plaintiffs' Motion to Remand was denied on March 31, 2003.  Motions to compel arbitration of the plaintiffs’ claims were filed and granted on August 14, 2003.  As a result, 1st Franklin Financial Corporation was dismissed from the action without prejudice.  Although arbitration has not been commenced, the Company intends to proceed with arbitration and defend the case vigorously.  Management believes that it is too early to assess the Company’s potential liability in connection with this action.

Carolyn Robinson, et al. v. 1st Franklin Financial Corporation, et al.:  2:02cv897PG, filed in the Circuit of Panola County, Mississippi, Second Judicial District, and removed to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, where it is currently pending.

This lawsuit alleges fraud, deceit and misrepresentation in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on November 13, 2002.  All of the plaintiffs have agreed to submit their claims to arbitration and to dismiss, without prejudice, the above-referenced litigation.  By agreed order of the parties, the court ordered the action to arbitration on June 30, 2003, and dismissed 1st Franklin Financial Corporation without prejudice.  Although arbitration has not been commenced, the Company intends to proceed with arbitration and defend this case vigorously.  Management believes that it is too early to assess the Company’s potential liability in connection with this suit.

Dennis and Collie Pearson, et al. v. American General Finance, 1st Franklin Financial Corporation, et al.:  2:03cv043BB, filed in the Circuit Court of Panola County, Mississippi, Second Judicial District, and removed to the Unitied States District Court for the Northern District of Mississippi, Delta Division, where it is currently pending.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on January 7, 2003.  At the time this case was removed to Federal Court, the Company had not been properly served, and thus, it did not join in the notice of removal.  Plaintiffs have filed a motion to remand and remand-related discovery is proceeding.  The Company has received notice that the plaintiffs have issued a summons to serve the Company, though service on the Company still has not been perfected.  Service was perfected on an employee of the Company who is also a named defendant in the suit.  Motions to quash the issuance of the summons on the Company and service on our employee have been filed and are currently pending.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.


Dora L. Wright, et al. v. 1st Franklin Financial Corporation, et al., 3:03cv726WS, filed in the Circuit Court of Holmes County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on December 31, 2002, but the defendants were not served until the latter part of April, 2003.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division on May 22, 2003.  The plaintiffs have filed a motion to remand, and remand-related discovery is on-going.  The plaintiffs have agreed to stay consideration of remand until decisions are rendered in the pending independent actions to compel arbitration.  An agreed order staying remand was filed October 16, 2003.  The Company awaits rulings in the arbitration actions.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Nadia D. Barbos, individually and on behalf of all others similarly situated, Plaintiffs v. 1st Franklin Financial Corporation, Defendant, Case No. I031051G in the State Court of Chatham County, State of Georgia.

This lawsuit was filed on April 4, 2003, and alleges that a note signed by the named Plaintiff violates Georgia's usury statutes.  The lawsuit requests that a class be certified consisting of "[i]ndividuals in Georgia who have been granted short-term loans and who have paid excessive or usurious interest and finance charges in connection therewith."  The lawsuit alleges that as a result the Company is liable to Plaintiff and the putative class for counts of conversion, negligence per se and fraud.  The Complaint requests a class award in an unspecified amount.  The Company's Motion to Dismiss was filed on May 7, 2003.


ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits:

10.1 19 31.1 31.2 32.1 32.2

Loan Documents Modification Agreement to Loan Agreement and Line of Credit Promissory Note dated September 25, 2003

Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2003.

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
No reports on Form 8-K were filed during the quarter ended September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Ben F. Cheek, III
Chairman of Board

/s/ A. Roger Guimond
Vice President, Chief Financial
Officer and Principal Accounting Officer

Date: November 14, 2003

1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10.1 19 31.1 31.2 32.1 32.2

Loan Documents Modification Agreement to Loan Agreement and Line of Credit Promissory Note dated September 25, 2003

Quarterly Report to Investors as of and for the

       Nine Months Ended September 30, 2003

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

7 10 25 26 27 28
