Form 10-K
period 2003-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2004-03-30
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  X   No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

(Cover page 1 of 2 pages)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _ No X

State the aggregate market value of the voting and non voting common equity held by Non-affiliates of the Registrant: Not Applicable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the Latest practicable date:

Class	Outstanding at February 29, 2004
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

- # -

PART I

Item 1. BUSINESS:

The Company, Page 1; Business, Pages 4-11; and Financial Statements, Pages 20-40 of Company’s Annual Report to security holders for the fiscal year ended December 31, 2003, the (“Annual Report”), are incorporated herein by reference.

Item 2. PROPERTIES:

Paragraph 1 of The Company, Page 1; Footnote 7 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 35; and map of branch offices, page 44 of Registrant's Annual Report are incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS:

Lillie Barnes, et al. v. 1st Franklin Financial Corporation, et al.:  Filed in the Circuit Court of Holmes County, Mississippi, Civil Action No. CV 2002-75  (Originally reported in the Company's Form 10-Q for the period ended September 31, 2002.)

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on February 21, 2002, but the defendants were not served until the latter part of June 2002.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division.  The Plaintiffs’ Motion to Remand was denied on March 31, 2003.  Motions to compel arbitration of the plaintiffs’ claims were filed and were subsequently granted on August 14, 2003.  As a result, the Company was dismissed from the action without prejudice.  Although arbitration has not been commenced, the Company intends to proceed with arbitration and defend the case vigorously.  Management believes that it is too early to assess the Company's potential liability in connection with this suit.

Carolyn Robinson, et al. v. 1st Franklin Financial Corporation, et al,:  Filed in the Chancery Court of the Second Judicial District of Jones County, Mississippi, Civil Action No.  CV2002-1042.

This lawsuit alleges fraud, deceit and misrepresentation in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on November 13, 2002.  All of the plaintiffs have agreed to submit their claims to arbitration and to dismiss, without prejudice, the above-referenced litigation.  By agreed order of the parties, the court ordered the action to arbitration on June 30, 2003, and dismissed the Company without prejudice.  Although arbitration has not been commenced, the Company intends to proceed with arbitration and defend this case vigorously.  Management believes that it is too early to assess the Company’s potential liability in connection with this suit.

Dennis and Collie Pearson, et al. v. 1st Franklin Financial Corporation, et al. 2:03cv043BB, Filed in the Circuit Court of Panola County, Mississippi, Second Judicial District, and removed to the United States District Court for the Northern District of Mississippi, Delta Division..

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on January 7, 2003.  At the time this case was removed to Federal Court, the Company had not been properly served.  As a result, the Company joined the notice of removal and reserved its objection to service. Motions to quash service and summons were filed contemporaneously therewith.  The Company awaits ruling on those motions.  In the event that the Court denies the motions to quash service, proceedings to enforce arbitration will be promptly filed.  Management believes that it is too early to assess the Company’s potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Dora L. Wright, et al. v. 1st Franklin Financial Corporation, et al. 3:03cv726WS:  Filed in the Circuit Court of Holmes County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division.

This lawsuit alleges fraud and deceit in the Company’s sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on December 31, 2002, but the defendants were not served until the latter part of April, 2003.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division on May 22, 2003.  The plaintiffs have filed a motion to remand, and remand-related discovery is on-going.  The plaintiffs have agreed to stay consideration of remand until decisions are rendered in the pending independent actions to compel arbitration.  An agreed order staying remand was filed October 16, 2003.  The Company awaits rulings in the arbitration actions.  Management believes that it is too early to assess the Company’s potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Nadia D. Barbos, individually and on behalf of all others similarly situated, Plaintiffs v. 1st Franklin Financial Corporation, Defendant, Case No. I031051G in the State Court of Chatham County, State of Georgia.

This lawsuit alleges that a note signed by the named plaintiff violates Georgia’s usury statutes and requests that a class be certified consisting of “[I]ndividuals in Georgia who have been granted short-term loans and who have paid excessive or usurious interest and finance charges in connection therewith.”  The lawsuit alleges that as a result the Company is liable to pPlaintiff and the putative class for counts of conversion, negligence per se and fraud.  The case was initially filed on April 4, 2003.  The Complaint requests a class award in an unspecified amount.  The Company’s Motion to Dismiss was filed on May 7, 2003 and remains pending.

The Company is involved in various other claims and lawsuits incidental to its business.  In the opinion of Management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company's financial position, liquidity, or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

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

Selected Consolidated Financial Information, Page 3 of Company’s Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management's Discussion of Operations, Pages 12-19 of Company’s Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Management’s Discussion of Operations, Market Risk sub-heading, Page 16 of Company’s Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Report of Independent Auditors, Report of Independent Public Accountant and the Company’s Financial Statements and notes thereto, pages 20-40 of Company’s Annual Report are incorporated herein by reference.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

In August 2002, the Company engaged Deloitte & Touche LLP as its independent auditors for fiscal year 2002 in lieu of Arthur Andersen LLP.  The Company disclosed this change of accountants on Form 8-K, filed on August 13, 2002.  The Company has had no disagreements on accounting or financial disclosures with its accountants during its two most recent fiscal years or any subsequent interim period.  Information concerning a change in accountants is included in the Company's Form 8-K dated August 13, 2002.

Item 9A. CONTROLS AND PROCEDURES:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2003.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

------------
Forward Looking Statements:

Certain statements contained or incorporated by reference herein under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market for Registrant’s Common Stock and Related Stockholder Matters” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the ability to manage cash flow and working capital, the accuracy of Management’s estimates and judgements, adverse economic conditions including the interest rate environment, unfavorable outcome of litigation, federal and state regulatory changes and other factors referenced elsewhere herein or incorporated herein by reference.

- # -

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

DIRECTORS

			Position
Name of Director	Age	Director Since (8)	With Company

Ben F. Cheek, III (3)(4)(5)	67	1967	Chairman of Board

Ben F. Cheek, IV (3)(4)(7)	42	2001	Vice Chairman

Lorene M. Cheek (2)(4)(6)	94	1946	None

Jack D. Stovall (1)(2)	68	1983	None

Robert E. Thompson (1)(2)	72	1970	None

(1)

Member of Audit Committee.  Since our equity is not currently listed on or with a national securities association, we are not required to have an audit committee financial expert.  The Board of Directors believes that the members of the Audit Committee possess sufficient experience and expertise with respect to all relevant audit and financial matters.

(2)

Mrs. Cheek is an honorary member of the Board of Trustees of Tallulah Falls School; Dr. Thompson is a physician at Toccoa Clinic; and Mr. Stovall is President of Stovall Building Supplies, Inc.  These positions have been held by each respective Director for more than five years.

(3)

Reference is made to “Executive Officers” for a discussion of business experience.

(4)

Member of Executive Committee.

(5)

Son of Lorene M. Cheek.

(6)

Mother of Ben F. Cheek, III

(7)

Son of Ben F. Cheek, III.

(8)

The term of each director will expire when a successor to such director is elected and qualified.

- # -

EXECUTIVE OFFICERS

Name, Age, Position
And Family Relationship	Business Experience

Ben F. Cheek, III, 67 Chairman of Board	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 42 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 40 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Worked throughout the Company in different departments on special assignments and consultant projects.  Became President in 2001.

A. Roger Guimond, 49 Executive Vice President and Chief Financial Officer No Family Relationship	Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Became Executive Vice President in 2001.

A. Jarrell Coffee, 60 Chief Operating Officer No Family Relationship	Joined the Company in 1973, became Supervisor in 1975, Division Area Vice President in 1976, Vice President in 1989 and Executive Vice President / Chief Operating Officer in 2001.

Phoebe J. Martin, 62 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 1983 as Account Executive in Investment Center. Became Personnel & Marketing Director in 1986. In 2001, was named Executive Vice President - Human Resources.

Lynn E. Cox, 46 Area Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1989. Became Area Vice President and Secretary in 2001.

The term of office of each Executive Officer expires when a successor is elected and qualified.  There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers of the registrant acting solely in their capacities as such) pursuant to which the officer was selected.

The Board of Directors has not, as yet, adopted a code of ethics applicable to the Company’s Chief Executive Officer or Principal Financial Officer, or persons performing similar functions.  Our existing code of business conduct is not currently comprehensive enough to meet the new requirements of the Securities and Exchange Commission for codes of ethics, so we are in the process of developing a comprehensive code of ethics that addresses these new rules, which we expect to implement during 2004.  In accordance with applicable rules, the code of ethics will be made publicly available.

Item 11.	EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

Name				Other	All
And				Annual	Other
Principal		Salary	Bonus	Compensation	Compensation
Position	Year	$	$	$	$ *

Ben F. Cheek, III	2003	$240,000	$ 9,600	$9,552	$ 48,692
Chairman and	2002	240,000	158,553	10,142	63,667
CEO	2001	242,000	226,761	6,966	63,245

Ben F. Cheek, IV	2003	$111,000	$ 57,408	$4,694	$ 9,481
Vice Chairman	2002	88,280	46,578	2,755	8,257
(Effective 7/01)	2001	76,230	27,679	1,650	3,007

Virginia C. Herring	2003	$111,000	$ 57,314	$2,400	$ 9,473
President (Effective 7/01)	2002	88,124	46,377	1,650	8,222
	2001	74,894	26,559	962	2,827

T. Bruce Childs	2001	$185,500	$217,081	$2,739	$194,521
President (Retired 7/01)	2000	318,000	262,483	4,810	47,071

A. Roger Guimond	2003	$213,028	$133,989	$2,400	$ 20,064
Executive Vice President	2002	193,028	77,348	1,650	22,718
And CFO	2001	186,092	79,593	1,650	17,569

A. Jarrell Coffee	2003	$270,494	$149,499	$3,786	$ 31,947
Executive Vice President	2002	252,144	111,053	3,415	31,877
And COO (Effective 7/01)	2001	215,182	139,404	1,903	28,123

Phoebe P. Martin	2003	$102,210	$ 60,296	$2,400	$ 9,033
Executive Vice President	2002	93,720	38,601	1,650	8,010
Human Resources	2001	90,735	35,508	962	4,638
(Effective 7/01)

Lynn E. Cox	2003	$ 93,844	$ 52,418	$ --	$ 7,800
Area Vice President -	2002	88,523	30,692	--	6,738
Secretary/ Treasurer	2001	86,026	35,064	--	4,262

*

Represents Company contributions to profit-sharing plan and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $1,081 for 2003, $963 for 2002 and $13,782 for 2001.  Includes benefit package and Company contribution to profit-sharing plan for the benefit of T. Bruce Childs.  Represents Company contributions to profit-sharing plan for the benefits of Ben F. Cheek, IV, Virginia C. Herring, A. Roger Guimond, A.Jarrell Coffee, Phoebe P. Martin and Lynn E. Cox.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a) Security Ownership of Certain Beneficial Owners as of December 31, 2003:

Ownership listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities.

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
3575 Lake Seminole Dr.
Buford, Georgia 30519

(b) Security Ownership of Management as of December 31, 2003:

Ownership listed below represents ownership in the Company, of (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group:

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
	Non-Voting Common Stock	574 Shares - Direct(1)	.68%
	Non-Voting Common Stock	113,692 Shares - Indirect(1)	67.56%

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

A. Jarrell Coffee	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Phoebe P. Martin	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Lynn E. Cox	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

All Directors and
Executive Officers	Voting Common Stock	1,520 Shares - Direct	89.41%
As a Group	Non-Voting Common Stock	152,289 Shares (1)	90.49%

(1)

Effective January 1, 1997, the Company elected S Corporation status for income tax reporting purposes.  Because partnerships are ineligible to be S Corporation shareholders, Cheek Investments, L.P. distributed its shares of the non-voting common stock to its eight partners (six trusts, Ben F. Cheek, III and Elizabeth Cheek, wife of Ben F. Cheek, III).  Ben F. Cheek, III and Elizabeth Cheek are grantors of the trusts.  Ben F. Cheek, III owns 574 shares or .34% directly.  Below is a table of ownership of non-voting common stock owned indirectly to Ben F. Cheek, III:

Name	No. of Shares	Percentage

Ben Cheek Trust A (f/b/o Ben F. Cheek, IV)	18,949	11.26%
Ben Cheek Trust B (f/b/o Virginia C. Herring)	18.949	11.26%
Ben Cheek Trust C (f/b/o David W. Cheek)	18.949	11.26%
Elizabeth Cheek Trust A (f/b/o Ben F. Cheek, IV)	18.949	11.26%
Elizabeth Cheek Trust B (f/b/o Virginia C. Herring)	18,948	11.26%
Elizabeth Cheek Trust C (f/b/o David W. Cheek)	18,948	11.26%
	113,692	67.56%

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

Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have certain management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Annual income recorded by the Company in 2003, 2002 and 2001 related to these agreements was $68,625, $73,700 and $73,700, respectively. Management believes these amounts approximate the Company's actual cost of these services.

Liberty leases its office space and equipment from the Company for $60,100 annually, which in Management's opinion is at a rate which approximates that obtainable from independent third parties.

At December 31, 2003, the Company had $473,847 in demand deposits with Liberty.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David Cheek) is a partner.  David Cheek (son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The balance on this commercial loan (including principal and accrued interest) was $1,795,795 at December 31, 2003.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2003 and 2002 by Deloitte & Touche LLP in the amounts set out in the following table.  The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee Amount 2003	Fee Amount 2002
Services Provided: Audit Fees (1) Audit-Related Fees (2) Tax Fees (3) All Other Fees Total	$ 145,490 10,786 44,500 -- $ 200,776	$ 142,315 9,545 44,500 -- $ 196,360

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2002, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-q during the 2003 and 2002 fiscal years.

(2)	Fees for audit of the Company’s profit sharing and 401(k) plan.

(3)

Fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning.  The services included the preparation of the Company’s and its subsidiaries tax returns.  The Company has not been billed for the 2003 tax services.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) (1) Financial Statements:

Incorporated by reference from the Company’s Annual Report:

Independent Auditors' Report

Report of Independent Public Accountants.

Consolidated Statements of Financial Position at December 31, 2003 and 2002.

Consolidated Statements of Income for the three years ended December 31, 2003.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2003.

Consolidated Statements of Cash Flows for the three years ended December 31, 2003.

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

	3.	(a) Restated Articles of Incorporation as amended January 26, 1996 (incorporated herein by reference to Exhibit 3(3)(a) from Form 10-K for the fiscal year ended December 31, 1995).

(b) Bylaws (incorporated herein by reference to Exhibit 3(3)(b) from Form 10-K for the fiscal year ended December 31, 1995).

	4.	(a) Indenture dated October 31, 1984, covering the Variable Rate Subordinated Debentures – Series 1 (incorporated herein by reference to Exhibit 4a from Registration Statement No. 2-94191).

(b) Modification of Indenture dated March 29, 1995 (incorporated herein by reference to Exhibit 3(4)(b) from Form 10-K for the fiscal year ended December 31, 1994).

	9.	Not applicable

	10.	(a)

Credit Agreement dated May 1993, between the Company and SouthTrust Bank of Georgia, N.A.  (incorporated herein by reference to Exhibit 10(a) from the Form 10-K for the fiscal year ended December 31, 1993).

(b)

Credit agreement dated September 25, 2001, between the Company and SouthTrust Bank of Georgia, N.A.  (incorporated herein by reference to Exhibit 10 from the Form 10-Q for the quarter ended September 30, 2001).

(c)

First Amendment to Loan Agreement and Line of Credit Promissory Note dated September 25, 2002, between the Company and SouthTrust Bank of Georgia, N.A.  (incorporated herein by reference to Exhibit 10.1 from Form 10-Q for the quarter ended September 30, 2002).

(d)

Loan Documents Modification Agreement dated September 25, 2003, between the registrant and SouthTrust Bank of Georgia, N.A.  (incorporated herein by reference to Exhibit 10.1 from Form 10-Q for the quarter ended September 30, 2003).

11.

Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Company’s Annual Report for the fiscal year ended December 31, 2003, incorporated by reference herein.

	12.	Ratio of Earnings to Fixed Charges.

	13.	The Company’s Annual Report.

	18.	Not applicable.

	19.	Not applicable.

	21.	Subsidiaries of Registrant.

	22.	Not applicable.

	23.	(a) Consent of Independent Auditors.
(b) Notice of Consent of Arthur Andersen LLP.

	24.	Not applicable.

	27.	Not applicable.

	28.	Not applicable.

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) fo the Securities Exchange Act of 1934.

	31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) fo the Securities Exchange Act of 1934.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION

March 30, 2004	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 30, 2004
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 30, 2004

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 30, 2004

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 30, 2004
Principal Financial Officer
Principal Accounting Officer

/s/ Lorene M. Cheek
(Lorene M. Cheek)	Director	March 30, 2004

/s/ Jack D. Stovall
(Jack D. Stovall)	Director	March 30, 2004

/s/ Robert E. Thompson	Director	March 30, 2004
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

(1)

Any annual report to security holders covering the registrant’s last fiscal year; and

(2)

Every proxy statement; form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

(a)

The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2003, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
12	Ratio of Earnings to Fixed Charges	17
13	The Company’s Annual Report to security holders for the fiscal year ended December 31, 2003	18
21	Subsidiaries of Registrant	64
23(a)	Consent of Independent Auditors	65
23(b)	Notice of Consent of Arthur Andersen LLP	66
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	67
31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	68
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	69
32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	70