Form 10-Q
period 2004-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 2004-05-12
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 2049

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Class Outstanding at April 30, 2004
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2004. See Exhibit 19.

Consolidated Statements of Financial Position:
March 31, 2004 and December 31, 2003

Consolidated Statements of Income and Retained Earnings:
Three Months Ended March 31, 2004 and March 31, 2003

Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2004 and March 31, 2003

Notes to Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is set forth under “Management's Letter” of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2004. See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is set forth under “Management's Letter --Quantitative and Qualitative Disclosures about Market Risk" of the Company's Quarterly Report to Investors for the Three Months Ended March 31, 2004.  See Exhibit 19.

ITEM 4.	Controls And Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company's Management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2004. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings:

Lillie Barnes, et al. v. 1st Franklin Financial Corporation, et al.:  3:02cv1259LN, filed in the Circuit Court of Holmes County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division, where it has been dismissed as to 1st Franklin Financial Corporation.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  There have been no changes in the status of this suit since our previous update in the Company’s Form 10-K for the year ended December 31, 2003.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on February 21, 2002, but the defendants were not served until the latter part of June 2002.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division.  The Plaintiffs' Motion to Remand was denied on March 31, 2003.  Motions to compel arbitration of the plaintiffs’ claims were filed and granted on August 14, 2003.  As a result, 1st Franklin Financial Corporation was dismissed from the action without prejudice.  Although arbitration has not been commenced, the Company intends to proceed with arbitration and defend the case vigorously.  Management believes that it is too early to assess the Company’s potential liability in connection with this action.

Carolyn Robinson, et al. v. 1st Franklin Financial Corporation, et al.:  2:02cv897PG, filed in the Circuit of Panola County, Mississippi, Second Judicial District, and removed to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, where it is currently pending.

This lawsuit alleges fraud, deceit and misrepresentation in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements. There have been no changes in the status of this suit since our previous update in the Company’s Form 10-K for the year ended December 31, 2003.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on November 13, 2002.  All of the plaintiffs have agreed to submit their claims to arbitration and to dismiss, without prejudice, the above-referenced litigation.  By agreed order of the parties, the court ordered the action to arbitration on June 30, 2003, and dismissed 1st Franklin Financial Corporation without prejudice.  Although arbitration has not been commenced, the Company intends to proceed with arbitration and defend this case vigorously.  Management believes that it is too early to assess the Company’s potential liability in connection with this suit.

Dennis and Collie Pearson, et al. v. American General Finance, 1st Franklin Financial Corporation, et al.:  2:03cv043BB, filed in the Circuit Court of Panola County, Mississippi, Second Judicial District, and removed to the Unitied States District Court for the Northern District of Mississippi, Delta Division, where it is currently pending.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements. There have been no changes in the status of this suit since our previous update in the Company’s Form 10-K for the year ended December 31, 2003.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on January 7, 2003.  At the time this case was removed to Federal Court, the Company had not been properly served, and thus, it did not join in the notice of removal.  Plaintiffs have filed a motion to remand and remand-related discovery is proceeding.  The Company has received notice that the plaintiffs have issued a summons to serve the Company, though service on the Company still has not been perfected.  Service was perfected on an employee of the Company who is also a named defendant in the suit.  Motions to quash the issuance of the summons on the Company and service on our employee have been filed and are currently pending.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Dora L. Wright, et al. v. 1st Franklin Financial Corporation, et al., 3:03cv726WS, filed in the Circuit Court of Holmes County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements. There have been no changes in the status of this suit since our previous update in the Company’s Form 10-K for the year ended December 31, 2003.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on December 31, 2002, but the defendants were not served until the latter part of April, 2003.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division on May 22, 2003.  The plaintiffs have filed a motion to remand, and remand-related discovery is on-going.  The plaintiffs have agreed to stay consideration of remand until decisions are rendered in the pending independent actions to compel arbitration.  An agreed order staying remand was filed October 16, 2003.  The Company awaits rulings in the arbitration actions.  Management believes that it is too early to assess the Company's potential liability in connection with this suit, and the Company is diligently contesting and defending this case.

Harold J. Barkley, Jr. and Locke D. Barkley, in her capacity as Standing Chapter 13 Trustee of various Debtor bankruptcy estates v. 1st Franklin Financial Corporation, et al.  Removed Civil Action No. 3:04cv286 (Copiah County, MS Civil Action No. 04-134).

This lawsuit was filed by Harold J. Barkley, Jr. and Locke D. Barkley in their respective capacities as Standing Chapter 13 Trustees for various debtor bankruptcy estates on February 13, 2004.  The Company and approximately twenty former/current employees are named as defendants.  The lawsuit alleges various allegations relating to the Company’s loan practices and sale of credit insurance in Mississippi.  Specifically, the complaint alleges that the Company force placed credit insurance, overcharged for credit life, disability and property insurance, and violated Mississippi law relating to small loans.  The complaint requests actual and compensatory damages, punitive damages, disgorgement of insurance premiums, and attorney’s fees.  The Company removed the lawsuit to federal court on April 12, 2004, and at that time also filed a motion to stay the lawsuit, which is pending.

The Company has in a related proceeding requested arbitration of the Trustee’s claims, and that request remains pending.  Management believes that it is too early to assess the Company’s potential liability in connection with this suit, and the Company intends to diligently contest and defend the complaints.

Nadia D. Barbos, individually and on behalf of all others similarly situated, Plaintiffs v. 1st Franklin Financial Corporation, Defendant, Case No. I031051G in the State Court of Chatham County, State of Georgia.

This lawsuit alleges that a note signed by the named Plaintiff violates Georgia's usury statutes. There have been no changes in the status of this suit since our previous update in the Company’s Form 10-K for the year ended December 31, 2003.  The lawsuit requests that a class be certified consisting of "[i]ndividuals in Georgia who have been granted short-term loans and who have paid excessive or usurious interest and finance charges in connection therewith."  The lawsuit alleges that as a result the Company is liable to Plaintiff and the putative class for counts of conversion, negligence per se and fraud.  The case was initially filed on April 4, 2003  The Complaint requests a class award in an unspecified amount.  The Company's Motion to Dismiss was filed on May 7, 2003.


ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits:

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Three Months Ended March 31, 2004.

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Ben F. Cheek, III
Chairman of Board

/s/ A. Roger Guimond
Vice President, Chief Financial
Officer and Principal Accounting Officer

Date: May 12, 2004

1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for March 31, 2004

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