Form 10-Q
period 2004-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 2004-11-15
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Class Outstanding at October 31, 2004
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The following financial statements required hereunder are incorporated by reference from the Company's Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2004.  See Exhibit 19.

Consolidated Statements of Financial Position:
September 30, 2004 and December 31, 2003

Consolidated Statements of Income and Retained Earnings:
Three and Nine Months Ended September 30, 2004 and September 30, 2003

Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2004 and September 30, 2003

Notes to Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is set forth under “Management's Letter” of the Company's Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2004. See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is set forth under “Management's Letter --Quantitative and Qualitative Disclosures about Market Risk" of the Company's Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2004.  See Exhibit 19.

ITEM 4.	Controls And Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's Management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings:

Lillie Barnes, et al. v. 1st Franklin Financial Corporation, et al.:  3:02cv1259LN, filed in the Circuit Court of Holmes County, Mississippi, and removed to the United States District Court for the Southern District of Mississippi, Jackson Division, where it has been dismissed as to 1st Franklin Financial Corporation.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on February 21, 2002, but the defendants were not served until the latter part of June 2002.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division.  The Plaintiffs' Motion to Remand was denied on March 31, 2003.  Motions to compel arbitration of the plaintiffs’ claims were filed and granted on August 14, 2003.  As a result, 1st Franklin Financial Corporation was dismissed from the action without prejudice.  Plaintiffs have not commenced arbitration proceedings against the Company, and we believe it is unlikely that they will do so.  Counsel for the Company recommends taking no affirmative action at the point, as it is entirely possible that Plaintiffs will not commence arbitration or take any other action, and the case will eventually be dismissed for want of prosecution.  In light of this uncertainty, Management believes it is too early to assess the Company’s potential liability in connection with this action.

Carolyn Robinson, et al. v. 1st Franklin Financial Corporation, et al.:  2:02cv897PG, filed in the Circuit of Panola County, Mississippi, Second Judicial District, and removed to the United States District Court for the Southern District of Mississippi, Hattiesburg Division, where it is currently pending.

This lawsuit alleges fraud, deceit and misrepresentation in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on November 13, 2002.  All of the plaintiffs have agreed to submit their claims to arbitration and to dismiss, without prejudice, the above-referenced litigation.  By agreed order of the parties, the court ordered the action to arbitration on June 30, 2003, and dismissed 1st Franklin Financial Corporation without prejudice.  Plaintiffs have not commenced arbitration proceedings against the Company, and we believe it is unlikely that they will do so.  Counsel for the Company recommends taking no affirmative action at this point, as it is possible that Plaintiffs will not commence arbitration or take any other action, and the case will eventually be dismissed for want of prosecution.  In light of this uncertainty, Management believes it is too early to asses the Company’s potential liability in connection with this action.

Dennis and Collie Pearson, et al. v. American General Finance, 1st Franklin Financial Corporation, et al.:  2:03cv043BB, filed in the Circuit Court of Panola County, Mississippi, Second Judicial District, and removed to the Unitied States District Court for the Northern District of Mississippi, Delta Division, where it is currently pending.

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on January 7, 2003.  At the time this case was removed to Federal Court, the Company had not been properly served.  As a result, the Company joined the notice of removal cautiously reserving its objection to service.  Motions to quash service and summons were filed contemporaneously therewith.  The Company awaits ruling on those motions.  On or about October 14, 2004, the case was remanded to the Circuit Court of Panola County, Mississippi.  In the event that the Court denies the motions to quash service, proceedings to enforce arbitration will be promptly filed.


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

This lawsuit alleges fraud and deceit in the Company's sale of credit insurance, refinancing practices and use of arbitration agreements. The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on December 31, 2002, but the defendants were not served until the latter part of April, 2003.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division on May 22, 2003.  The plaintiffs have filed a motion to remand the case to state court.  The plaintiffs have agreed to stay consideration of remand until a decision is rendered on the arbitration issue.  In January 2004, a status conference was held between counsel and the Court wherein it was agreed that the arbitration it was agreed that the arbitration actions would be consolidated with the underlying action for determination of the arbitration issue.  A motion for summary judgement on the issue of arbitration was filed in the underlying action.  By agreed order of the parties, the court ordered the action to arbitration in August 2004, and dismissed the Company without prejudice.  Plaintiffs have not commenced arbitration proceedings against the Company, and we believe it is unlikely that they will do so.  Counsel for the Company recommends taking no affirmative action at this point, as it is possible that Plaintiffs will not commence arbitration or take any other action, and the case will eventually be dismissed for want of prosecution.  In light of this uncertainty, Management believes it is too early to assess the Company’s potential liability in connection with this action.

Locke D. Barkley, in her capacity as Standing Chapter 13 Trustee of various Debtor bankruptcy estates v. 1st Franklin Financial Corporation, et al.  Removed Civil Action No. 3:04cv286 (Copiah County, MS Civil Action No. 04-134) in the United States District Court of Southern District of Mississippi.

This lawsuit was filed by Harold J. Barkley, Jr. and Locke D. Barkley in their respective capacities as Standing Chapter 13 Trustees for various debtor bankruptcy estates on February 13, 2004.  The Company and two former/current employees are named as defendants.  The lawsuit alleges various counts relating to the Company’s credit insurance and loan practices in Mississippi, and requests actual and compensatory damages, punitive damages, disgorgement of insurance premiums and attorneys fees.  Counsel for the Company learned of the lawsuit on or about March 17, 2004.  The Company removed the lawsuit to federal court on April 12, 2004.  At the time of the removal, the state court’s records showed that summonses for the Company and the two individual defendants had been issued but not yet served.  The plaintiffs have filed a motion to remand the case to state court, and the Company has filed a motion to stay its deadline to file a response to the motion to remand and a request to conduct remand-related discovery.  On or about June 26, 2004, the Court granted the Company’s requests and set a remand-related discovery deadline of September 30, 2004, and a deadline for the Company to file its remand response of October 30, 2004.  Before the parties completed rermand-related discovery, the plaintiffs moved the Court to reconsider its order granting remand-related discovery, based on the Fifth Circuit’s opinion in Smallwood v. Illinois Central R.R. Co.  The Court denied plaintiff’s motion to reconsider, but counsel for plaintiffs has indicated that he intends to appeal the Court’s denial of the motion to reconsider.

The Trustees filed applications to employ attorneys to sue the Company in March 2002, and those applications were granted.  The Company then filed its own complaints against the Trustees in May 2002 seeking to bar the Trustees from bringing suit based on bankruptcy-related defenses.  The Company’s complaints also contained requests for arbitration with respect to the Trustees’ allegations.  In May 2004, the Bankruptcy Court ruled against the Company on the bankruptcy defenses but to date has not entered a final order.  The Company’s requests for arbitration remain pending.


As to the merits of the Trustees’ complaints, the Company believes that it is to early to assess its potential liability in connection with this suit, and intends to diligently contest and defend the complaints.

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

The Trustees filed applications to employ attorneys to sue the Company in March 2002, and those applications were granted.  The Company then filed its own complaints against the Trustees in May 2002 seeking to bar the Trustees from bringing suit based on bankruptcy-related defenses.  The Company’s complaints also contained requests for arbitration with respect to the Trustees’ allegations.  In May 2004, the Bankruptcy Court ruled against the Company on the bankruptcy defenses but to date has not entered a final order.  The Company then moved for summary judgment as to its requests to compel arbitration of the Trustees’ allegations.  The motion for summary judgment is still pending.

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

This lawsuit alleges that a note signed by the named Plaintiff violates Georgia's usury statutes. There have been no changes in the status of this suit since our previous update in the Company’s Form 10-Q for the quarter ended June 30, 2004.  The lawsuit requests that a class be certified consisting of "individuals in Georgia who have been granted short-term loans and who have paid excessive or usurious interest and finance charges in connection therewith."  The lawsuit alleges that as a result the Company is liable to Plaintiff and the putative class for counts of conversion, negligence per se and fraud.  The case was initially filed on April 4, 2003.  The Complaint requests a class award in an unspecified amount.  The Company's Motion to Dismiss was filed on May 7, 2003.  Plaintiffs have engaged in limited discovery to the Company and the company that provided credit insurance in connection with the plaintiff’s transaction.  Management believes it is too early to assess the Company’s potential liability in connection with this suit, and the Company is diligently contesting and defending the case.


ITEM 6.	Exhibits:

	(a)	Exhibits:

10.1 10.2 19 31.1 31.2 32.1 32.2

Loan Document Modification Agreement, by and among the Company, Southtrust Bank and Franklin Securities Inc. dated as of September 24, 2004.

Amended and Restated Line of Credit Promissory Note, dated as of

September 24, 2004.

Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2004.

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

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Ben F. Cheek, III
Chairman of Board and Chief Executive Officer

/s/ A. Roger Guimond
Executive Vice President and Chief Financial Officer

Date: November 15, 2004

1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10.1 10.2 19 31.1 31.2 32.1 32.2

Loan Document Modification Agreement, by and among

the Company, Southtrust Bank and Franklin Securities Inc.,

dated as of September 24, 2004

Amended and Restated Line of Credit Promissory Note,

Dated as of September 24, 2004

Quarterly Report to Investors as of and for the Nine Months Ended

September 30, 2004

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

8 12 16 32 33 34 35
