Form 10-K
period 2004-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2005-03-30
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes _ No X

State the aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant: Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2005
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

- # -

PART I

Item 1. BUSINESS:

The Company, Page 1; Business, Pages 4-11; Report of Independent Registered Public Accounting Firm; Page 20 and the Consolidated Financial Statements and Notes thereto; Pages 21-38 of Company’s Annual Report to security holders for the fiscal year ended December 31, 2004 (the “Annual Report”) are incorporated herein by reference.

Item 2. PROPERTIES:

Paragraph 1 of The Company, Page 1; paragraphs 1 and 2 of Footnote 7 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 33; and map of branch offices, page 42 of the Annual Report are incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS:

Dennis and Collie Pearson, et al. v. 1st Franklin Financial Corporation, et al. 2:03cv043BB, Filed in the Circuit Court of Panola County, Mississippi, Second Judicial District, and removed to the United States District Court for the Northern District of Mississippi, Delta Division.

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

This lawsuit alleges fraud and deceit in the Company’s sale of credit insurance, refinancing practices and use of arbitration agreements.  The plaintiffs seek statutory, compensatory and punitive damages.  The case was initially filed on December 31, 2002, but the defendants were not served until the latter part of April, 2003.  The case was removed to the United States District Court for the Southern District of Mississippi, Jackson Division on May 22, 2003.  The plaintiffs have filed a motion to remand to state court.  In January 2004, a status conference was held between counsel and the Court wherein it was agreed that the arbitration actions would be consolidated with the underlying action for determination of the arbitration issue.  By agreed order of the parties, the Court ordered the action to arbitration in August 2004, and dismissed the Company without prejudice.  Plaintiffs have not commenced arbitration proceedings against the Company and Management believes it is unlikely they will do so.  Counsel for the Company recommends taking no affirmative action at this time.  Management believes that it is too early to assess the Company’s potential liability in connection with this action.

- # -

Harold J. Barkley, Jr. and Locke D. Barkley, in their capacity as Standing Chapter 13 Trustees of various Debtor bankruptcy estates, v. 1st Franklin Financial Corporation, et al.  Removed Civil Action No. 3:04cv287 (Holmes County, MS Civil Action No. 04-263); In the United States District Court for the Southern District of Mississippi.

This lawsuit was filed by Harold J. Barkely, Jr. and Locke D. Barkley in their respective capacities as Standing Chapter 13 Trustees for the Northern and Southern Districts of Mississippi on February 17, 2004.  The Company and approximately twenty current/former Company employees are named as defendants.  The lawsuit alleges various counts relating to the Company’s credit insurance and loan practices in Mississippi, and requests actual and compensatory damages, punitive damages, disgorgement of insurance premiums, and attorney’s fees.  The Company removed the lawsuit to federal court on April 12, 2004.  At the time of the removal, the state court’s records showed that summonses for the Company and the approximately twenty individual defendants had been issued but not yet served.  The Plaintiffs have filed a motion to remand the case to state court, and the Company has filed a motion to stay its deadline to file a response to the motion to remand and a request to conduct remand-related discovery.  Those requests remain pending before the Court.

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

As to the merits of the Trustee’s complaints, the Company believes that it is too early to assess its potential liability in connection with this suit, and intends to diligently contest and defend the complaints.

Locke D. Barkely, in her capacity as Standing Chapter 13 Trustee of various Debtor bankruptcy estates v. 1st Franklin Financial Corporation, et al.  Removed Civil Action No. 3:04cv286 (Copiah County, MS Civil Action No. 04-134)’  In the United States District Court for the Southern District of Mississippi.

This lawsuit was filed by Harold J. Barkley, Jr. and Locke D. Barkely in their respective capacities as Standing Chapter 13 Trustees for the Northern and Southern Districts of Mississippi on February 13, 2004.  The Company and two former/current Company employees are named as defendants.  The lawsuit alleges various counts relating to the Company’s credit insurance and loan practices in Mississippi, and requests actual and compensatory damages, punitive damages, disgorgement of insurance premiums, and attorney’s fees.  The Company removed the lawsuit to federal court on April 12, 2004.  At the time of the removal, the state court’s records showed that summonses for the Company and the two individual defendants had been issued but not yet served.  The Plaintiffs have filed a motion to remand the case to state court, and the Company has filed a motion to stay its deadline to file a response to the motion to remand and a request to conduct remand-related discovery.  On or about June 26, 2004, the Court granted the Company’s requests and set a remand-related discovery deadline of September 30, 2004, and a deadline for the Company to file its remand response of October 30, 2004.  Before the parties completed remand-related discovery, the Plaintiffs moved the Court to reconsider its Order granting remand-related discovery, based on the Fifth Circuit’s opinion in Smallwood v. Illinois Central R.R. Co.  The Court denied Plaintiffs’ motion to reconsider, and counsel for Plaintiffs filed an objection to the Magistrate Judge’s report and recommendation denying the motion to reconsider.  The Company submitted an opposition to the Plaintiffs’ objection to the report and recommendation.  The Court then remanded the case to state court based on the Defendant’s purported failure to oppose Plaintiffs’ motion to remand – overlooking the fact that Defendants had not responded to Plaintiffs’ motion to remand because Defendants have not been able to complete remand-related discovery, as Plaintiffs have refused to engage in it.  The Company promptly moved the Court to alter or amend its Order granting remand, pointing out that Plaintiffs’ refusal to engage in Court-ordered discovery is the reason Defendants have not yet opposed Plaintiffs’ motion to remand.  The Company’s motion to alter or amend is currently pending.

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

As to the merits of the Trustees’ complaints, the Company believes that it is too early to assess its potential liability in connection with this suit, and intends to diligently contest and defend the complaints.

Nadia D. Barbos, individually and on behalf of all others similarly situated, Plaintiffs v. 1st Franklin Financial Corporation, Defendant, Case No. I031051G in the State Court of Chatham County, State of Georgia.

This lawsuit alleges that a note signed by the named plaintiff violates Georgia’s usury statutes and requests that a class be certified consisting of “[I]ndividuals in Georgia who have been granted short-term loans and who have paid excessive or usurious interest and finance charges in connection therewith.”  The lawsuit alleges that as a result the Company is liable to Plaintiff and the putative class for counts of conversion, negligence per se and fraud.  The case was initially filed on April 4, 2003.  The Complaint requests a class award in an unspecified amount.  The Company’s Motion to Dismiss was filed on May 7, 2003 and remains pending.  Accordingly, the Company that it is too early to assess the potential liability in connection with this suit.

In the event that Management’s motion to dismiss is denied, the Company intends to diligently contest this suit.

From time to time, the Company is involved in various other claims and lawsuits incidental to its business.  In the opinion of Management, the ultimate resolution of such claims and lawsuits is not expected to have a material effect on the Company's financial position, liquidity, or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

- # -

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

Source of Funds, Page 11 of the Annual Report is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA:

Selected Consolidated Financial Information, Page 3 of the Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management’s Discussion of Results of Operations, Pages 12-18 of the Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Management’s Discussion of Results of Operations, Quantitative and Qualitative Disclosures About Market Risk sub-heading, Page 16 of Company’s Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Report of Independent Registered Public Accounting Firm and the Company’s Consolidated Financial Statements and Notes thereto, pages 20-38 of the Annual Report are incorporated herein by reference.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

Item 9A. CONTROLS AND PROCEDURES:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

- # -

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

DIRECTORS

			Position
Name of Director	Age	Director Since	With Company

Ben F. Cheek, III (3)(4)(6)	68	1967	Chairman of Board

Ben F. Cheek, IV (3)(4)(5)(6)	43	2001	Vice Chairman

A. Roger Guimond (3)(6)	50	2004	Executive Vice President / Chief Financial Officer

John G. Sample, Jr. (1)(2)(6)	48	2004	None

C. Dean Scarborough (1)(2)(6)	50	2004	None

Jack D. Stovall (1)(2)(6)	68	1983	None

Robert E. Thompson (1)(2)(6)	72	1970	None

Keith D. Watson (1)(2)(6)	47	2004	None

(1)

Member of Audit Committee.  Since our equity securities are not currently listed on or with a national securities association, we are not required to have an audit committee financial expert.  The Board of Directors believes that the members of the Audit Committee possess sufficient experience and expertise with respect to all relevant audit and financial matters.

(2)

Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company since, 2002.  Prior thereto, he was a partner with Arthur Andersen LLP.   Mr. Scarborough is owner of Scarborough’s Men’s Store.  Mr. Stovall is President of Stovall Building Supplies, Inc.  Dr. Thompson is a retired physician.  Mr. Watson is Vice President and Corporate Secretary of Bowen & Watson.  Messrs. Scarborough, Stovall, Watson and Dr. Thompson, been in their respective position of employment for more than five years.  Both Mr. Stovall and Dr. Thompson have held the position of Director for more than five years.

(3)	Reference is made to “Executive Officers” for a discussion of business experience.

(4)	Member of Executive Committee.

(5)	Son of Ben F. Cheek, III.

(6)	The term of each director will expire when a successor to such director is elected and qualified.

EXECUTIVE OFFICERS

Name, Age, Position
And Family Relationship	Business Experience

Ben F. Cheek, III, 68 Chairman of Board	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 43 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 41 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Worked throughout the Company in different departments on special assignments and consultant projects.  Became President in 2001.

A. Roger Guimond, 50 Executive Vice President and Chief Financial Officer No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Became Executive Vice President in 2001.  Elected a Director in 2004.

A. Jarrell Coffee, 61 Chief Operating Officer No Family Relationship	Joined the Company in 1973, became Supervisor in 1975, Division Area Vice President in 1976, Vice President in 1989 and Executive Vice President / Chief Operating Officer in 2001.

Phoebe J. Martin, 63 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 1983 as Account Executive in Investment Center. Became Personnel & Marketing Director in 1986. In 2001, was named Executive Vice President - Human Resources.

Lynn E. Cox, 47 Area Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1989. Became Area Vice President and Secretary in 2001.

The term of office of each Executive Officer expires when a successor is elected and qualified.  There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers of the registrant acting solely in their capacities as such) pursuant to which the officer was selected.

The Board of Directors has not, as yet, adopted a code of ethics applicable to the Company’s Chief Executive Officer or Chief Financial Officer, or persons performing similar functions.  Our existing code of business conduct is not currently comprehensive enough to meet the new requirements of the Securities and Exchange Commission for codes of ethics, so we are in the process of developing a comprehensive code of ethics that addresses these new rules, which we expect to implement during 2005.  In accordance with applicable rules, the code of ethics will be made publicly available.

Item 11. EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

Name				Other	All
And				Annual	Other
Principal		Salary	Bonus	Compensation	Compensation
Position	Year	$	$	$	$ *

Ben F. Cheek, III	2004	$240,000	$ 9,600	$10,604	$ 30,584
Chairman and	2003	$240,000	$ 9,600	$9,552	$ 48,692
CEO	2002	240,000	158,553	10,142	63,667

Ben F. Cheek, IV	2004	$119,333	$ 82,473	$3,431	$ 8,222
Vice Chairman	2003	$111,000	$ 57,408	$4,694	$ 9,481
(Effective 7/01)	2002	88,280	46,578	2,755	8,257

Virginia C. Herring	2004	$119,333	$ 82,473	$2,400	$ 8,222
President (Effective 7/01)	2003	$111,000	$ 57,314	$2,400	$ 9,473
	2002	88,124	46,377	1,650	8,222

A. Roger Guimond	2004	$237,462	$158,618	$2,400	$ 21,598
Executive Vice President	2003	$213,028	$133,989	$2,400	$ 20,064
And CFO	2002	193,028	77,348	1,650	22,718

A. Jarrell Coffee	2004	$281,293	$200,598	$3,810	$ 30,694
Executive Vice President	2003	$270,494	$149,499	$3,786	$ 31,947
And COO (Effective 7/01)	2002	252,144	111,053	3,415	31,877

*

Represents Company contributions to profit-sharing plan and reported compensation from premiums on life insurance policies for the benefit of Ben F. Cheek, III in the amount of $1,081 for 2003 and $963 for 2002.  Includes benefit package and Company contribution to profit-sharing plan for the benefit of T. Bruce Childs.  Represents Company contributions to profit-sharing plan for the benefits of Ben F. Cheek, IV, Virginia C. Herring, A. Roger Guimond and A. Jarrell Coffee.

(g) Compensation of Directors:
Directors who are not employees of the Company receive $3,500 per year for attending scheduled board meetings.

(k) Board Compensation Committee Report on Executive Compensation:

The Company has no official executive compensation committee.  Ben F. Cheek, III (Chairman and CEO of the Company) establishes the bases for all executive compensation.  The Company is a family owned business with Ben F. Cheek, III being the majority shareholder.

- # -

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a) Security Ownership of Certain Beneficial Owners as of December 31, 2004:

Ownership listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities.

Name and Address of		Amount and Nature of	Percent
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
225 Valley Drive
Toccoa, Georgia 30577

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
3946 Beaver Dam Rd.
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
363 Summit Ridge Dr.
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	180 Shares - Direct	10.59%
3575 Lake Seminole Dr.
Buford, Georgia 30519

(b) Security Ownership of Management as of December 31, 2004:

Ownership listed below represents ownership in each class of equity securities of the Company, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group:

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
	Non-Voting Common Stock	574 Shares - Direct(1)	.34%

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	75,794 Shares - Direct	45.04%

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,012 Shares - Indirect	10.70%
	Non-Voting Common Stock	75,795 Shares - Direct	45.04%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

- # -

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

A. Jarrell Coffee	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Phoebe P. Martin	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Lynn E. Cox	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Jack D. Stovall	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Robert E. Thompson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,520 Shares - Direct	89.41%
as a Group	Non-Voting Common Stock	574 Shares - Direct (1)	.34%
(12 persons)	Non-Voting Common Stock	151,589 - Indirect (1)	90.07%

(1)

Effective January 1, 1997, the Company elected S Corporation status for income tax reporting purposes.  Because partnerships are ineligible to be S Corporation shareholders, Cheek Investments, L.P. distributed its shares of the non-voting common stock to its eight partners (Ben F. Cheek, III, Elizabeth Cheek, wife of Ben F. Cheek, III and six trusts).  Ben F. Cheek, III owns 574 shares, or .34%, of the Company’s non-voting common stock directly.

Ben F. Cheek, III and Elizabeth Cheek were the original grantors of the six trusts, which are irrevocable trusts.  Two trusts were established for the benefit of each of Ben F. Cheek, IV, Virginia C. Herring and David W. Cheek, children of Ben F. Cheek, III and Elizabeth Cheek.  The trustees of each of the trusts are the two individuals named above who are not the named beneficiaries of each of the respective trusts.

(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

- # -

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company leases its home office building and print shop for a total of $12,600 per month from Franklin Enterprises, Inc. under leases which expire December 31, 2010.  Franklin Enterprises, Inc. is 66.67% owned by Ben F. Cheek, III, a Director and Executive Officer of the Company.  In Management's opinion, these leases are at rates which approximate those obtainable from independent third parties.

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

Beneficial owners of the Company are also beneficial owners of Liberty Bank & Trust ("Liberty"). The Company and Liberty have certain management and data processing agreements whereby the Company provides certain administrative and data processing services to Liberty for a fee. Annual income recorded by the Company in 2004, 2003 and 2002 related to these agreements was $12,800, $68,625 and $73,700, respectively. Management believes these amounts approximate the Company's actual cost of these services.

Liberty leases its office space and equipment from the Company for $60,100 annually, which in Management's opinion is at a rate which approximates that obtainable from independent third parties.

At December 31, 2004, the Company had $2,695,256 in demand deposits with Liberty.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David Cheek) is a partner.  David Cheek (son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The balance on this commercial loan (including principal and accrued interest) was $1,911,819 at December 31, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2004 and 2003 by Deloitte & Touche LLP in the amounts set out in the following table.  The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2004	2003
Services Provided:
Audit Fees (1)	$ 168,653	$ 145,490
Tax Fees (2)	67,155	44,500
All Other Fees	--	--
Total	$ 235,808	$ 189,990

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2004 and 2003 fiscal years.

(2)

Fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning.  The services included the preparation of the Company’s and its subsidiaries’ tax returns.

All audit and non-audit services to be preformed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee of the Board of Directors. Pursuant to the Audit Committee Pre-Approval Policy (the “Policy”), and as permitted by Securities and Exchange Commission rules, the audit Committee may delegate pre-approval authority to any of its members, provided that any service approved in this manner is reported to the full Audit Committee at its next meeting.  The Policy provides for a general pre-approval of certain specifically enumerated services that are to be provided within specified fee levels.  With respect to requests to provide services not specifically pre-approved pursuant to the general grant, such requests must be submitted to the Audit Committee by the Company’s independent registered public accounting firm and its Chief Financial Officer and must include a joint statement as to whether, in their view, the request is consistent with Securities and Exchange Commission rules on auditor independence.

- # -

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a) (1) Financial Statements:

Incorporated by reference from the Annual Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2004 and 2003.

Consolidated Statements of Income for the three years ended December 31, 2004.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2004.

Consolidated Statements of Cash Flows for the three years ended December 31, 2004.

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

	3.	(a) Restated Articles of Incorporation as amended January 26, 1996 (incorporated herein by reference to Exhibit 3(3)(a) from Form 10-K for the fiscal year ended December 31, 1995).

(b) Bylaws (incorporated herein by reference to Exhibit 3(3)(b) from Form 10-K for the fiscal year ended December 31, 1995).

	4.	(a) Indenture dated October 31, 1984, covering the Variable Rate Subordinated Debentures - Series 1 (incorporated herein by reference to Exhibit 4(a) from Registration Statement No. 2-94191).
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

(b)

Credit Agreement dated September 25, 2001, between the Company and SouthTrust Bank of Georgia, N.A.  (incorporated herein by reference to Exhibit 10 from Form 10-Q for the quarter ended September 30, 2001).

(c)

First Amendment to Loan Agreement and Line of Credit Promissory Note dated September 25, 2002, between the Company and SouthTrust Bank of Georgia, N.A.  (incorporated herein by reference to Exhibit 10.1 from Form 10-Q for the quarter ended September 30, 2002).

(d)

Loan Documents Modification Agreement dated September 25, 2003, between the Company and SouthTrust Bank of Georgia, N.A. (incorporated herein by reference to Exhibit 10.1 from Form 10-Q for the quarter ended September 30, 2003).

(e)

Loan Documents Modification Agreement dated September 24, 2004, between the Company and SouthTrust Bank of Georgia, N.A. (incorporated herein by reference to Exhibit 10.1 from Form 10-Q for the quarter ended September 30, 2004).

(f)

Amended and Restated Line of Credit Promissory Note dated September 24, 2004, between the Company and SouthTrust Bank of Georgia, N.A. (incorporated herein by reference to Exhibit 10.2 from Form 10-Q for the quarter ended September 30, 2004).

	11.	Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Annual, incorporated by reference herein.

	12.	Ratio of Earnings to Fixed Charges.

	13.	The Annual Report.

	18.	Not applicable

	19	Not applicable

	21.	Subsidiaries of Registrant.

	22.	Not applicable

	23.	Consent of Independent Registered Public Accounting Firm.

	24.	Not applicable.

	27.	Not applicable.

	28.	Not applicable.

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2004.

- # -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 30, 2005	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 30, 2005
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 30, 2005

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 30, 2005

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 30, 2005
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample,. Jr.
(John G. Sample, Jr.)	Director	March 30, 2005

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 30, 2005

/s/ Jack D. Stovall
(Jack D. Stovall)	Director	March 30, 2005

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 30, 2005

/S/ Keith D. Watson
(Keith D. Watson)	Director	March 30, 2005

- # -

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2004, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.

- # -

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
12	Ratio of Earnings to Fixed Charges	20
13	The Company’s Annual Report to security holders for the fiscal year ended December 31, 2004	21
21	Subsidiaries of Registrant	64
23	Consent of Independent Registered Public Accounting Firm	65
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934 .	66
31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	67
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	68
32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	69

- # -