Form 10-K/A
period 2004-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2005-03-31
CIK 38723

ECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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

(Cover page 2 of 2 pages)

- # -

EXPLANATORY NOTE

1st Franklin Financial Corporation (the "Company") is filing this amendment to its annual report on Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2005 (the "Annual Report"), solely to correct certain typographical inaccuracies previously contained in Item 12 thereof.  In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the "Act"), the complete text of Item 12, as so amended, is set forth below.  In addition and pursuant to Rule 12b-15 of the Act, the Company is filing herewith certain currently dated certifications.  No other information contained in the Annual Report is being amended hereby.

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
3575 Lake Seminole Dr.
Buford, Georgia 30519

(b) Security Ownership of Management as of December 31, 2004:

Ownership listed below represents ownership in each class of equity securities of the Company, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group:

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
	Non-Voting Common Stock	574 Shares - Direct(1)	.34%

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	75,794 Shares - Indirect(1)	45.04%

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%
	Non-Voting Common Stock	75,795 Shares - Indirect(1)	45.04%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

A. Jarrell Coffee	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Phoebe P. Martin	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Lynn E. Cox	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Jack D. Stovall	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Robert E. Thompson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,520 Shares - Direct	89.41%
as a Group	Non-Voting Common Stock	574 Shares - Direct (1)
(12 persons)	Non-Voting Common Stock	151,589 - Indirect (1)

(1)

Effective January 1, 1997, the Company elected S Corporation status for income tax reporting purposes.  Because partnerships are ineligible to be S Corporation shareholders, Cheek Investments, L.P. distributed its shares of the non-voting common stock to its eight partners (Ben F. Cheek, III, Elizabeth Cheek, wife of Ben F. Cheek, III, and six trusts).  Ben F. Cheek, III owns 574 shares, or .34%, of the Company’s non-voting common stock directly.

Ben F. Cheek, III and Elizabeth Cheek were the original grantors of the six trusts referred to above, which are irrevocable trusts.  Two trusts were established for the benefit of each of Ben F. Cheek, IV, Virginia C. Herring and David W. Cheek, children of Ben F. Cheek, III and Elizabeth Cheek.  The trustees of each of the trusts, who, by virtue of dispositive power over the assets thereof, are deemed to be the beneficial owners of shares of the Company's non-voting common stock contained therein, are the two children named above who are not the named beneficiaries of each of the respective trusts.

(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 31, 2005	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	8
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	9
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	11