Form 10-Q
period 2005-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 2005-05-13
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to _____________

------------------------------

Commission File Number 2-27985

------------------------------

1st Franklin Financial Corporation

A Georgia Corporation	I.R.S Employer No. 58-0521233

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 126-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2005
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares


PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The information required hereunder is incorporated by reference to the information contained under the following captions in the Company's Quarterly Report to Investors as of and for the Three Months Ended March 31, 2005.  See Exhibit 19.

Consolidated Statements of Financial Position:
March 31, 2005 and December 31, 2004

Consolidated Statements of Income and Retained Earnings:
Three Months Ended March 31, 2005 and March 31, 2004

Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2005 and March 31, 2004

Notes to Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is incorporated by reference from the information contained under the heading “Management's Letter” in the Company's Quarterly Report to Investors as of and for the Three Months Ended March 31, 2005.  See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is incorporated by reference from the information contained under the heading “Management's Letter --Quantitative and Qualitative Disclosures about Market Risk" of the Company's Quarterly Report to Investors as of and for the Three Months Ended March 31, 2005.  See Exhibit 19.


ITEM 4.	Controls And Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

As previously disclosed, the Company completed the conversion of its loan and accounting systems to a new computer system on January 1, 2005.  This conversion resulted in certain changes to all facets of the Company’s operational processes, including improvements in existing, and the establishment of additional, processes and procedures relating to loan origination, monitoring and collection.  Management believes that this conversion will result in, among other things, improvements in its internal control over financial reporting.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings:

From time to time, the Company in involved in various claims and lawsuits incidental to its business.  In the opinion of Management, the ultimate resolution of such claims and lawsuits is not expected to have a material effect on the Company’s financial position, liquidity or results of operations.

ITEM 6.	Exhibits:

(a)	Exhibits:

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the

Three Months Ended March 31, 2005.

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


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Ben F. Cheek, III
Chairman of Board and Chief Executive Officer

/s/ A. Roger Guimond
Executive Vice President and Chief Financial Officer

Date: May 13, 2005

1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for

the Three Months Ended March 31, 2005

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

5 24 25 26 27
