Form 10-K/A
period 2004-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2005-10-05
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A Amendment No. 2

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

Outstanding at February 28, 2005
Class	Outstanding at February 28, 2005
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

EXPLANATORY NOTE

1ST Franklin Financial Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission on March 30, 2005 and amended on March 31, 2005 (as so amended, the “Annual Report”) solely to include the financial statement schedule that was previously omitted from Item 15 of the Annual Report.  In accordance with, and pursuant to, Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of Item 15, as so amended, is set forth below.  In addition, and pursuant to Rule 12b-15 of the Exchange Act, the Company is filing  herewith certain currently dated certifications.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements:

Incorporated by reference from the Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Position at December 31, 2004 and 2003

Consolidated Statements of Income for the three years ended December 31, 2004

Consolidated Statements of  Stockholders’ Equity for the three years ended

     December 31, 2004

Consolidated Statements of Cash Flows for the three years ended December 31, 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm Schedule I – Condensed Financial Information of Registrant

(3) Exhibits:
2. (a)

Articles of Merger of 1st Franklin Financial Corporation with and into 1st Franklin Financial Corporation dated December 31, 1994 (incorporated herein by reference to Exhibit 3(2)(a) from Form 10-K for the fiscal year ended December 31 1994).

3. (a)	Restated Articles of Incorporation as amended January 26, 1996 (incorporated herein by reference to Exhibit 3(3)(a) from Form 10-K for the fiscal year ended December 31, 1995).

(b )	Bylaws (incorporated herein by reference to Exhibit 3(3)(b) from Form 10-K for the fiscal year ended December 31, 1995).

4. (a)	Indenture dated October 31, 1984, covering the Variable Rate Subordinated Debentures – Series 1 (incorporated herein by reference to Exhibit 4(a) from Registration Statement No. 2-94191).

(b)	Modification of Indenture dated March 29, 1995 (incorporated herein by reference to Exhibit 3(4)(b) from Form 10-K for the fiscal year ended December 31, 1994).

(c)

Second Modification of Indenture, dated December 2, 2004, by and among Synovus Trust Company, N.A., as trustee, and 1st Franklin Financial Corporation (incorporated herein by reference to Exhibit 4(e) to the Registration Statement on Form S-2 (Reg. No. 333-126589).

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

11.	Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Annual Report, incorporated by reference herein.

12.	Ratio of Earnings to Fixed Charges.

13.	The Annual Report.

18.	Not applicable

19.	Not applicable

21.	Subsidiaries of Registrant.

22.	Not applicable

* 23.	Consent of Independent Registered Public Accounting Firm.

24.	Not applicable

27.	Not applicable

28.	Not applicable

* 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

* 31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
* 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2004.

------------------------------
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

October 5, 2005	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors
1st Franklin Financial Corporation

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in  the period ended December 31, 2004, and have issued our report thereon dated March 18, 2005; such report has previously been filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 18, 2005

SCHEDULE I
Page 1 of 4

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2004 AND 2003

ASSETS
2004	2003

	CASH AND CASH EQUIVALENTS:
	Cash and Due From Banks	$ 2,649,818	$ 916,446
	Short-term Investments	734,903	3,798,698
		3,384,721	4,715,144

	LOANS:
	Direct Cash Loans	229,043,613	211,202,608
	Real Estate Loans	26,989,611	31,520,134
	Sales Finance Contracts	30,510,881	26,678,509
		286,544,105	269,401,251

Less:	Unearned Finance Charges	34,343,193	31,519,343
	Unearned Insurance Premiums	9,194,384	9,354,774
	Allowance for Loan Losses	15,285,085	13,515,085
	Net Loans	227,721,443	215,012,049

	INVESTMENT IN SUBSIDIARIES	68,529,016	60,867,909

	MARKETABLE DEBT SECURITIES:
	Available for Sale, at fair market value	506,999	614,203
	Held to Maturity, at amortized cost	--	--
		506,999	614,203

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	less accumulated depreciation and amortization
	of $13,185,739 and $12,077,943 in 2004 and 2003, respectively	7,185,341	5,686,724
	Miscellaneous	2,217,973	2,628,019
		9,403,314	8,314,743

	TOTAL ASSETS	$ 309,545,493	$ 289,524,048

SCHEDULE I
Page 2 of 4

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2004 AND 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

2004	2003

SENIOR DEBT:
Notes Payable to Banks	$ 10,387,000	$ --
Senior Demand Notes, including accrued interest	66,331,059	67,905,065
Commercial Paper	91,949,693	80,298,949
	168,667,752	148,204,014

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	12,915,235	14,223,924

SUBORDINATED DEBT	41,310,529	44,075,934

Total Liabilities	222,893,516	206,503,872

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares
outstanding as of December 31, 2004 and 2003	--	--
Accumulated Other Comprehensive Income	376,683	227,222
Retained Earnings	86,105,294	82,622,954
Total Stockholders' Equity	86,651,977	83,020,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 309,545,493	$ 289,524,048

SCHEDULE I
Page 3 of 4

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
INTEREST INCOME:
Finance Charges	$ 66,068,779	$ 60,773,100	$ 60,302,706
Investment Income	35,621	186,703	606,701
	66,104,400	60,959,803	60,909,407

INTEREST EXPENSE:
Senior Debt	5,073,818	4,564,880	4,717,991
Subordinated Debt	2,063,150	2,247,738	3,233,578
	7,136,968	6,812,618	7,951,569

NET INTEREST INCOME	58,967,432	54,147,185	52,957,838

PROVISION FOR LOAN LOSSES	18,096,969	15,244,755	14,159,392

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,870,463	38,902,430	38,798,446

NET INSURANCE INCOME	14,169,770	13,515,517	12,921,183

OTHER REVENUE	903,917	868,184	850,427

OPERATING EXPENSES:
Personnel Expense	34,312,589	31,588,132	32,528,422
Occupancy Expense	8,287,737	7,239,664	6,701,904
Other Expense	15,998,782	13,190,031	12,140,886
	58,599,108	52,017,827	51,371,212

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,654,958)	1,268,304	1,198,844

PROVISION FOR INCOME TAXES	39,428	74,109	9,094

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	7,675,608	7,459,404	7,225,190

NET INCOME	4,981,222	8,653,599	8,414,940

RETAINED EARNINGS, Beginning of Period	82,622,954	78,657,682	70,271,242
Distributions on Common Stock	1,498,882	4,688,327	28,500
RETAINED EARNINGS, End of Period	$ 86,105,294	$ 82,622,954	$ 78,657,682

SCHEDULE I
Page 4 of 4

1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 4,981,222	$ 8,653,599	$ 8,414,940
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for Loan Losses	18,096,969	15,244,755	14,159,392
Depreciation and Amortization	1,754,700	1,396,117	1,332,527
Equity in undistributed earnings of subsidiaries	(7,661,108)	(7,445,404)	(7,210,190)
Loss on sale of marketable securities and
equipment and premium amortization on securities	43,347	(34,396)	79,612
(Increase) Decrease in Miscellaneous Assets	410,047	(491,249)	1,555,717
Increase (Decrease) in Other Liabilities	(1,308,689)	1,024,789	1,900,811
Net Cash Provided	16,316,488	18,348,211	20,232,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(196,761,835)	(180,569,120)	(163,039,959)
Loan payments	165,955,472	146,558,514	129,998,463
Purchases of securities, available for sale	--	--	(799,240)
Sales of securities, available for sale	--	2,893,910	--
Redemptions of securities, available for sale	--	2,165,000	4,257,400
Principal payments on securities, available for sale	248,854	174,149	202,850
Capital expenditures	(3,499,585)	(2,575,128)	(1,578,615)
Proceeds from sale of equipment	210,732	120,610	148,684
Net Cash Used	(33,846,362)	(31,232,065)	(30,810,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Notes Payable to
Banks and Senior Demand Notes	8,812,994	813,460	207,620
Commercial Paper issued	28,626,116	29,199,674	31,533,262
Commercial Paper redeemed	(16,975,372)	(17,238,336)	(21,156,420)
Subordinated Debt issued	5,754,767	6,053,896	5,838,148
Subordinated Debt redeemed	(8,520,172)	(8,755,799)	(11,829,571)
Dividends / Distributions Paid	(1,498,882)	(4,688,327)	(28,500)
Net Cash Provided	16,199,451	5,384,568	4,564,539

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(1,330,423)	(7,499,286)	(6,013,069)

CASH AND CASH EQUIVALENTS, beginning	4,715,144	12,214,430	18,227,499

CASH AND CASH EQUIVALENTS, ending	$ 3,384,721	$ 4,715,144	$ 12,214,430

Cash paid during the year for:	Interest	$ 7,101,750	$ 6,823,904	$ 8,000,426
	Income Taxes	39,856	93,940	30,000

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
23	Consent of Independent Registered Public Accounting Firm	12
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	13
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	14
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	15
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	16