Form 10-Q/A
period 2005-06-30
FIRST FRANKLIN FINANCIAL CORP
filed 2005-10-06
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

------------------------------

FORM 10-Q/A Amendment No. 1

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


ATI-2194422v1

EXPLANATORY NOTE

1st Franklin Financial Corporation (the "Company") is filing this amendment to its quarterly report on Form 10-Q, originally filed with the Securities and Exchange Commission on August 15, 2005 (the "Quarterly Report"), solely to include certain information inadvertently omitted from Item 4 thereof.  In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the "Act"), the complete text of Item 4, as so amended, is set forth below.  In addition and pursuant to Rule 12b-15 of the Act, the Company is filing herewith certain currently dated certifications.  No other information contained in the Quarterly Report is being amended hereby.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ATI-2194422v1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Ben F. Cheek, III
Chairman and Chief Executive Officer

/s/ A. Roger Guimond
Executive Vice President and Chief Financial Officer

Date: October 5, 2005


ATI-2194422v1

1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

31.1 31.2 32.1 32.2

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

4 5 6 7


ATI-2194422v1