Form 10-Q
period 2005-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 2005-11-14
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

------------------------------

Commission File Number 2-27985

------------------------------

1st Franklin Financial Corporation

A Georgia Corporation I.R.S. Employer No. 58-0521233

213 East Tugalo Street
Post Office Box 880
Toccoa, Georgia 30577
(706) 886-7571

------------------------------

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and  (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at October 31, 2005
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The information required hereunder is incorporated by reference to the information contained under the following captions in the Company's Quarterly Report to Investors as of and for the Nine  Months Ended September 30, 2005.  See Exhibit 19.

Unaudited Consolidated Statements of Financial Position:
September 30, 2005 and December 31, 2004

Unaudited Consolidated Statements of Income and Retained Earnings:
Three and Nine Months Ended September 30, 2005 and September 30, 2004

Unaudited Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2005 and September 30, 2004

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is incorporated by reference to the information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2005.  See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is incorporated by reference to the information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk" in the Company's Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2005.  See Exhibit 19.

ITEM 4.	Controls And Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2005.

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

Date: November 14, 2005


1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Nine Months

Ended September 30, 2005

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

5 23 24 25 26
