Form 10-K
period 2005-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2006-03-24
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2005

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   X    No  __

(Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

                  Large Accelerated Filer  __    Accelerated Filer  __   Non Accelerated Filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2006
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1. BUSINESS:

The Company, Page 1; Business, Pages 4-11; Report of Independent Registered Public Accounting Firm, Page 21; and the Consolidated Financial Statements and Notes thereto, Pages 22-40, of Company’s Annual Report to security holders for the fiscal year ended December 31, 2005 (the “Annual Report”) are incorporated herein by reference.

Item 1A. RISK FACTORS:

The risks described below set forth known material risks to a potential investor in 1st Franklin.  A potential investor should carefully consider the risks described below, as well as the other risks and information disclosed from time to time by 1st Franklin before deciding whether to invest in the Company.  If any of the situations described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In any of these events, an investor may lose part or all of your investment.

Because we require a substantial amount of cash to service our debt, we may not be able to pay all of the obligations under our indebtedness.

To service our indebtedness, we require a significant amount of cash.  Our ability to generate cash depends on many factors, including our successful financial and operating performance.  We cannot assure you that our business strategy will continue to succeed or that we will achieve our anticipated financial results.

If we do not achieve our anticipated results, we may not be able to generate sufficient cash flow from operations or to obtain sufficient funding to satisfy all of our obligations.  The failure to do this would result in a material adverse affect on our business.

Because we depend on liquidity to operate our business, a decrease in the sale of our debt securities or an increase in requests for their redemption may make it more difficult for us to pay our obligations in a timely manner.

Our liquidity depends on, and we fund our operations through, the sale of our debt securities, the continued availability of unused borrowings under our credit agreement and the collection of our receivables.  Numerous existing investment alternatives have resulted in investors evaluating more critically their investment opportunities.  We cannot assure you that our debt securities will offer interest rates and redemption terms which will generate sufficient sales to meet our liquidity requirements.

As described more fully elsewhere in this Annual Report, our senior demand notes can be redeemed at any time without penalty.  Our variable rate subordinated debentures are subject to redemption at the end of any interest adjustment period prior to their maturity at the option of the Debenture holder and may be requested to be redeemed during an interest adjustment period, although we are not obligated to accept requests for redemption of Debentures during any interest adjustment period, and any of those requests are subject to one-half the interest earned since the most recent interest adjustment date, if applicable, or the purchase date.  It is possible that a significant number of redemption requests could adversely affect our liquidity.

In either event, our reduced liquidity could negatively impact our ability to pay the principal and interest on any of our outstanding debt securities when due.

All of our offers and sales of securities must comply with applicable securities laws, or we could be liable for damages, which could impact our ability to make payments on our outstanding debt securities.

Offers and sales of all of our securities must comply with all applicable federal and state securities laws, including Section 5 of the Securities Act of 1933.  If any of our offers, including those made pursuant to newspaper or radio advertisements, or sales are found not to be in compliance with any of these laws, we could be liable to certain purchasers of the security, could be required to repurchase the security, or could be liable for damages or other penalties.  If we are required to repurchase any of our securities other than in the ordinary course of our business as a result of any such violation, or otherwise are found to be liable for any damages or penalties as a result of any such violation, our financial condition could be materially adversely affected.  Any such adverse affect on our financial condition could materially impair our ability to pay principal and interest on our outstanding debt securities.

We depend on funds from our credit facility to meet our obligations and fund a portion of our general operations.  If we are unable to continue to borrow under this credit facility, we may not be able to pay our obligations.

We rely on borrowings under our credit facility to meet the redemption requests of our security holders and our other liquidity and operating requirements.  Our credit facility provides for maximum borrowings of $30.0 million or 70% of our net finance receivables, whichever is less.  The credit facility has a commitment termination date of September 25 in any year in which written notice of termination is given by the bank. If written notice of termination is given under the credit facility, the outstanding balance of the loans must be paid in full three years after the commitment termination date. The bank also may terminate the credit facility if we violate any of the financial ratio requirements or covenants contained in the credit agreement, or in September of any calendar year if our financial condition becomes unsatisfactory to the bank, according to standards contained in the credit agreement. If we lose our ability to borrow money under the credit facility or if the credit facility is terminated, we may not be able to make payments on our outstanding debt securities.

Because our liquidity also depends on receivables collections, if our collections are reduced, it may make it more difficult for us to pay our obligations.

Our liquidity is also dependent on, among other things, the collection of our receivables.  Delinquencies in our consumer finance receivables are likely to be affected by worsening general economic conditions and, because we mainly make loans to individuals who depend on their earnings to make repayments, are often dependent upon the continued employment of those people.  If general economic conditions worsen, or we are otherwise unable to collect on our receivables, we may not be able to make payments on our outstanding obligations.

An increase in the interest we pay on our debt and borrowings can materially and adversely affect our net interest margin.

Net interest margin represents the difference between the amount that we earn on loans and investments and the amount that we pay on debt securities and other borrowings.  The loans we make in the ordinary course of our business are subject to the interest rate and regulatory provisions of each applicable state's lending laws and are sometimes made at fixed rates which are not adjustable during the term of the loan. Since some loans are made at fixed interest rates and are made using the proceeds from the sale of our fixed and variable rate securities (including the Debentures), we may experience a decrease in our net interest margin because increased interest costs cannot be passed on to all of our loan customers.  A reduction in our net interest margin could adversely affect our ability to make payments on our outstanding debt securities.

Neither the Company nor any of its debt securities are or will be rated by any nationally recognized statistical rating agency, and this may increase the risk of your investment.

Neither 1st Franklin nor any of its debt securities are, or are expected to be, rated by any nationally recognized statistical rating organization.  Typically, credit ratings assigned by such organizations are based upon an assessment of a company’s creditworthiness and are a measure used in establishing the interest rate that a company offers on debt securities it issues.  Without any such rating, it is possible that fluctuations in general economic, or industry specific, business conditions, changes in results of operations, or other factors that affect the creditworthiness of a debt issuer may not be fully reflected in the interest rate on any outstanding indebtedness of that issuer.  Investors in the Company’s securities must depend solely on the creditworthiness of 1st Franklin for the payment of principal and interest on those securities.  In the absence of any third party credit rating, it is possible that the interest rates offered by the Company on its debt securities may not represent the credit risk that an investor assumes in purchasing any of these securities.

Consumer finance companies such as the Company are subject to an increasing number of laws and government regulations, and if we fail to comply with these laws or regulations, our business may suffer and our ability to pay our obligations may be impaired.

Our operations are subject to increasing focus by federal, state and local government authorities and state attorneys general and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on certain lending practices by companies in the consumer finance industry, sometimes referred to as "predatory lending" practices.  These requirements and restrictions, among other things:

•

require that we obtain and maintain certain licenses and qualifications;

•

limit the interest rates, fees and other charges that we are allowed to charge;

•

require specified disclosures to borrowers;

•

limit or prescribe other terms of our loans;

•

govern the sale and terms of insurance products that we offer and the insurers for which we act as agent; and

•

define our rights to repossess and sell collateral.

In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the loans we make.  Although we believe that we are in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance that a change in any of those laws, or in their interpretation, will not make our compliance therewith more difficult or expensive, restrict our ability to originate loans, further limit or restrict the amount of interest and other charges we earn under such loans, or otherwise adversely affect our financial condition or business operations.  The burdens of complying with these laws and regulations, and the possible sanctions if we do not so comply, are significant, and may result in a downturn in our business or our inability to carry on our business in a manner similar to how we currently operate.

If we experience unfavorable litigation results, our ability to pay our obligations may be impaired.

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties.  The damages and penalties claimed by consumers and others can be substantial.  The relief requested by the plaintiffs varies but generally includes requests for compensatory, statutory and punitive damages.  Unfavorable outcomes in any of our current or future litigation proceedings could materially and adversely affect our results of operations, financial condition and cash flows and our ability to make payments on our outstanding obligations.

While we intend to vigorously defend ourselves against any of these proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes which, in turn, could affect our ability to make payments on, or repay, our outstanding obligations.

We are spending significant time and expense in order to comply with various provisions of the Sarbanes-Oxley Act, and this may reduce the resources we have available to focus on our core business.

In order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, we are in the process of, among other things, evaluating our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls systems.  We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404.  The processes involved in testing and maintaining internal controls also involves significant costs and can divert our management's attention from other matters that are important to our business.  Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions.  Either of these, or any other failures to comply with the various requirements of the Sarbanes-Oxley Act, may require significant management time and expenses, and divert attention or resources away from our core business.

Item 1B. UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2. PROPERTIES:

Paragraph 1 of The Company, Page 1; paragraphs 1 and 2 of Footnote 7 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 34; and map of branch offices, page 44 of the Annual Report are incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS:

1st Franklin Financial Corporation v. Locke D. Barkley, in her capacity as Standing Trustee of the Chapter 13 Estate of Eugene and Arleen Anthony, et al., In the United States Bankruptcy Court for the Northern District of Mississippi, Adversary Proceeding Nos., 02-01105,et al.

Locke D. Barkley (the "Trustee"), Bankruptcy Court Trustee for the Northern District of Mississippi, filed applications to employ attorneys to sue the Company in March 2002, and those applications were granted by the United States Bankruptcy Court for the Northern District of Mississippi (the “Northern District Court”).  The Company then filed its own complaint against Locke D. Barkley in May 2002 seeking to bar her from bringing suit on behalf of debtors of the Company. The Company's complaint was based on certain bankruptcy-related defenses and contained requests for arbitration with respect to the Trustee's allegations.  In May 2004, the Northern District Court ruled against the Company on the claims of its bankruptcy-related defenses.  The Company filed a motion for summary judgment regarding arbitration and, on December 6, 2005, the Northern District Court granted the Company's motion and ordered the Trustee to arbitrate the claims of the debtors.

1st Franklin Financial Corporation v. Harold J. Barkley, Jr., in his capacity as Standing Trustee of the Chapter 13 Estate of Susan Ann Bozeman, et al., in the United States Bankruptcy Court for the Southern District of Mississippi, Adversary Proceeding Nos., 02-000101, et al.

The Company filed a complaint against Harold J. Barkley, Jr., ("Trustee") Bankruptcy Court Trustee for the Southern District of Mississippi, in May 2002 seeking to bar him from bringing suit on behalf of debtors of the Company. The Company's complaint was based on bankruptcy related defenses and also contained requests for arbitration with respect to the Trustee's allegations.  The Company has filed a motion for summary judgment regarding arbitration, and the Court has not yet ruled on this motion.  Management believes that it is too early to assess the Company’s potential liability in connection with any of these proceedings.  The Company is diligently contesting and defending the claim in this and the prior proceedings.

Harold J. and Locke D. Barkley, in their respective capacities as Standing Chapter 13 Trustees of various debtor bankruptcy estates v. 1st Franklin Financial Corporation, et al., In the Circuit Court of Copiah County, Mississippi, Civil Action No., 04-134

On February 13, 2004, various debtors that the Company had filed suit against in the Northern and Southern District Bankruptcy Court cases discussed above sued the Company and two current and former employees.  The lawsuit alleges various claims relating to the Company's credit insurance and loan practices in Mississippi, and requests actual and compensatory damages, punitive damages, disgorgement of insurance premiums, and attorney's fees.

The claims of a number of the plaintiffs/debtors have been compelled to arbitration by the Northern District Bankruptcy Court as discussed above.  The claims of other remaining plaintiffs/debtors are subject to the Company's pending Motion for Summary Judgment regarding arbitration in the Southern District Bankruptcy Court as described above.

As to the merits of the Trustees' complaint, the Company believes that it is too early to assess its potential liability in connection with this suit and intends to diligently contest and defend the complaint.

Harold J. and Locke D. Barkley, in their capacities as Standing Chapter 13 Trustees of various debtor bankruptcy estates v. 1st Franklin Financial Corporation, et al., in the Circuit Court of Holmes County, Mississippi, Civil Action No. 04-263

On February 17, 2004, various debtors that the Company had filed suit against in the Northern and Southern Bankruptcy Court cases discussed above sued the Company and approximately 20 current and former employees.  The lawsuit alleges various claims relating to the Company's credit insurance and loan practices in Mississippi, and requests actual and compensatory damages, punitive damages, disgorgement of insurance premiums, and attorney's fees.

The claims of a number of the plaintiffs/debtors have been compelled to arbitration by the Northern District Bankruptcy Court as discussed above.  The claims of other remaining plaintiffs/debtors are subject to the Company's pending Motion for Summary Judgment regarding arbitration in the Southern District Bankruptcy Court.

As to the merits of the Trustees' complaint, the Company believes that it is too early to assess its potential liability in connection with this suit and intends to diligently contest and defend the complaint.

From time to time, the Company is involved in various other claims and lawsuits incidental to its business.  In the opinion of Management based on currently available facts, the ultimate resolution of such claims and lawsuits is not expected to have a material effect on the Company's financial position, liquidity, or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Source of Funds, Page 11 of the Annual Report is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA:

Selected Consolidated Financial Information, Page 3 of the Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pages 12-19 of the Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk sub-heading, Page 16 of the Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Report of Independent Registered Public Accounting Firm and the Company’s Consolidated Financial Statements and Notes thereto, Pages 21-44 of the Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

Item 9A. CONTROLS AND PROCEDURES:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION:

None.

------------
Forward Looking Statements:

Certain statements contained or incorporated by reference herein under the captions “Risk Factors”,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and elsewhere in this Annual Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those set out under the caption “Risk Factors”, the ability to manage cash flow and working capital, the accuracy of Management’s estimates and judgments, adverse economic conditions including the interest rate environment, unfavorable outcome of litigation, federal and state regulatory changes and other factors referenced elsewhere herein or incorporated herein by reference.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	69	1967	Chairman of Board / Chief Executive Officer

Ben F. Cheek, IV (3)(4)(5)	44	2001	Vice Chairman

A. Roger Guimond (3)(5)	51	2004	Executive Vice President / Chief Financial Officer

John G. Sample, Jr. (1)(2)(5)	49	2004	None

C. Dean Scarborough (1)(2)(5)	51	2004	None

Jack D. Stovall (1)(2)(5)	69	1983	None

Robert E. Thompson (1)(2)(5)	73	1970	None

Keith D. Watson (1)(2)(5)	48	2004	None

(1)	Member of Audit Committee.

(2)

Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, since 2002.  Prior thereto, he was a partner with Arthur Andersen LLP since 1990.   Mr. Scarborough is co-owner of Scarborough’s Men’s Store.  Mr. Stovall is President of Stovall Building Supplies, Inc., a building materials supplier.  Dr. Thompson is a retired physician.  Mr. Watson is Vice President and Corporate Secretary of Bowen & Watson, Inc., a general contracting company,  Messrs. Scarborough, Stovall and Watson have been in their respective positions of employment, and Dr. Thompson has been retired, for more than five years.

(3)	Reference is made to “Executive Officers” for a discussion of business experience.

(4)	Son of Ben F. Cheek, III.

(5)	The term of each director will expire when a successor to such director is elected and qualified.

There was no, nor is there presently any, arrangement or understanding between any director and any other person (except directors and officers of the registrant acting solely in their capacities as such) pursuant to which the director was selected.

The Audit Committee is composed of Messrs. Sample, Scarborough, Stovall and Watson and Dr. Thompson.  Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, the Board of Directors has determined that Mr. Sample is “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. (“NASDAQ”) Marketplace Rules) and is an “audit committee financial expert” as defined by the SEC in Rule 401(h) of Regulation S-K.  In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 401(h) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members of the Board of Directors.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationship	Business Experience

Ben F. Cheek, III, 69 Chairman of Board and Chief Executive Officer	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 44 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 42 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.

A. Roger Guimond, 51 Executive Vice President, Chief Financial Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

A. Jarrell Coffee, 62 Executive Vice President and Chief Operating Officer No Family Relationship

Joined the Company in 1973, became Supervisor in 1975, Division Area Vice President in 1976, Vice President in 1989 and Executive Vice President and Chief Operating Officer in 2001.  Expected to retire in June 2006.

Phoebe J. Martin, 64 Former Executive Vice President - Human Resources No Family Relationship

Joined the Company in 1983 as Account Executive in Investment Center. Became Personnel & Marketing Director in 1986.  In 2001, was named Executive Vice President - Human Resources. Retired effective December 31, 2005.

Name, Age, Position(s)
and Family Relationship	Business Experience

C. Michael Haynie, 51 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 47 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Lynn E. Cox, 48 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

The term of office of each Executive Officer expires when a successor is elected and qualified.  There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers of the registrant acting solely in their capacities as such) pursuant to which the officer was selected.

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as to its Directors and other employees.  A copy of this code of ethics is publicly available on the Company’s website at:   http//www.1ffc.com.  If we make any amendment to this code of ethics, other than a technical, administrative, or non-substantive amendment, or we grant any waiver from a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, we will disclose the nature of the amendment or waiver on our website.  Also, we may elect to disclose the amendments or waiver in a report on Form 8-K filed with the SEC.

Item 11. EXECUTIVE COMPENSATION:

(b) Summary Compensation Table:

Name				Other	All
And				Annual	Other
Principal		Salary	Bonus	Compensation	Compensation
Position	Year	$	$	$ *	$ **

Ben F. Cheek, III	2005	$240,000	$ 9,600	$11,783	$ 33,157
Chairman and	2004	$240,000	$ 9,600	$10,604	$ 30,584
CEO	2003	$240,000	$ 9,600	$9,552	$ 48,692

Ben F. Cheek, IV	2005	$131,000	$ 52,973	$16,661	$ 6,624
Vice Chairman	2004	$119,333	$ 82,473	$3,431	$ 8,222
	2003	$111,000	$ 57,408	$4,694	$ 9,481

Virginia C. Herring	2005	$131,000	$ 52,973	$3,409	$ 6,624
President	2004	$119,333	$ 82,473	$2,400	$ 8,222
	2003	$111,000	$ 57,314	$2,400	$ 9,473

A. Roger Guimond	2005	$250,966	$188,135	$16,359	$ 20,368
Executive Vice President	2004	$237,462	$158,618	$2,400	$ 21,598
and CFO	2003	$213,028	$133,989	$2,400	$ 20,064

A. Jarrell Coffee	2005	$293,016	$180,497	$4,003	$ 29,179
Executive Vice President	2004	$281,293	$200,598	$3,810	$ 30,694
and COO	2003	$270,494	$149,499	$3,786	$ 31,947

* For Messrs. Cheek, IV and Guimond, 2005 includes amounts paid for service as a director of the Company.

** Represents Company contributions to Company-sponsored retirement plans. For 2003, also includes $1,081 in deemed compensation to Mr. Cheek, III from Company-paid insurance premiums.

(g) Compensation of Directors:

All directors of the Company, whether or not executive officers, are entitled to receive $12,000 per year for service as a member of the Board of Directors.  Mr. Cheek, III has elected to waive any fees otherwise due to him for his service as a director.

(j),(k) Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions; Board Compensation Committee Report on Executive Compensation:

Compensation Committee Interlocks and Insider Participation

The Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The Company is a family owned business with Ben F. Cheek, III being the majority shareholder.  The executive management team (the “EMT”) of the Company establishes the bases for all executive compensation, which compensation is approved by Mr. Cheek, III. The executive officers comprising the EMT are:  Messrs. Cheek, III, Cheek, IV, Guimond, Coffee, Haynie, and Mr. J. Michael Culpepper, and Ms. Herring and Ms. Lovern.  Mr. Coffee is expected to retire from the Company in June 2006, after which time he will no longer participate in compensation decisions.

The Company leases its home office building and print shop for a total of $12,600 per month from Franklin Enterprises, Inc. under leases which expire December 31, 2010.  Franklin Enterprises, Inc. is 66.67% owned by Ben F. Cheek, III, a Director and Executive Officer of the Company.  In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.

The Company leases its Clarkesville, Georgia branch office for a total of $350 per month from Cheek Investments, Inc. under a lease which expires June 30, 2006. Cheek Investments, Inc. is owned by Ben F. Cheek, III.  In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The balance on this commercial loan (including principal and accrued interest) was $2,053,819 at December 31, 2005 and this amount was the maximum amount outstanding during the year.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly is based on the federal mid-term Applicable Federal Rate.  The balance on this loan at December 31, 2005 was $180,510.  This was the maximum loan amount outstanding during the year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

(a) Security Ownership of Certain Beneficial Owners as of December 31, 2005:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities.

Name and Address of		Amount and Nature of	Percent
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
1855 Orchard Drive
Clarkesville, Georgia 30523

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
3946 Beaver Dam Rd.
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
363 Summit Ridge Dr.
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	180 Shares - Direct	10.59%
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management as of December 31, 2005:

Ownership listed below represents ownership in each class of equity securities of the Company, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group:

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
	Non-Voting Common Stock	574 Shares - Direct(1)	.34%

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	75,794 Shares - Indirect	45.04%

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%
	Non-Voting Common Stock	75,795 Shares - Indirect	45.04%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Of Class

A. Jarrell Coffee	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Jack D. Stovall	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Robert E. Thompson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,520 Shares - Direct	89.41%
as a Group	Non-Voting Common Stock	574 Shares - Direct (1)	.34%
(12 persons)	Non-Voting Common Stock	151,589 - Indirect (1)	90.07%

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

Ben F. Cheek, III and Elizabeth Cheek were the original grantors of the six trusts referred to above, which are irrevocable trusts.  Two trusts were established for the benefit of each of Ben F. Cheek, IV, Virginia C. Herring and David W. Cheek, children of Ben F. Cheek, III and Elizabeth Cheek.  The trustees of each of the trusts, who by virtue of dispositive power over the assets thereof, are deemed to be the beneficial owners of shares of the Company’s non-voting common stock contained therein, are the two children named above who are not the named beneficiaries of each of the respective trusts.

(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company leases its home office building and print shop for a total of $12,600 per month from Franklin Enterprises, Inc. under leases which expire December 31, 2010.  Franklin Enterprises, Inc. is 66.67% owned by Ben F. Cheek, III, a Director and Executive Officer of the Company.  In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.

The Company leases its Clarkesville, Georgia branch office for a total of $350 per month from Cheek Investments, Inc. under a lease which expires June 30, 2006. Cheek Investments Inc. is owned by Ben F. Cheek, III.  In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The balance on this commercial loan (including principal and accrued interest) was $2,053,819 at December 31, 2005 and this amount was the maximum amount outstanding during the year.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly is based on the federal mid-term Applicable Federal Rate.  The balance on this loan at December 31, 2005 was $180,510.  This was the maximum loan amount outstanding during the year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2005 and 2004 by Deloitte & Touche LLP in the amounts set out in the following table.  The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2005	2004
Services Provided:
Audit Fees (1)	$ 194,972	$ 168,653
Tax Fees (2)	66,699	67,155
All Other Fees	--	--
Total	$ 261,671	$ 235,808

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and December 31, 2004, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2005 and 2004 fiscal years.

(2)

Fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning.  The services included the preparation of the Company’s and its subsidiaries’ tax returns.

All audit and non-audit services to be performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee. Pursuant to the Audit Committee Pre-Approval Policy (the “Policy”), and as permitted by Securities and Exchange Commission rules, the Audit Committee may delegate pre-approval authority to any of its members, provided that any service approved in this manner is reported to the full Audit Committee at its next meeting.  The Policy provides for a general pre-approval of certain specifically enumerated services that are to be provided within specified fee levels.  With respect to requests to provide services not specifically pre-approved pursuant to the general grant, such requests must be submitted to the Audit Committee by the Company’s independent registered public accounting firm and its Chief Financial Officer and must include a joint statement as to whether, in their view, the request is consistent with Securities and Exchange Commission rules on auditor independence.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements:

Incorporated by reference from the Annual Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2005 and 2004.

Consolidated Statements of Income for the three years ended December 31, 2005.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2005.

Consolidated Statements of Cash Flows for the three years ended December 31, 2005.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2005 and 2004.

Condensed Statements of Income for the three years ended December 31, 2005.

Condensed Statements of Cash Flows for the three years ended December 31, 2005.

(3) Exhibits:

2. (a)

Articles of Merger of 1st Franklin Corporation with and into 1st Franklin Financial Corporation dated December 31, 1994 (incorporated herein by reference to Exhibit 3(2)(a) to Form 10-K for the fiscal year ended December 31, 1994).

3. (a)	Restated Articles of Incorporation as amended January 26, 1996 (incorporated herein by reference to Exhibit 3(3)(a) to Form 10-K for the fiscal year ended December 31, 1995).

(b)	Bylaws (incorporated herein by reference to Exhibit 3(3)(b) to Form 10-K for the fiscal year ended December 31, 1995).

4. (a)

Indenture dated October 31, 1984, between the Company and The First National Bank of Gainesville, Trustee (incorporated by reference to Exhibit 4(a) to the Company’s Amendment No. 1 dated April 24, 1998 to the Registration Statement on Form S-2, File No. 333-47515).

(b)

Form of Series 1 Variable Rate Subordinated Debenture (incorporated by reference to Exhibit 4(b) to Amendment No. 3 to the Registration Statement on Form S-2 dated November 14, 2005, File No. 333-126589).

(c)

Agreement of Resignation, Appointment and Acceptance dated as of May 28, 1993 between the Company, The First National Bank of Gainesville, and Columbus Bank and Trust Company (incorporated by reference to Exhibit 4(c) to the Company’s Post-Effective Amendment No. 1 dated June 8, 1993 to the Registration Statement on Form S-2, File No. 33-49151).

(d)

Modification of Indenture, dated March 30, 1995, by and among Columbus Bank and Trust Company, Synovus Trust Company and the Company (incorporated by reference to Exhibit 4(b) to the Company’s Form 10-K for the year ended December 31, 1994).

(e)

Second Modification of Indenture dated December 2, 2004 by and among Synovus Trust Company and the Company (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-2 dated July 14, 2005, File No. 333-126589).

9.	Not applicable

10.	(a)

Credit Agreement dated May 1993, between the Company and SouthTrust Bank of Georgia, N.A.  (incorporated herein by reference to Exhibit 10(a) to the Form 10-K for the fiscal year ended December 31, 1993).

(b)

Credit Agreement dated September 25, 2001, between the Company and SouthTrust Bank of Georgia, N.A.  (incorporated herein by reference to Exhibit 10 from Form 10-Q for the quarter ended September 30, 2001).

(c)

First Amendment to Loan Agreement and Line of Credit Promissory Note dated September 25, 2002, between the Company and SouthTrust Bank of Georgia, N.A.  (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002).

(d)

Loan Documents Modification Agreement dated September 25, 2003, between the Company and SouthTrust Bank of Georgia, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003).

(e)

Loan Documents Modification Agreement dated September 24, 2004, between the Company and SouthTrust Bank of Georgia, N.A. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004).

(f)

Amended and Restated Line of Credit Promissory Note dated September 24, 2004, between the Company and SouthTrust Bank of Georgia, N.A. (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004).

(g)

Loan Documents Modification Agreement, dated as of September 23, 2005, by and among the Company, Wachovia Bank, National Association and Franklin Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 9, 2005).

	(h)	Form of the Company’s 2006 Executive Bonus Plan. *

	(i)	Director Compensation Summary Term Sheet. *

11.	Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Annual Report, incorporated by reference herein.

	12.	Ratio of Earnings to Fixed Charges.

	13.	The Annual Report.

	15.	Financial Statement Schedules.

	18.	Not applicable.

	19	Not applicable.

	21.	Subsidiaries of the Company.

	22.	Not applicable.

	23.	Consent of Independent Registered Public Accounting Firm.

	24.	Not applicable.

	27.	Not applicable.

	28.	Not applicable.

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(b)	See “Index to Exhibits”.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 22, 2006	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 22, 2006
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 22, 2006

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 22, 2006

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 22, 2006
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample,. Jr.
(John G. Sample, Jr.)	Director	March 22, 2006

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 22, 2006

/s/ Jack D. Stovall
(Jack D. Stovall)	Director	March 22, 2006

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 22, 2006

/S/ Keith D. Watson
(Keith D. Watson)	Director	March 22, 2006

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

(a)

Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(b), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2005, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(h)	Form of the Company’s 2006 Executive Bonus Plan	26
10(i)	Director Compensation Summary Term Sheet	28
12	Ratio of Earnings to Fixed Charges	29
13	The Company’s Annual Report to security holders for the fiscal year ended December 31, 2005	30
15	Financial Statement Schedule	75
21	Subsidiaries of Registrant	80
23	Consent of Independent Registered Public Accounting Firm	81
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	82
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	83
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	84
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	85