Form 10-Q
period 2006-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 2006-05-15
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

------------------------------

Commission File Number 2-27985

------------------------------

1st Franklin Financial Corporation

A Georgia Corporation I.R.S. Employer No. 58-0521233

213 East Tugalo Street
Post Office Box 880
Toccoa, Georgia 30577
(706) 886-7571

------------------------------

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and  (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one)  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer   X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at May 12, 2006
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The information required hereunder is incorporated by reference to the information contained under the following captions in the Company's Quarterly Report to Investors as of and for the Three Months Ended March 31, 2006.  See Exhibit 19.

Unaudited Consolidated Statements of Financial Position:
March 31, 2006 and December 31, 2005

Unaudited Consolidated Statements of Income and Retained Earnings:
Quarter Months Ended March 31, 2006 and March 31, 2005

Unaudited Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2006 and March 31, 2005

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is incorporated by reference to the information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the Three Months Ended March 31, 2006.  See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is incorporated by reference to the information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk" in the Company's Quarterly Report to Investors as of and for the Three Months Ended March 31, 2006.  See Exhibit 19.

ITEM 4.	Controls And Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.  No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings:

From time to time, the Company is involved in various claims and lawsuits incidental to its business.  In the opinion of Management, it is too early to assess the potential liability in connection with any known claims or suits or whether the ultimate resolution of any such claims or suits could be expected to have a material effect on the Company’s financial position, liquidity or results of operations.

ITEM 6.	Exhibits:

	(a)	Exhibits:

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Three Months Ended March 31, 2006.

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

Date: May 12, 2006


1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Three Months

Ended March 31, 2006

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

5 22 23 24 25
