Form 10-Q
period 2006-09-30
FIRST FRANKLIN FINANCIAL CORP
filed 2006-11-13
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Class Outstanding at October 31, 2006
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The information required hereunder is incorporated by reference to the information contained under the following captions in the Company's Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2006.  See Exhibit 19.

Unaudited Consolidated Statements of Financial Position:
September 30, 2006 and December 31, 2005

Unaudited Consolidated Statements of Income and Retained Earnings:
Three and Nine Months Ended September 30, 2006 and September 30, 2005

Unaudited Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2006 and September 30, 2005

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is incorporated by reference to the information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2006.  See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is incorporated by reference to the information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk" in the Company's Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2006.  See Exhibit 19.

ITEM 4.	Controls And Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.  No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings:

1st Franklin Financial Corporation v. Harold J. Barkley, Jr., in his capacity as Standing Trustee of the Chapter 13 Estate of Susan Ann Bozeman, et al., In the United States Bankruptcy Court for the Southern District of Mississippi, Adversary Proceeding Nos., 02-000101, et al.

The Trustee for the Southern District of Mississippi (the “Trustee”), filed applications on behalf of certain debtors to employ attorneys to sue 1st Franklin, and those applications were granted.  The Company subsequently filed a complaint against the Trustee in May 2002 seeking to bar him from bringing suit.  The Company’s complaint was based on bankruptcy related defenses and also contained requests for arbitration with respect to the Trustee’s allegations.  The Company filed a motion for summary judgment regarding arbitration.

At the request of the Court, and with the approval of the claimants, the Company has submitted orders to the Court to compel all of the remaining claims hereunder to arbitration.  The Company cannot predict whether any such claimants will commence arbitration proceedings and, if they do, what amounts the Company may be liable to pay, although the Company does not believe any such amounts would be, individually or in the aggregate, material.

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


ITEM 6.	Exhibits:

	(a)	Exhibits:

10 19 31.1 31.2 32.1 32.2

Letter Agreement, dated as of September 18, 2006, between the Company and Wachovia Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 19, 2006).

Quarterly Report to Investors as of and for the Nine Months Ended September 30, 2006.

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

Date: November 13, 2006


1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Nine Months

Ended September 30, 2006

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
