Form 10-K
period 2006-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2007-03-16
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2007
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2006 are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1. BUSINESS:

The Company, Page 1; Business, Pages 5-12; Report of Independent Registered Public Accounting Firm, Page 21; and the Consolidated Financial Statements and Notes thereto, Pages 22-40, of Company’s Annual Report to security holders for the fiscal year ended December 31, 2006 (the “Annual Report”) are incorporated herein by reference.

Item 1A. RISK FACTORS:

The risk factors set out below describe the known material risks to a potential investment in 1st Franklin.  A potential investor should carefully consider the risks described below, as well as the other risks and information disclosed from time to time by 1st Franklin, before deciding whether to invest in the Company.  Additional risks and uncertainties not presently known to us or that we currently do not consider to be material could also adversely affect us. If any of the situations described in the following risk factors actually occur, our business, financial condition or results of operations could be materially adversely affected.  In any of these events, an investor may lose part or all of your investment.

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

We rely on borrowings under our revolving credit facility (the “Revolver”) to meet the redemption requests of our security holders and our other liquidity and operating requirements.  Under the Revolver, we may borrow or re-borrow up to the lesser of the Borrowing Base (as defined) and $50.0 million.  Amounts outstanding under the Revolver must be repaid, and the Revolver terminates, on December 15, 2009, unless an event of default occurs, in which case the lenders may declare all outstanding amounts due and payable at that time. If we lose our ability to borrow money under the Revolver or if the Revolver is terminated, we may not be able to make payments on our outstanding debt securities.

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

Net interest margin represents the difference between the amount that we earn on loans and investments and the amount that we pay on debt securities and other borrowings.  The loans we make in the ordinary course of our business are subject to the interest rate and regulatory provisions of each applicable state's lending laws and are sometimes made at fixed rates which are not adjustable during the term of the loan. Since some loans are made at fixed interest rates and are made using the proceeds from the sale of our fixed and variable rate securities, we may experience a decrease in our net interest margin because increased interest costs cannot be passed on to all of our loan customers.  A reduction in our net interest margin could adversely affect our ability to make payments on our outstanding debt securities.

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

We are continuing to devote resources to comply with various provisions of the Sarbanes-Oxley Act, and this may reduce the resources we have available to focus on our core business.

In order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, we are in the process of, among other things, evaluating our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls systems.  We continue to evaluate our internal controls and business processes which will be required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404.  The processes involved in testing and maintaining internal controls also involve significant costs and can divert our management's attention from other matters that are important to our business.  Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions.  Either of these, or any other failures to comply with the various requirements of the Sarbanes-Oxley Act, may require significant management time and expenses, and divert attention or resources away from our core business.

Item 1B. UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2. PROPERTIES:

Paragraph 1 of The Company, Page 1; paragraphs 1 and 2 of Footnote 7 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 35; and map of branch offices, page 44 of the Annual Report are incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS:

1st Franklin Financial Corporation v. Locke D. Barkley, in her capacity as Standing Trustee of the Chapter 13 Estate of Eugene and Arleen Anthony, et al.(the “Trustee”), in the United States Bankruptcy Court for the Northern District of Mississippi (the “Northern District Court”), Adversary Proceeding Nos., 02-01105,et al.

The Trustee filed applications to employ attorneys to sue the Company in March 2002, and those applications were granted by the United States Bankruptcy Court for the Northern District of Mississippi.  The Company then filed its own complaint against Locke D. Barkley in May 2002 seeking to bar her from bringing suit on behalf of debtors of the Company. The Company's complaint was based on certain bankruptcy-related defenses and contained requests for arbitration with respect to the Trustee's allegations.  In May 2004, the Northern District Court ruled against the Company on the claims of its bankruptcy-related defenses.  The Company filed a motion for summary judgment regarding arbitration and, on December 6, 2005, the Northern District Court granted the Company's motion and ordered the Trustee to arbitrate the claims of the debtors.

Through the period ended December 2006, and subject to the prior order of the Northern District Court, the Court dismissed all the prior on-going adversary proceedings as an administrative matter to close the cases on the Northern District Court’s docket.

To date, no demands for arbitration have been filed.  The Company cannot predict whether any such claimants will commence arbitration proceedings and, if they do, what amounts the Company may be liable to pay, although the Company does not believe any such amounts would be, individually or in the aggregate, material.

1st Franklin Financial Corporation v. Harold J. Barkley, Jr., in his capacity as Standing Trustee of the Chapter 13 Estate of Susan Ann Bozeman, et al.(the “Trustee”), in the United States Bankruptcy Court for the Southern District of Mississippi (the “Southern District Court”), Adversary Proceeding Nos., 02-000101, et al.

The Company filed a complaint against the Trustee in May 2002 seeking to bar him from bringing suit on behalf of debtors of the Company. The Company's complaint was based on bankruptcy related defenses and also contained requests for arbitration with respect to the Trustee's allegations.

Through December 2006, the Southern District Court had dismissed the claims of certain of the debtors and compelled the claims of the remaining debtors to arbitration.

To date, no demands for arbitration have been filed.  The Company cannot predict whether any such claimants will commence arbitration proceedings and, if they do, what amounts the Company may be liable to pay, although the Company does not believe any such amounts would be, individually or in the aggregate, material.

Harold J. and Locke D. Barkley, in their respective capacities as Standing Chapter 13 Trustees of various debtor bankruptcy estates v. 1st Franklin Financial Corporation, et al., in the Circuit Court of Copiah County, Mississippi, Civil Action No., 04-134.

On February 13, 2004, various debtors that the Company had filed suit against in the Northern and Southern District Court cases discussed above sued the Company and two current and former employees.  The suit includes various allegations relating to the Company's credit insurance and loan practices in Mississippi, and requests actual and compensatory damages, punitive damages, disgorgement of insurance premiums and attorney's fees.

On November 10, 2006, the Circuit Court dismissed all of the plaintiffs’ claims without prejudice, subject to their rights to pursue those claims in arbitration, as ordered by the Northern District Court and Southern District Court in the actions described above.  To date, no demands for arbitration have been filed.  The Company cannot predict whether any such claimants will commence arbitration proceedings and, if they do, what amounts the Company may be liable to pay, although the Company does not believe any such amounts would be, individually or in the aggregate, material.

Harold J. and Locke D. Barkley, in their capacities as Standing Chapter 13 Trustees of various debtor bankruptcy estates v. 1st Franklin Financial Corporation, et al., in the Circuit Court of Holmes County, Mississippi, Civil Action No. 04-263

On February 17, 2004, various debtors that the Company had filed suit against in the Northern and Southern Bankruptcy Court cases discussed above sued the Company and approximately 20 current and former employees.  The suit includes various allegations relating to the Company's credit insurance and loan practices in Mississippi, and requests actual and compensatory damages, punitive damages, disgorgement of insurance premiums and attorney's fees.

On November 9, 2006, the Circuit Court dismissed all of the plaintiffs’ claims without prejudice, subject to their rights to pursue those claims in arbitration, as ordered by the Northern District Court and Southern District Court in the actions described above.  To date, no demands for arbitration have been filed.  The Company cannot predict whether any such claimants will commence arbitration proceedings and, if they do, what amounts the Company may be liable to pay, although the Company does not believe any such amounts would be, individually or in the aggregate, material.

From time to time, the Company is involved in various other claims and lawsuits incidental to its business.  In the opinion of Management based on currently available facts, the ultimate resolution of such claims and lawsuits is not expected to have a material effect on the Company's financial position, liquidity, or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Source of Funds, Page 12 of the Annual Report is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA:

Selected Consolidated Financial Information, Page 4 of the Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pages 13-20 of the Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk sub-heading, Page 17 of the Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Report of Independent Registered Public Accounting Firm and the Company’s Consolidated Financial Statements and Notes thereto, Pages 21-40 of the Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

Item 9A. CONTROLS AND PROCEDURES:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION:

None.

------------
Forward Looking Statements:

Certain statements contained or incorporated by reference herein under the captions “Risk Factors”,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and elsewhere in this Annual Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those set out under the caption “Risk Factors”, the ability to manage cash flow and working capital, the accuracy of Management’s estimates and judgments, adverse economic conditions including the interest rate environment, unfavorable outcomes of litigation, federal and state regulatory changes and other factors referenced elsewhere herein or incorporated herein by reference.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	70	1967	Chairman of Board / Chief Executive Officer

Ben F. Cheek, IV (3)(4)(5)	45	2001	Vice Chairman

A. Roger Guimond (3)(5)	52	2004	Executive Vice President / Chief Financial Officer

John G. Sample, Jr. (1)(2)(5)	50	2004	None

C. Dean Scarborough (1)(2)(5)	52	2004	None

Jack D. Stovall (1)(2)(5)	70	1983	None

Robert E. Thompson (1)(2)(5)	74	1970	None

Keith D. Watson (1)(2)(5)	49	2004	None

(1)	Member of Audit Committee.

(2)

Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, since 2002.  Prior thereto, he was a partner with Arthur Andersen LLP since 1990.   For more than five years prior to 2006, Mr. Scarborough was co-owner of Scarborough’s Men’s Store.  He sold his interest in this business in 2006 and now is involved in real estate sales.  Mr. Stovall is President of Stovall Building Supplies, Inc., a building materials supplier.  Dr. Thompson is a retired physician.  Mr. Watson is Vice President and Corporate Secretary of Bowen & Watson, Inc., a general contracting company, Messrs. Stovall and Watson have been in their respective positions of employment, and Dr. Thompson has been retired, for more than five years.

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

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, the Company is in the process of evaluating the independence (as such term is defined in the rules of the SEC and the NASDAQ Marketplace Rules) of its remaining directors.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationship	Business Experience

Ben F. Cheek, III, 70 Chairman of Board and Chief Executive Officer	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 45 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 43 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.

A. Roger Guimond, 52 Executive Vice President, Chief Financial Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

J. Michael Culpepper Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

C. Michael Haynie, 52 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.
Name, Age, Position(s)
and Family Relationship	Business Experience

Karen S. Lovern, 48 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Lynn E. Cox, 49 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

The term of office of each Executive Officer expires when a successor is elected and qualified.  There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers of the registrant acting solely in their capacities as such) pursuant to which the officer was selected.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or any persons performing similar functions, as well as to its Directors and other employees.  A copy of this code of ethics is publicly available on the Company’s website at:   http//www.1ffc.com.  If we make any amendment to this code of ethics, other than a technical, administrative, or non-substantive amendment, or we grant any waiver from a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, we will disclose the nature of the amendment or waiver on our website.  Also, we may elect to disclose the amendments or waiver in a report on Form 8-K filed with the SEC.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overall Philosophy:

The overall objective of the Company is to achieve specific annual and long-term strategic goals while maintaining a healthy financial position.  It is the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the achievement of these goals and is designed to incentivize and to reward the executive officers for their efforts and successes.

Role of Executive Officers in Compensation Decisions:

The Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The Company is a family-owned business with Ben F. Cheek, III, Chairman and Chief Executive Officer, being the majority stockholder. The Executive Management Team (the “EMT”) establishes the bases for all executive officer compensation, which compensation is approved by Mr. Cheek, III.  The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Coffee (until his retirement in June 2006), Haynie and Culpepper, and Ms. Herring and Lovern.

Components of Compensation:

The principal components of the Company’s executive compensation program include base salary, discretionary bonus awards and non-equity incentive plan compensation. The Company also expects that earnings on non-qualified deferred compensation amounts and other compensation, as detailed below, will add to each executive officer’s overall total compensation each year.

Base Salary:

The Company provides executive officers, and other employees, with a base salary to compensate them for services rendered throughout the year.  Salaries for all executive officers are established annually Messrs. Cheek III and Cheek, IV and Ms. Herring, based on the level of each executive officer’s responsibility, tenure with the Company and certain available market data with respect to salaries paid for like positions in comparable companies.  Each executive officer has goals set annually which are reviewed with the officer by the President, Vice Chairman and Chief Executive Officer throughout the year.  A formal individual performance and development review is also held each year with each executive officer and the Ms. Herring and Mr. Cheek, III.  Merit based increases to salaries are based on the assessment of each executive’s performance review.

Bonus Awards:

Bonus amounts paid to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by the Chief Executive Officer.  In November, 2006, the executive officers were paid a holiday bonus of 4% of their respective base salaries. In addition, Mr. Guimond was paid an additional bonus during 2006 as recognition for thirty years of service.

Non-Equity Incentive Compensation:

The Company’s stock is not traded or quoted on any national securities exchange or association, but rather is closely held by the Cheek family.  As a result, the Company does not grant stock or other equity based awards.  In March 2006, the EMT approved the Company’s 2006 Bonus Plan (the “2006 Bonus Plan”).

The 2006 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various corporate goals.    Under the 2006 Bonus Plan, a minimum pre-tax income threshold for the Company was established as a baseline goal to be achieved in order for any payouts to be made under such Plan.  If that threshold was met, payouts under the Plan were based on the number of other strategic goals met by the Company.  For 2006, the EMT established three strategic goals in additional to the minimum pre-tax income goal.  The goals were (i) corporate net receivables growth with corporate delinquency control, (ii) corporate expense / revenue ratio and (iii) corporate return on assets. Bonus payouts under the Plan depended on the number of strategic goals met as follows:

1 Goal Met

Bonus Payout as % of Salary

5% - 35%

2 Goals Met

Bonus Payout as % of Salary

5% - 45%

3 Goals Met

Bonus Payout as % of Salary

5% - 60%

4 Goals Met

Bonus Payout as % of Salary

5% - 75%

The Company met and/or exceeded all of the 2006 goals. Amounts paid varied within each range depending on personal performance milestones that were met as determined by the EMT.  Amounts paid under the 2006 Bonus Plan are included in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

In January 2007, the EMT approved the Company’s 2007 Executive Bonus Plan (the “2007 Bonus Plan”).  The purposes and operation of the 2007 Bonus Plan are similar to those of the 2006 Bonus Plan.

The EMT also established the criteria for determining bonus awards under the 2007 Bonus Plan for the Company’s 2007 fiscal year.  For 2007, the EMT determined that the threshold goal for any payouts under the Plan is the achievement of a minimum amount of pre-tax income by the Company.

If that threshold is met, payouts under the 2007 Bonus Plan will be based on the number of other strategic goals met by the Company.  For 2007, the EMT has identified three strategic goals in addition to the minimum pre-tax income goal.  These are:

1.

Corporate net receivables growth with Corporate delinquency control;

2.

Corporate expense/revenue ratio; and

3.

Corporate return on assets.

Bonus payouts under the 2007 Bonus Plan will vary depending on the number of strategic goals met as follows:

1.  Goal Met

Bonus Payout as % of Salary

5% - 30%

2.  Goals Met

Bonus Payout as % of Salary

5% - 40%

3.  Goals Met

Bonus Payout as % of Salary

5% - 50%

4.  Goals Met

Bonus Payout as % of Salary

5% - 65%

Amounts to be paid may vary within each range depending on personal performance milestones as determined by the EMT.

Compensation Committee Report:

In the absence of a standing compensation committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Management and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Board of Directors:

Ben F. Cheek, III	C. Dean Scarborough
Ben F. Cheek, IV	Jack D. Stovall
A. Roger Guimond	Robert E. Thompson
John G. Sample, Jr.	Keith D. Watson

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Ben F. Cheek, III Chairman and CEO	2006	$ 240,000	$ 9,600	$ -	$ -	$ 13,505	$ 263,105
Ben F. Cheek, IV Vice Chairman	2006	$ 154,000	$ 6,160	$ 84,700	$ -	$ 14,604	$ 259,464
Virginia C. Herring President	2006	$ 154,000	$ 6,160	$ 84,700	$ -	$ 2,953	$ 247,813
A. Roger Guimond Executive Vice President and Chief Financial Officer	2006	$ 263,550	$ 49,254	$ 171,308	$ -	$ 14,400	$ 498,512
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2006	$ 179,650	$ 7,186	$ 116,773	$ -	$ 33,468	$ 337,077
Karen S. Lovern Executive Vice President for Employee Development and Strategic Planning	2006	$ 165,000	$ 6,600	$ 90,750	$ -	$ 5,236	$ 267,586
C. Michael Haynie Executive Vice President of Human Resources	2006	$ 135,958	$ 5,439	$ 81,575	$ -	$ 2,400	$ 225,372
A. Jarrell Coffee Former Executive Vice President and Chief Operating Officer (Retired June 2006)	2006	$ 215,600	$ -	$ 152,390	$ 209,871	$ 17,547	$ 595,408

(1) Consists of a bonus paid at the discretion of the EMT and approved by the Chief Executive Officer. The bonus was equal to 4% of salary. Mr. Guimond was also paid an additional discretionary bonus.
(2) Consists of payouts under the Company’s 2006 Bonus Plan. Amounts were paid in 2007 but deemed earned in 2006 based on the Company’s 2006 performance.
(3) All other compensation for executive officers is detailed as follows:

Name	Year	Personal Use of Company Auto	Travel Allowance	Director Fees	Relocation Reimbursement	Total

Ben F. Cheek, III	2006	$ 11,105	$ 2,400	$ -	$ -	$ 13,505
Ben F. Cheek, IV	2006	$ 204	$ 2,400	$ 12,000	$ -	$ 14,604
Virginia C. Herring	2006	$ 553	$ 2,400	$ -	$ -	$ 2,953
A. Roger Guimond	2006	$ -	$ 2,400	$ 12,000	$ -	$ 14,400
J. Michael Culpepper	2006	$ 324	$ 2,400	$ -	$ 30,744	$ 33,468
Karen S. Lovern	2006	$ 2,836	$ 2,400	$ -	$ -	$ 5,236
C. Michael Haynie	2006	$ -	$ 2,400	$ -	$ -	$ 2,400
A. Jarrell Coffee	2006	$ 16,546	$ 1,000	$ -	$ -	$ 17,546

The value attributable to personal use of Company-provided automobiles (calculated in accordance with Internal Revenue Service guidelines) is included as compensation on the W-2 of executive officers who receive such benefits.  Each such executive officer is responsible for paying income tax on such amount.

Executive officers are provided with a travel allowance to cover certain travel costs on Company business trips when an overnight stay is not required.  The travel allowance is included as compensation on the W-2 of each executive officer and each is responsible for paying income tax on such amount.

Mr. Culpepper was promoted to Executive Vice President and Chief Operating Officer in 2006.  Previously, he was Vice President our Louisiana/Mississippi division and was based in Jackson, Mississippi.  His promotion required him to move to Toccoa, Georgia and the Company reimbursed him for relocation costs.

Compensation Committee Interlocks and Insider Participation

The Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The Company is a family owned business with Ben F. Cheek, III being the majority shareholder.  The EMT establishes the bases for all executive compensation, which compensation is approved by Mr. Cheek, III. The executive officers comprising the EMT are:  Messrs. Cheek, III, Cheek, IV, Guimond, Coffee, Haynie and Mr. J. Michael Culpepper, and Ms. Herring and Ms. Lovern.  Mr. Coffee (previously Executive Vice President and Chief Operating Officer) retired from the Company in June 2006, after which time he no longer participated in compensation decisions.

Executive Nonqualified Deferred Compensation Plan

Any management or highly compensated employee (within the meaning of Section 201(2) of the Employee Retirement Income Security Act of 1974) of the Company who has been designated by the Board of Directors as and eligible employee, may participate in the Company’s Executive Nonqualified Deferred Compensation Plan (the “Plan”).  In addition, any employee who receives annual compensation in excess of the amount provided in section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”, from the Company during any calendar year preceding any Plan Year (as defined in the Plan) shall be a participant for such Plan Year.

The Plan does not require any contribution to be made by a participant therein.  The Company annually credits the account of each participant who received more than $200,000, as adjusted below, in compensation from any Employer (as defined in the Plan) during the immediately preceding calendar year with an amount equal to the difference between the amount which was actually contributed to the 1st Franklin Financial Profit Sharing Plan, as amended (the “Profit Sharing Plan”), and allocated to such participant for the most recently completed Plan Year under the Profit Sharing Plan and the amount which would have been allocated to the participant without regard to the limit on compensation taken into account under said Plan as required by Code

Interest is credited on the participant’s account on the last day of each quarter at an interest rate equal to the average of the interest rate during such quarter paid on the Company’s Variable Rate Subordinated Debentures with a one-year interest adjustment period.

Because amounts deemed “earned” under the Plan are generally not paid or payable to a participant until his or her retirement or other separation from the employ of the Company, such amounts are not included as compensation in the Summary Compensation Table above, except as set forth below.

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year	Registrant Contributions In Last Fiscal Year	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ 1,886	$ 35,771	$ -	$ 571,882
Ben F. Cheek, IV	$ -	$ -	$ -	$ -	$ -
Virginia C. Herring	$ -	$ -	$ -	$ -	$ -
A. Roger Guimond	$ -	$ 10,916	$ 6,249	$ -	$ 99,909
J. Michael Culpepper	$ -	$ 502	$ 52	$ -	$ 827
Karen S. Lovern	$ -	$ 1,083	$ 85	$ -	$ 1,363
C. Michael Haynie	$ -	$ -	$ -	$ -	$ -
A. Jarrell Coffee (1)	$ -	$ 12,556	$ 10,124	$ 209,871	$ -

(1) The $209,871 paid to A. Jarrell Coffee at time of his retirement was reported as compensation in the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$12,000	$ --	$12,000
A. Roger Guimond	$12,000	$ --	$12,000
John G. Sample, Jr.	$12,000	$ 1,000	$13,000
C. Dean Scarborough	$12,000	$ --	$12,000
Jack D. Stovall	$12,000	$ --	$12,000
Robert E. Thompson	$12,000	$ --	$12,000
Keith D. Watson	$12,000	$ --	$12,000

All directors of the Company, whether or not executive officers of the Company, are entitled to receive $12,000 per year for service as a member of the Board of Directors.  In addition, Mr. Sample also receives $250 per quarter as travel expense to attend meetings.  Mr. Cheek, III has elected to waive any fees otherwise due to him for his service as a director.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

(a) Security Ownership of Certain Beneficial Owners as of December 31, 2006:

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
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management as of December 31, 2006:

Ownership listed below represents ownership in each class of equity securities of the Company, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group:

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
	Non-Voting Common Stock	574 Shares - Direct(1)	.34%

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	75,794 Shares - Indirect	45.04%

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%
	Non-Voting Common Stock	75,795 Shares - Indirect	45.04%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Class

J. Michael Culpepper	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Karen S. Lovern	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Michael Haynie	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Jack D. Stovall	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Robert E. Thompson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,520 Shares - Direct	89.41%
as a Group	Non-Voting Common Stock	574 Shares - Direct (1)	.34%
(12 persons)	Non-Voting Common Stock	151,589 - Indirect (1)	90.07%

(1)

The Company has elected to be treated as an S Corporation for income tax reporting purposes.  Because partnerships are ineligible to be S Corporation shareholders, Cheek Investments, L.P. distributed its shares of the non-voting common stock to its eight partners (Ben F. Cheek, III, Elizabeth Cheek, wife of Ben F. Cheek, III and six trusts).  Ben F. Cheek, III owns 574 shares, or .34%, of the Company’s non-voting common stock directly.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE:

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

The Company leases its Clarkesville, Georgia branch office for a total of $375 per month from Cheek Investments, Inc. under a lease which expires June 30, 2006. Cheek Investments Inc. is owned by Ben F. Cheek, III.  In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The loan was renewed on November 27, 2006.  The balance on this commercial loan (including principal and accrued interest) was $2,216,613 at December 31, 2006 and this amount was the maximum amount outstanding during the year.  No principal or interest payments were applied against this loan during 2006.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $9,030 for interest accrued during 2006 was applied to the loan on December 31, 2006.   No principal payments on this loan were made in 2006.  The balance on this loan at December 31, 2006 was $197,446.  This was the maximum loan amount outstanding during the year.

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, the Company is in the process of evaluating the independence (as such term is defined in the rules of the SEC and the NASDAQ Marketplace Rules) of its remaining directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2006 and 2005 by Deloitte & Touche LLP in the amounts set out in the following table.  The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2006	2005
Services Provided:
Audit Fees (1)	$ 264,100	$ 242,000
Tax Fees (2)	55,000	50,000
All Other Fees	--	--
Total	$ 319,100	$ 292,000

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2006 and 2005 fiscal years.  Included are fees of $13,100 and $22,000 in 2006 and 2005, respectively, related to review of registrations statements.

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements:

Incorporated by reference from the Annual Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2006 and 2005.

Consolidated Statements of Income for the three years ended December 31, 2006.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2006.

Consolidated Statements of Cash Flows for the three years ended December 31, 2006.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2006 and 2005.

Condensed Statements of Income for the three years ended December 31, 2006.

Condensed Statements of Cash Flows for the three years ended December 31, 2006.

(3) Exhibits:

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

Credit Agreement, dated as of December 15, 2006, by and among the Company, Wachovia Bank, National Association, as administrative agent and as a lender, and BMO Capital Markets Financing, Inc., as lender (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 21, 2006).

	(b)	Form of the Company’s 2007 Executive Bonus Plan. *

	(c)	Director Compensation Summary Term Sheet * (incorporated herein by reference to Exhibit 10(l) to the Company’s Form 10-K for the year ended December 31, 2005).

11.	Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Annual Report, incorporated by reference herein.

	12.	Ratio of Earnings to Fixed Charges.

	13.	Annual Report.

	15.	Financial Statement Schedules.

	18.	Not applicable.

	19	Not applicable.

	21.	Subsidiaries of the Company.

	22.	Not applicable.

	23.	Consent of Independent Registered Public Accounting Firm.

	24.	Not applicable.

	27.	Not applicable.

	28.	Not applicable.

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(b)	See “Index to Exhibits”.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 15, 2007	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 15, 2007
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 15, 2007

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 15, 2007

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 15, 2007
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 15, 2007

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 15, 2007

/s/ Jack D. Stovall
(Jack D. Stovall)	Director	March 15, 2007

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 15, 2007

/S/ Keith D. Watson
(Keith D. Watson)	Director	March 15, 2007

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2006, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(b)	Form of the Company’s 2007 Executive Bonus Plan	28
12	Ratio of Earnings to Fixed Charges	30
13	Annual Report	31
15	Financial Statement Schedule	77
21	Subsidiaries of Registrant	82
23	Consent of Independent Registered Public Accounting Firm	83
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	84
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	85
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	85
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	87