Form 10-K/A
period 2006-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2007-03-20
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE

1ST Franklin Financial Corporation (the “Company”) is filing this amendment to its annual report on Form 10-K, originally filed with the Securities and Exchange Commission on March 16, 2006 (the “Annual Report”) solely to correct certain typographical errors, and include certain inadvertently omitted information, from Items 10, 11 and 13.  In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of such Items, as so amended, is set forth below.  In addition and pursuant to Rule 12b-15 of the Exchange Act, the Company is filing herewith certain currently dated certifications.  No other information contained in the Annual Report is being amended hereby.

(Cover page 2 of 2 pages)

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

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, the Board of Directors has determined that Messrs. Sample, Scarborough, Stovall and Watson, and Dr. Thompson are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. (“NASDAQ”) Marketplace Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Audit Committee is composed of Messrs. Sample, Scarborough, Stovall and Watson, and Dr. Thompson.  Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, in accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that the members thereof are “independent” and that Mr. Sample is an “audit committee financial expert” as defined by the SEC in Rule 401(h) of Regulation S-K.  In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 401(h) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members of the Board of Directors.

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

J. Michael Culpepper Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

Name, Age, Position(s)
and Family Relationship	Business Experience

C. Michael Haynie, 52 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 48 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Lynn E. Cox, 49 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Item 11.  EXECUTIVE COMPENSATION:

Compensation Discussion and Analysis

Overall Philosophy:

The overall objective of the Company is to achieve specific annual and long-term strategic goals while maintaining a healthy financial position.  It is the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the achievement of these goals and is designed to attract and retain tope executives, and to incentivize and to reward the executive officers for their efforts and successes.

Role of Executive Officers in Compensation Decisions:

The Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The Company is a family-owned business with Ben F. Cheek, III, Chairman and Chief Executive Officer, being the majority stockholder. The Executive Management Team (the “EMT”) establishes the bases for all executive officer compensation, which compensation is approved by Mr. Cheek, III.  The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Coffee (until his retirement in June 2006), Haynie and Culpepper, and Ms. Herring and Ms. Lovern.

Components of Compensation:

The principal components of the Company’s executive compensation program include base salary, discretionary bonus awards and non-equity incentive plan compensation. The Company also expects that earnings on non-qualified deferred compensation amounts and other compensation, including certain perquisites as detailed below, will add to each executive officer’s overall total compensation each year.

Base Salary:

The Company provides executive officers, and other employees, with a base salary to compensate them for services rendered throughout the year.  Salaries for all executive officers are established annually Messrs. Cheek III and Cheek, IV and Ms. Herring, based on the level of each executive officer’s responsibility, tenure with the Company and certain available market data with respect to salaries paid for like positions in comparable companies.  In addition, salary levels are set taking into account the fact that the Company does not provide equity-based compensation, as described below.  Each executive officer has goals set annually which are reviewed with the officer by the President, Vice Chairman and Chief Executive Officer throughout the year.  A formal individual performance and development review is also held each year with each executive officer and the Ms. Herring and Mr. Cheek, III.  Merit based increases to salaries are based on the assessment of each executive’s performance review.

Bonus Awards:

Bonus amounts paid to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by the Chief Executive Officer.  The EMT may consider, among other factors, the Company’s inability to grant equity-based award to its officers and employees, as described below, when determining whether and to what extent to make awards.  In November, 2006, the executive officers were paid a holiday bonus of 4% of their respective base salaries. In addition, Mr. Guimond was paid an additional bonus during 2006 as recognition for thirty years of service.

Non-Equity Incentive Compensation:

The Company’s stock is not traded or quoted on any national securities exchange or association, but rather is closely held by the Cheek family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, in March 2006, the EMT approved the Company’s 2006 Bonus Plan (the “2006 Bonus Plan”).

The 2006 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2006 Bonus Plan, a minimum pre-tax income threshold for the Company was established as a baseline goal to be achieved in order for any payouts to be made under such Plan.  If that threshold was met, payouts under the Plan were based on the number of other strategic goals met by the Company.  For 2006, the EMT established three strategic goals in additional to the minimum pre-tax income goal.  The goals were (i) corporate net receivables growth with corporate delinquency control, (ii) corporate expense / revenue ratio and (iii) corporate return on assets. Bonus payouts under the Plan depended on the number of strategic goals met as follows:

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

Bonus payouts under the 2007 Bonus Plan will vary depending on the number of strategic goals met as follows:

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is consistent with the Company’s overall compensation philosophy designed to attract and retain top executives.  The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its employees and executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In recognition of those officers with twenty or more years of experience with the Company, the Company provides them certain excess medical benefits not covered by the Company’s traditional medical plans.  In 2006, Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit.  In addition, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, are eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

These amounts are reflected in the Summary Compensation Table and related notes below.

Compensation Committee Report:

In the absence of a standing compensation committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Management and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Board of Directors:

Ben F. Cheek, III	C. Dean Scarborough
Ben F. Cheek, IV	Jack D. Stovall
A. Roger Guimond	Robert E. Thompson
John G. Sample, Jr.	Keith D. Watson

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Ben F. Cheek, III Chairman and CEO	2006	$ 240,000	$ 9,600	$ -	$ -	$ 117,845	$ 367,445
Ben F. Cheek, IV Vice Chairman	2006	$ 154,000	$ 6,160	$ 84,700	$ -	$ 34,970	$ 279,830
Virginia C. Herring President	2006	$ 154,000	$ 6,160	$ 84,700	$ -	$ 22,561	$ 267,421
A. Roger Guimond Executive Vice President and Chief Financial Officer	2006	$ 263,550	$ 49,254	$ 171,308	$ -	$ 16,436	$ 500,548
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2006	$ 179,650	$ 7,186	$ 116,773	$ -	$ 35,117	$ 338,726

Karen S. Lovern Executive Vice President for Employee Development and Strategic Planning	2006	$ 165,000	$ 6,600	$ 90,750	$ -	$ 6,006	$ 268,356
C. Michael Haynie Executive Vice President of Human Resources	2006	$ 135,958	$ 5,439	$ 81,575	$ -	$ 2,968	$ 225,940
A. Jarrell Coffee Former Executive Vice President and Chief Operating Officer (Retired June 2006)	2006	$ 215,600	$ -	$ 152,390	$ 209,871	$ 19,059	$ 596,920

(1) Consists of a bonus paid at the discretion of the EMT and approved by the Chief Executive Officer. The bonus was equal to 4% of salary. Mr. Guimond was also paid an additional discretionary bonus.
(2) Consists of payouts under the Company’s 2006 Bonus Plan. Amounts were paid in 2007 but deemed earned in 2006 based on the Company’s 2006 performance.
(3) All other compensation for executive officers is detailed as follows:

Name	Year	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees	Relocation Reimburse-ment (1)	Other (2)	Total

Ben F. Cheek, III	2006	$ 11,105	$ 2,400	$ 3,518	$ -	$ -	$ 100,822	$ 117,845
Ben F. Cheek, IV	2006	$ 204	$ 2,400	$ 1,956	$ 12,000	$ -	$ 18,410	$ 34,970
Virginia C. Herring	2006	$ 553	$ 2,400	$ 1,198	$ -	$ -	$ 18,410	$ 22,561
A. Roger Guimond	2006	$ -	$ 2,400	$ 2,036	$ 12,000	$ -	$ -	$ 16,436
J. Michael Culpepper	2006	$ 324	$ 2,400	$ 1,649	$ -	$ 30,744	$ -	$ 35,117
Karen S. Lovern	2006	$ 2,836	$ 2,400	$ 770	$ -	$ -	$ -	$ 6,006
C. Michael Haynie	2006	$ -	$ 2,400	$ 568	$ -	$ -	$ -	$ 2,968
A. Jarrell Coffee	2006	$ 16,546	$ 1,000	$ 1,512	$ -	$ -	$ -	$ 19,059

(1)

Mr. Culpepper was promoted to Executive Vice President and Chief Operating Officer in 2006.  In connection with the relocation of his primary residence at the Company’s request, he was provided with a relocation stipend.

(2)

The Company leases its home office building and print shop for a total of $12,600 per month from Franklin Enterprises, Inc. under leases which expire December 31, 2010.  Shareholders of Franklin Enterprises, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own 66.67% and 11.11% of the shares of Franklin Enterprises, respectively. Ms. Herring, an Executive Officer, owns 11.11% of Franklin Enterprises, Inc.  The amounts included in “Other” compensation are the pro rata amounts, based on such ownership, paid by the Company to Franklin Enterprises, Inc.

The Company leases its Clarkesville, Georgia branch office for a total of $400 per month from Cheek Investments, Inc. under a lease which expires on June 30, 2010.  Shareholders of Cheek Investments, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own .50% and 33.17% of the shares in Cheek Investments, respectively. Ms. Herring, an Executive Officer, owns 33.17% Cheek Investments, Inc.  The amounts included in “Other” compensation of each such person include the pro rata amounts, based on such ownership, paid by the Company to Cheek Investments, Inc.

Compensation Committee Interlocks and Insider Participation

The Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The Company is a family owned business with Ben F. Cheek, III being the majority shareholder.  The EMT establishes the bases for all executive compensation, which compensation is approved by Mr. Cheek, III. The executive officers comprising the EMT are:  Messrs. Cheek, III, Cheek, IV, Guimond, Coffee, Haynie and Culpepper, and Ms. Herring and Ms. Lovern.  Mr. Coffee (previously Executive Vice President and Chief Operating Officer) retired from the Company in June 2006, after which time he no longer participated in compensation decisions.

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

The Plan does not require any contribution to be made by a participant therein.  The Company annually credits the account of each participant who received more than $200,000, as adjusted below, in compensation from any Employer (as defined in the Plan) during the immediately preceding calendar year with an amount equal to the difference between the amount which was actually contributed to the 1st Franklin Financial Profit Sharing Plan, as amended (the “Profit Sharing Plan”), and allocated to such participant for the most recently completed Plan Year under the Profit Sharing Plan and the amount which would have been allocated to the participant without regard to the limit on compensation taken into account under said Plan as required by Code.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE:

In accordance with the provisions of the written charter of the Audit Committee of the Board of Directors, the Audit Committee is to approve all related party transactions that are required to be disclosed pursuant to the rules and regulations of the SEC.

The Company leases its home office building and print shop for a total of $12,600 per month from Franklin Enterprises, Inc. under leases which expire December 31, 2010.  Shareholders of Franklin Enterprises, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own 66.67% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. Ms. Herring, an Executive Officer, owns 11.11% of Franklin Enterprises, Inc.  In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.

The Company leases its Clarkesville, Georgia branch office for a total of $400 per month from Cheek Investments, Inc. under a lease which expires June 30, 2010. Shareholders of Cheek Investments, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own .50% and 33.17% of the shares of Cheek Investments, Inc., respectively. Ms. Herring, an Executive Officer, owns 33.17% of Cheek Investments, Inc. In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.

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

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, the Board of Directors has determined that Messrs. Sample, Scarborough, Stovall and Watson, and Dr. Thompson, are “independent” (as such term is defined in the rules of the SEC and the NASDAQ Marketplace Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 20, 2007	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	13
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	14
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	15
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	16