Form 10-Q
period 2007-03-31
FIRST FRANKLIN FINANCIAL CORP
filed 2007-05-09
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Class Outstanding at April 30, 2007
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The information required hereunder is incorporated by reference to the information contained under the following captions in the Company's Quarterly Report to Investors as of and for the Three Months Ended March 31, 2007.  See Exhibit 19.

Unaudited Consolidated Statements of Financial Position:
March 31, 2007 and December 31, 2006

Unaudited Consolidated Statements of Income and Retained Earnings:
Three Months Ended March 31, 2007 and March 31, 2006

Unaudited Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2007 and March 31, 2006

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information required hereunder is incorporated by reference to the information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the Three Months Ended March 31, 2007.  See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information required hereunder is incorporated by reference to the information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk" in the Company's Quarterly Report to Investors as of and for the Three Months Ended March 31, 2007.  See Exhibit 19.

ITEM 4.	Controls And Procedures:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out as of the end of period covered by this report, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.  No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Three Months Ended March 31, 2007

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

1st FRANKLIN FINANCIAL CORPORATION
Registrant

__/s/ Ben F. Cheek, III____________
Chairman and Chief Executive Officer

__/s/ A. Roger Guimond__________
Executive Vice President and Chief Financial Officer

Date: May 8, 2007


1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Three Months Ended March 31, 2007

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

6 24 25 26 27
