Form 10-K
period 2007-12-31
FIRST FRANKLIN FINANCIAL CORP
filed 2008-03-20
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

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

135 East Tugalo Street
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer __     Accelerated Filer __

Non Accelerated Filer  X        Smaller Reporting Company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 29, 2008
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2007 are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1. BUSINESS:

The Company, Page 1 and Business, Pages 5-12 of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2007 (the “Annual Report”) are incorporated herein by reference.

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

Our liquidity depends on, and we fund our operations through, the sale of our debt securities, the continued availability of unused borrowings under our credit agreement and the collection of our receivables.  Numerous available investment alternatives have resulted in investors evaluating more critically their investment opportunities.  We cannot assure you that our debt securities will offer interest rates and redemption terms which will generate sufficient sales to meet our liquidity requirements.

As described more fully elsewhere in this Annual Report, our senior demand notes can be redeemed at any time without penalty.  Our variable rate subordinated debentures are subject to redemption by investors at the end of any interest adjustment period prior to their maturity at the option of the debenture holder and may be requested to be redeemed during an interest adjustment period, although we are not obligated to accept requests for redemption of debentures during any interest adjustment period, and any of those requests are subject to one-half the interest earned since the most recent interest adjustment date, if applicable, or the purchase date.  It is possible that a significant number of redemption requests could adversely affect our liquidity.

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

Our liquidity is also dependent on, among other things, the collection of our receivables.  Delinquencies in our consumer finance receivables are likely to be affected by worsening general economic conditions and, because we mainly make loans to individuals who depend on their earnings to make repayments, are often dependent upon the continued employment of those people.  If general economic conditions continue to worsen, or we are otherwise unable to collect on our receivables, we may not be able to make payments on our outstanding obligations.

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

As a consumer finance company, we may become subject to various consumer claims and litigation seeking damages and statutory penalties.  The damages and penalties claimed by consumers and others can often be substantial.  The relief requested by the plaintiffs varies but generally includes requests for compensatory, statutory and punitive damages.  Unfavorable outcomes in any litigation proceedings could materially and adversely affect our results of operations, financial condition and cash flows and our ability to make payments on our outstanding obligations.

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

In order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, we are required to, among other things, evaluate our internal controls to allow management to report on, and, with respect to future fiscal years, to allow our independent registered public accounting firm to attest to, our internal controls over financial reporting.  While we have completed this evaluation for 2007, we are continuing to evaluate our internal controls and business processes which are required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act in the future. During the course of our future testing, we may identify deficiencies which we may not be able to remediate in time to meet any future deadline for compliance with Section 404.  The processes involved in testing and maintaining internal controls also involve significant costs and can divert our management's attention from other matters that are important to our business.  Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable opinion on our internal controls.  Either of these, or any other failures to comply with the various requirements of the Sarbanes-Oxley Act, may require significant management time and expenses, and divert attention or resources away from our core business.

Item 1B. UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2. PROPERTIES:

Paragraph 1 of The Company, Page 1; paragraph 1 (and the accompanying table) of Footnote 7 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 37; and map of branch offices, page 46 of the Annual Report, are incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS:

From time to time, the Company is involved in various claims and lawsuits incidental to its business.  In the opinion of Management based on currently available facts, the ultimate resolution of any such claims and lawsuits is not expected to have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Sources of Funds, Page 12 of the Annual Report is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA:

Selected Consolidated Financial Information, Page 4 of the Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pages 13-22 of the Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk sub-heading, Page 18 of the Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Report of Independent Registered Public Accounting Firm and the Company’s Consolidated Financial Statements and Notes thereto, Pages 23-42 of the Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

Item 9A.

CONTROLS AND PROCEDURES:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.    Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 were effective at the reasonable assurance level as of December 31, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A(T). MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING:

The Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  An internal control system over financial reporting has been designed to provide reasonable assurance regarding the reliability and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management recognizes that there are inherent limitations in the effectiveness of any internal control system.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, Management believes that internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding the effectiveness of internal controls over financial reporting.  management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report on this Annual Report.

Item 9B. OTHER INFORMATION:

None.

------------
Forward Looking Statements:

Certain statements contained or incorporated by reference herein under the captions “Risk Factors”,  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and elsewhere in this Annual Report may constitute “forward-looking statements” within the meaning of the federal securities laws.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those set out under the caption “Risk Factors”, the ability to manage cash flow and working capital, the accuracy of Management’s estimates and judgments, adverse economic conditions including the interest rate environment, unfavorable outcomes of litigation, federal and state regulatory changes and other factors referenced elsewhere herein or incorporated herein by reference.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	71	1967	Chairman of Board / Chief Executive Officer

Ben F. Cheek, IV (3)(4)(5)	46	2001	Vice Chairman

A. Roger Guimond (3)(5)	53	2004	Executive Vice President / Chief Financial Officer

John G. Sample, Jr. (1)(2)(5)	51	2004	None

C. Dean Scarborough (1)(2)(5)	53	2004	None

Robert E. Thompson (1)(2)(5)	75	1970	None

Keith D. Watson (1)(2)(5)	50	2004	None

(1)	Member of Audit Committee.

(2)

Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, since 2002.  Prior thereto, he was a partner with Arthur Andersen LLP since 1990.   For more than five years prior to 2006, Mr. Scarborough was co-owner of Scarborough’s Men’s Store.  He sold his interest in this business in 2006 and now is involved in real estate sales.  Dr. Thompson is a retired physician.  Mr. Watson is Vice President and Corporate Secretary of Bowen & Watson, Inc., a general contracting company, Mr. Watson has been in his position of employment, and Dr. Thompson has been retired, for more than five years.

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

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, the Board of Directors has determined that Messrs. Sample, Scarborough, and Watson, and Dr. Thompson, are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. (“NASDAQ”) Marketplace Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Audit Committee is composed of Messrs. Sample, Scarborough, and Watson, and Dr. Thompson.  Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, in accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that the members thereof are “independent” and that Mr. Sample is an “audit committee financial expert” as defined by the SEC in Rule 407(d)(5) of Regulation S-K.  In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d)(5) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members of the Board of Directors.

The Company is a family owned business in which Ben F. Cheek, III is the majority shareholder.  Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof.  The Company’s Executive Management Team (the “EMT”) consisting of executive officers of the Company, establishes the bases for all executive compensation, which compensation is approved by Mr. Cheek, III.  The executive officers comprising the EMT are:  Messrs. Cheek, III, Cheek, IV, Guimond, Coffee, Haynie and Culpepper, and Ms. Herring and Ms. Lovern.   Additional information concerning the processes and procedures for the consideration and determination of executive officer and director compensation is contained under the heading “Compensation Discussion and Analysis” below.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationship	Business Experience

Ben F. Cheek, III, 71 Chairman of Board and Chief Executive Officer	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 46 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 44 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.

Name, Age, Position(s)
and Family Relationship	Business Experience

A. Roger Guimond, 53 Executive Vice President, Chief Financial Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

J. Michael Culpepper, 53 Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

C. Michael Haynie, 53 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 49 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Lynn E. Cox, 50 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Item 11.  EXECUTIVE COMPENSATION:

Compensation Discussion and Analysis

Overall Philosophy:

The overall objective of the Company is to achieve specific annual and long-term strategic goals while maintaining a healthy financial position.  It is the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the achievement of these goals and is designed to attract and retain top executives, and to incentivize and to reward the executive officers for their efforts and successes.

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business in which Ben F. Cheek, III, the Chairman and Chief Executive Officer, is the majority stockholder.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The Executive Management Team (the “EMT”), consisting of executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Mr. Cheek, III.  The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Haynie and Culpepper, and Ms. Herring and Ms. Lovern.

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

Base Salary:

The Company provides executive officers, and other employees, with a base salary to compensate them for services rendered throughout the year.  Salaries for all executive officers are established annually by Messrs. Cheek III and Cheek, IV and Ms. Herring, based on the level of each executive officer’s responsibility, tenure with the Company and certain available market data with respect to salaries paid for like positions in comparable companies.  In addition, salary levels are set taking into account the fact that the Company does not provide equity-based compensation, as described below.  Each executive officer has goals set annually which are reviewed with the officer by the President, Vice Chairman and Chief Executive Officer throughout the year.  A formal individual performance and development review is also held each year with each executive officer and the Ms. Herring and Mr. Cheek, III.  Merit based increases to salaries are based on the assessment of each executive’s performance review.

Bonus Awards:

Bonus amounts paid to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by the Chief Executive Officer.  The EMT may consider, among other factors, the Company’s inability to grant equity-based award to its officers and employees, as described below, when determining whether and to what extent to make awards.  In November, 2007 and 2006, the executive officers were paid a holiday bonus of 4% of their respective base salaries.

Non-Equity Incentive Compensation:

The Company’s stock is not traded or quoted on any national securities exchange or association, but rather is closely held by the Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to provide certain known targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  For Example, in January 2007 and March 2006, respectively, the EMT approved the Company’s 2007 Bonus Plan (the “2007 Bonus Plan”) and the 2006 Bonus Plan (the “2006 Bonus Plan”).

Each of the 2007 Bonus Plan and 2006 Bonus Plan were cash-based incentive plans designed to promote high performance and the achievement of various short-term corporate goals. Under each Bonus Plan, a minimum pre-tax income threshold for the Company was established as a baseline goal to be achieved in order for any payouts to be made under such Plan.  If that threshold was met, payouts under the Plan were based on the number of other strategic goals met by the Company.  For 2007, the EMT established four additional strategic goals.  The goals:

(i)       Corporate net receivables growth;

(ii)      Delinquency control;

(iii)     Corporate expense / revenue ratio; and

(iv)     Corporate return on assets.

Bonus payouts under the Plan depended on the number of goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 30%

2

5% - 40%

3

5% - 50%

4

5% - 65%

For 2006, the EMT established three strategic goals in addition to the minimum pre-tax income goal.  The goals were:

(i)

Corporate net receivables growth with corporate delinquency control;

(ii)

Corporate expense / revenue ratio; and

(iii)

Corporate return on assets.

Bonus payouts under the Plan depended on the number of strategic goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 35%

2

5% - 45%

3

5% - 60%

4

5% - 75%

The Company met and/or exceeded all of the 2007 and 2006 goals. Actual amounts paid to each individual varied within each range depending on personal performance milestones that were met, as determined by the EMT.  Amounts paid under each Bonus Plan are included in the respective year in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

In January 2008, the EMT approved the Company’s 2008 Executive Bonus Plan (the “2008 Bonus Plan”).  The purposes and operation of the 2008 Bonus Plan are similar to those of the 2007 Bonus Plan with a few modifications.

The EMT also established the criteria for determining bonus awards under the 2008 Bonus Plan for the Company’s 2008 fiscal year.  For 2008, the EMT determined that the threshold goal for any payouts under the Plan is the achievement of a minimum amount of pre-tax income by the Company.

If that threshold is met, payouts under the 2008 Bonus Plan will be based on the number of other strategic goals met by the Company.  For 2008, the EMT has identified five strategic goals in addition to the minimum pre-tax income threshold goal.  These are:

(i)       Corporate net receivables growth;

(ii)      Delinquency control;

(iii)     Minimum pre-tax income goal separate from minimum threshold goal;

(iii)     Corporate expense / revenue ratio; and

(iv)     Corporate return on assets.

Bonus payouts under the Plan depended on the number of goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 25%

2

5% - 35%

3

5% - 45%

4

5% - 55%

5

5% - 65%

Amounts to be paid may vary within each range depending on personal performance milestones as determined by the EMT.

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is consistent with the Company’s overall compensation philosophy designed to attract and retain top executives.  The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers.  In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at comparable companies.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its employees and executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of those individuals with twenty or more years of experience with the Company, the Company provides them certain excess medical benefits not covered by the Company’s traditional medical plans.  In 2007 and 2006, Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit.  In addition, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, are eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

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

The Board of Directors:

Ben F. Cheek, III

C. Dean Scarborough

Ben F. Cheek, IV

Robert E. Thompson

A. Roger Guimond

Keith D. Watson

John G. Sample, Jr.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Ben F. Cheek, III Chairman and CEO	2007 2006	$ 240,000 $ 240,000	$ 9,600 $ 9,600	$ - $ -	$ - $ -	$ 115,462 $ 117,845	$ 365,062 $ 367,445

Ben F. Cheek, IV Vice Chairman	2007 2006	$ 173,424 $ 154,000	$ 6,937 $ 6,160	$ 104,054 $ 84,700	$ - $ -	$ 37,817 $ 34,970	$ 322,232 $ 279,830
Virginia C. Herring President	2007 2006	$ 173,424 $ 154,000	$ 6,937 $ 6,160	$ 104,054 $ 84,700	$ - $ -	$ 32,349 $ 22,561	$ 316,764 $ 267,421
A. Roger Guimond Executive Vice President and Chief Financial Officer	2007 2006	$ 277,800 $ 263,550	$ 25,469 $ 49,254	$ 180,570 $ 171,308	$ - $ -	$ 19,477 $ 16,436	$ 503,316 $ 500,548
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2007 2006	$ 203,000 $ 179,650	$ 8,120 $ 7,186	$ 131,950 $ 116,773	$ - $ -	$ 4,759 $ 35,117	$ 347,829 $ 338,726
Karen S. Lovern Executive Vice President for Employee Development and Strategic Planning	2007 2006	$ 173,250 $ 165,000	$ 6,930 $ 6,600	$ 103,950 $ 90,750	$ - $ -	$ 6,424 $ 6,006	$ 290,554 $ 268,356
C. Michael Haynie Executive Vice President of Human Resources	2007 2006	$ 143,375 $ 135,958	$ 5,735 $ 5,439	$ 93,194 $ 81,575	$ - $ -	$ 2,925 $ 2,968	$ 245,229 $ 225,940

(1)

Consists of a bonus paid at the discretion of the EMT and approved by the Chief Executive Officer.  The bonus was equal to 4% of salary.  Mr. Guimond was also paid an additional discretionary bonus each year.

(2)

Consists of payouts under the Company’s 2007 and 2006 Bonus Plans.  Amounts under the 2007 Bonus Plan were paid in 2008 but deemed earned in 2007 based on the Company’s 2007 performance.   Amounts under the 2006 Bonus Plan were paid in 2007 but deemed earned in 2006 based on the Company’s 2006 performance.

(3) All other compensation for executive officers is detailed as follows:

Name	Year	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees	Relocation Reimburse-ment (1)	Other (2)	Total

Ben F. Cheek, III	2007 2006	$ 8,825 $ 11,105	$ 2,400 $ 2,400	$ 3,415 $ 3,518	$ - $ -	$ - $ -	$ 100,822 $ 100,822	$ 115,462 $ 117,845
Ben F. Cheek, IV	2007 2006	$ 389 $ 204	$ 2,400 $ 2,400	$ 1,618 $ 1,956	$ 15,000 $ 12,000	$ - $ -	$ 18,410 $ 18,410	$ 37,817 $ 34,970
Virginia C. Herring	2007 2006	$ 8,955 $ 553	$ 2,400 $ 2,400	$ 2,584 $ 1,198	$ - $ -	$ - $ -	$ 18,410 $ 18,410	$ 32,349 $ 22,561
A. Roger Guimond	2007 2006	$ - $ -	$ 2,400 $ 2,400	$ 2,077 $ 2,036	$ 15,000 $ 12,000	$ - $ -	$ - $ -	$ 19,477 $ 16,436
J. Michael Culpepper	2007 2006	$ 589 $ 324	$ 2,400 $ 2,400	$ 1,770 $ 1,649	$ - $ -	$ - $ 30,744	$ - $ -	$ 4,759 $ 35,117
Karen S. Lovern	2007 2006	$ 3,363 $ 2,836	$ 2,400 $ 2,400	$ 661 $ 770	$ - $ -	$ - $ -	$ - $ -	$ 6,424 $ 6,006
C. Michael Haynie	2007 2006	$ - $ -	$ 2,400 $ 2,400	$ 525 $ 568	$ - $ -	$ - $ -	$ - $ -	$ 2,925 $ 2,968

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

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business in which Ben F. Cheek, III is the majority shareholder.  Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof.  The EMT establishes the bases for all executive compensation, which compensation is approved by Mr. Cheek. III.

During 2007, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

Executive Nonqualified Deferred Compensation Plan

Any management or highly compensated employee (within the meaning of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) of the Company, who has been designated by the Administrative Committee for the Company’s Deferred Compensation Plan as and eligible employee, may participate in the Company’s Executive Nonqualified Deferred Compensation Plan (the “Plan”).

The Plan does not require any contribution to be made by a participant therein.  The Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Internal Revenue Code of 1986) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution or the amount of their salary above the 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan.

Interest is credited on the participant’s account on the last day of each quarter at an interest rate equal to the average of the interest rate during such quarter paid on the Company’s Variable Rate Subordinated Debentures with a one-year interest adjustment period.

Because amounts deemed “earned” under the Plan are generally not paid or payable to a participant until his or her retirement or other separation from the employ of the Company, such amounts are not included as compensation in the Summary Compensation Table..

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year	Registrant Contributions In Last Fiscal Year	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ 1,931	$ 40,351	$ -	$ 614,164
Ben F. Cheek, IV	$ -	$ -	$ -	$ -	$ -
Virginia C. Herring	$ -	$ -	$ -	$ -	$ -
A. Roger Guimond	$ -	$ 15,881	$ 8,143	$ -	$ 123,933

J. Michael Culpepper	$ -	$ 3,213	$ 284	$ -	$ 4,324
Karen S. Lovern	$ -	$ 1,768	$ 220	$ -	$ 3,351
C. Michael Haynie	$ -	$ -	$ -	$ -	$ -

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$15,000	$ --	$15,000
A. Roger Guimond	$15,000	$ --	$15,000
John G. Sample, Jr.	$15,000	$ 750	$15,750
C. Dean Scarborough	$15,000	$ --	$15,000
Jack D. Stovall (1)	$15,000	$ --	$15,000
Robert E. Thompson	$15,000	$ --	$15,000
Keith D. Watson	$15,000	$ --	$15,000

(1) Mr. Stovall was a member of the Board of Directors until his death in March 2008.

The Board of Directors has determined that the members thereof, whether or not such members are executive officers of the Company, are entitled to receive $15,000 per year for service as a member of the Board of Directors, including service on any committee thereof.  In addition, Mr. Sample also received $750 in travel-related expenses to attend meetings.  Mr. Cheek, III has elected to waive any fees otherwise due to him for his service as a director in 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

(a) Security Ownership of Certain Beneficial Owners as of December 31, 2007:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities.

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
1855 Orchard Drive
Clarkesville, Georgia 30523

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
837 Beaver Dam Rd.
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
1135 Summit Ridge Dr.
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	180 Shares - Direct	10.59%
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management as of December 31, 2007:

Ownership listed below represents ownership in each class of equity securities of the Company, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group:

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	1,160 Shares - Direct	68.24%
	Non-Voting Common Stock	574 Shares – Direct	.34%

Ben F. Cheek, IV	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	75,794 Shares – Indirect (1)	45.04%

Virginia C. Herring	Voting Common Stock	180 Shares - Direct	10.59%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%
	Non-Voting Common Stock	75,794 Shares – Indirect (1)	45.04%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent
Name	Title of Class	Beneficial Ownership	Class

J. Michael Culpepper	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Karen S. Lovern	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Michael Haynie	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Robert E. Thompson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,520 Shares - Direct	89.41%
as a Group	Non-Voting Common Stock	574 Shares - Direct	.34%
(12 persons)	Non-Voting Common Stock	151,589 - Indirect (1)	90.07%

(1)

Ben F. Cheek, III and Elizabeth Cheek were the grantors of six irrevocable trusts.  Two trusts were established for the benefit of each of Ben F. Cheek, IV, Virginia C. Herring and David W. Cheek.  The trustees of each of the trusts, who by virtue of dispositive power over the assets thereof, are deemed to be the beneficial owners of shares of the Company’s non-voting common stock contained therein, are the two persons named above who are not the named beneficiaries of each of the respective trusts.

(c)	The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:

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

The Company leases its Clarkesville, Georgia branch office for a total of $400 per month from Cheek Investments, Inc. under a lease which expires June 30, 2010. Shareholders of Cheek Investments, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own .50%% and 33.17% of the shares of Cheek Investments, Inc., respectively. Ms. Herring, an Executive Officer, owns 33.17% of Cheek Investments, Inc..  In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The loan was renewed on November 27, 2006.  The balance on this commercial loan (including principal and accrued interest) was $1,672,808 at December 31, 2007.  The maximum amount outstanding during the year was $2,326,665.  A total of $882,589 in principal and interest payments were applied against this loan during 2007.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 8.25%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $9,171 for interest accrued during 2007 was applied to the loan on December 31, 2007.   No principal payments on this loan were made in 2007.  The balance on this loan at December 31, 2007 was $214,382.  This was the maximum loan amount outstanding during the year.

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, the Board of Directors has determined that Messrs. Sample, Scarborough and Watson, and Dr. Thompson, are “independent” (as such term is defined in the rules of the SEC and the NASDAQ Marketplace Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2007 and 2006 by Deloitte & Touche LLP in the amounts set out in the following table.  The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2007	2006
Services Provided:
Audit Fees (1)	$ 250,600	$ 264,100
Tax Fees (2)	79,545	55,000
All Other Fees	--	--
Total	$ 330,145	$ 319,100

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2007 and 2006 fiscal years.  Included in these amounts are fees of $4,000 and $13,100 for 2007 and 2006, respectively, related to review of registration statements.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a)	(1)	Financial Statements

Incorporated by reference from the Annual Report

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Position at December 31, 2007 and 2006.

Consolidated Statements of Income for the three years ended December 31, 2007.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2007.

Consolidated Statements of Cash Flows for the three years ended December 31, 2007.

Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2007 and 2006.

Condensed Statements of Income for the three years ended December 31, 2007.

Condensed Statements of Cash Flows for the three years ended December 31, 2007.

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

(f) Form of Indenture by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-1, File No. 333-148331).

(g) Form of Senior Demand Note (incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-1, File No. 333-148331).

9.	Not applicable

10.	(a)

Credit Agreement, dated as of December 15, 2006, by and among the Company, Wachovia Bank, National Association, as administrative agent and as a lender, and BMO Capital Markets Financing, Inc., as lender (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 21, 2006).

(b) Form of the Company’s 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 30, 2008).

(c) Director Compensation Summary Term Sheet. *

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 20, 2008	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 20, 2008
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 20, 2008

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 20, 2008

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 20, 2008
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 20, 2008

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 20, 2008

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 20, 2008

/S/ Keith D. Watson
(Keith D. Watson)	Director	March 20, 2008

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2007, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(c)	Director Compensation Summary Term Sheet	29
12	Ratio of Earnings to Fixed Charges	30
13	Annual Report	31
15	Financial Statement Schedule	78
21	Subsidiaries of Registrant	83
23	Consent of Independent Registered Public Accounting Firm	84
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	85
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	86
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	87
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	88