Form 10-K
period 2008-12-31
1st FRANKLIN FINANCIAL CORP
filed 2009-03-31
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008

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

- -#- -

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2009
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2008 are incorporated by reference into Parts I and II of this Form 10-K.

(Cover page 2 of 2 pages)

- -#- -

PART I

Item 1. BUSINESS:

The Company, Page 1 and Business, Pages 4-11, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2008 (the “Annual Report”) are incorporated herein by reference.

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

To service our indebtedness, including interest on the sale of outstanding debt securities and amounts due under our credit agreement, we require a significant amount of cash.  Our ability to generate cash depends on many factors, including our successful financial and operating performance.  We cannot assure you that our business strategy will continue to succeed or that we will achieve our anticipated financial results.

If we do not achieve our anticipated results, we may not be able to generate sufficient cash flow from operations or to obtain sufficient funding to satisfy all of our obligations.  The failure to do this would result in a material adverse affect on our business.

Because we depend on liquidity to operate our business, a decrease in the sale of our debt securities, an increase in requests for their redemption or the unavailability of borrowings under a credit agreement may make it more difficult for us to pay our obligations in a timely manner.

Our liquidity depends on, and we fund our operations through, the sale of our debt securities, the collection of our receivables and the continued availability of borrowings under our credit agreement.  Numerous available investment alternatives have resulted in investors evaluating more critically their investment opportunities.  We cannot assure you that our debt securities will offer interest rates and redemption terms which will generate sufficient sales to meet our liquidity requirements.  In addition, our current credit agreement terminates in December 2009.  While we are in the process of negotiating a new credit agreement, no assurances can be provided that we will be able to do so on commercially reasonable terms, in a timely manner, or at all.

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

Because most of our loans are made to salaried people and other wage earners who generally depend upon their earnings to meet their repayment obligations, continued high or increasing unemployment could adversely impact our liquidity, financial condition and results of operations.

Our business consists mainly of making loans to salaried people or other wage earners who depend on their earnings to meet their repayment obligations.  As a result, the loss of employment by such borrowers is likely to make it more difficult for them to timely repay their obligations to the Company.  Additionally, adverse general economic conditions, including high unemployment rates, often result in additional challenges for both the Company and potential customers, resulting in a rising number of bankruptcy filings and a lower number of qualified borrowers.  Upon the occurrence of either event, the Company’s liquidity, financial condition and results of operations could be adversely impacted.

In either event, any reduced liquidity due to any of the reasons above could negatively impact our ability to pay the principal and interest on any of our outstanding debt securities when due.

All of our offers and sales of securities must comply with applicable securities laws, or we could be liable for damages, which could impact our ability to make payments on our outstanding debt securities.

- -#- -

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

Current economic conditions are negatively affecting our operations and profitability, and we cannot assure you that our operations and profitability will not continue to be negatively affected.

Rising unemployment and other factors typical of recessionary economic cycles are affecting our investors’, customers’, and potential investors’ and customers’ disposable income, confidence, and spending patterns and preferences, which in turn are negatively impacting our sales of investment securities and our customers’ ability to repay their obligations to us.  As a result, we have increased our provision for credit losses in order to set our allowance for credit losses at a level deemed appropriate by Management.  This increase in our provision for loan losses has had a negative impact on our operations and profitability.  Should the current economic conditions continue or worsen, our operations and profitability could continue to be materially and adversely affected.

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

- -#- -

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

If we experience unfavorable litigation results, our ability to timely meet our obligations may be impaired.

- -#- -

As a consumer finance company, in addition to being subject to the stringent regulatory requirements discussed above, we may become subject to various consumer claims and litigation seeking damages and statutory penalties.  The damages and penalties claimed by consumers and others can often be substantial.  The relief requested by the plaintiffs varies but generally includes requests for compensatory, statutory and punitive damages.  Unfavorable outcomes in any litigation or statutory proceedings could materially and adversely affect our results of operations, financial condition and cash flows and our ability to make payments on our outstanding obligations.

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

In order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, we are required to, among other things, evaluate our internal controls to allow management to report on, and, with respect to future fiscal years, to allow our independent registered public accounting firm to attest to, our internal controls over financial reporting.  While we have completed this evaluation for 2008, we are continuing to evaluate our internal controls and business processes which are required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act in the future. During the course of our future testing, we may identify deficiencies which we may not be able to remediate in time to meet any future deadline for compliance with Section 404.  The processes involved in testing and maintaining internal controls also involve significant costs and can divert our management's attention from other matters that are important to our business.  Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable opinion on our internal controls.  Either of these, or any other failures to comply with the various requirements of the Sarbanes-Oxley Act, may require significant management time and expenses, and divert attention or resources away from our core business.

Item 1B. UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2. PROPERTIES:

Paragraph 1 of The Company, Page 1; paragraph 1 (and the accompanying table) of Footnote 8 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 35; and map of branch offices, page 44 of the Annual Report, are incorporated herein by reference.

Item 3. LEGAL PROCEEDINGS:

- -#- -

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

Sources of Funds, Page 11 of the Annual Report is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA:

Selected Consolidated Financial Information, Page 3 of the Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Pages 12-20 of the Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk sub-heading, Page 16 of the Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Report of Independent Registered Public Accounting Firm and the Company’s Consolidated Financial Statements and Notes thereto, Pages 21-41 of the Annual Report are incorporated herein by reference.

- -#- -

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 were effective at December 31, 2008.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, Management believes that internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2008.

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

- -#- -

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	72	1967	Chairman of Board / Chief Executive Officer

Ben F. Cheek, IV (3)(4)(5)	47	2001	Vice Chairman

A. Roger Guimond (3)(5)	54	2004	Executive Vice President / Chief Financial Officer

John G. Sample, Jr. (1)(2)(5)	52	2004	None

C. Dean Scarborough (1)(2)(5)	54	2004	None

Robert E. Thompson (1)(2)(5)	76	1970	None

Keith D. Watson (1)(2)(5)	51	2004	None

(1)	Member of Audit Committee.

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

- -#- -

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

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationship	Business Experience

Ben F. Cheek, III, 72 Chairman of Board and Chief Executive Officer	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 47 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 45 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.

Name, Age, Position(s)
and Family Relationship	Business Experience

A. Roger Guimond, 54 Executive Vice President, Chief Financial Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

J. Michael Culpepper, 54 Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

- -#- -

C. Michael Haynie, 54 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 50 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 48 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel.

Lynn E. Cox, 51 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

- -#- -

- -#- -

Item 11.  EXECUTIVE COMPENSATION:

Compensation Discussion and Analysis

Overall Philosophy:

The overall objective of the Company is to achieve specific annual and long-term strategic goals set by the Executive Management Team (the “EMT”) from time to time, while maintaining a healthy financial position.  It is the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the motivation to achieve, and achievement of, these goals and is designed to attract and retain top executives, and to incentivize and to reward the executive officers for their efforts and successes.

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business in which Ben F. Cheek, III, the Chairman and Chief Executive Officer, is the majority stockholder.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The Executive Management Team (the “EMT”), consisting of executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Mr. Cheek, III.  The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.

Components of Compensation:

The principal components of the Company’s executive compensation program include base salary, discretionary bonus awards and non-equity incentive plan compensation. The Company also expects that earnings on non-qualified deferred compensation amounts and other compensation, including certain perquisites as detailed below, will add to each executive officer’s overall total compensation each year.  Given the family-owned nature of the Company, the Company does not have available for grant, and does not deem it appropriate to pay, any equity based compensation.  The EMT considered this fact when determining other components and amounts of compensation.

Base Salary:

The Company provides executive officers, and other employees, with a base salary to compensate them for services rendered throughout the year.  Salaries for all executive officers are established annually by Messrs. Cheek III and Cheek, IV and Ms. Herring, based on the level of each executive officer’s responsibility, tenure with the Company and certain publicly available market data with respect to salaries paid for like positions in comparable companies.  In addition, base salary levels are set taking into account the fact that the Company does not provide equity-based compensation, as described elsewhere.  Each executive officer has goals set annually which are reviewed with the officer by the President, Vice Chairman and Chief Executive Officer throughout the year.  These goals typically very depending on the nature of the Executive’s responsibilities.  A formal individual performance and development review is also held each year with each executive officer and Ms. Herring and Mr. Cheek, III, in which the level of achievement with respect to such goals is discussed.  Merit based increases to salaries are based on the assessment of each executive’s performance review and overall Company performance.

Bonus Awards:

Bonus amounts paid to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by the Chief Executive Officer.  The EMT may consider, among other factors, the Company’s inability to grant equity-based award to its officers and employees, as described below, when determining whether and to what extent to make awards.  In November, 2008 and 2007, the executive officers were paid a holiday bonus of 4% of their respective base salaries.   In addition to the 4% bonus, Mr. Cheek, III  retains the discretion to award certain additional amounts.  In 2008, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

The Company’s stock is not traded or quoted on any national securities exchange or association, but rather is closely held by the Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to provide certain known targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  For Example, in January 2008 the EMT approved the Company’s 2008 Bonus Plan (the “2008 Bonus Plan”).

The 2008 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2008 Bonus Plan, a minimum pre-tax income threshold of $12.0 million was established as a baseline goal to be achieved in order for any payouts to be made under such Plan.  The EMT determined that pre-tax income was an appropriate measure upon which to evaluate our annual performance due to the Company’s status as an S Corporation which generally does not pay corporate income taxes.

If that threshold is met, payouts under the 2008 Bonus Plan were based on the number of other strategic goals met by the Company.  For 2008, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal.  Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of such goals has on the Company’s results of operations and financial condition.  The goals are:

(i)

Minimum 7.50% corporate net receivables growth;

(ii)

Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 11.50% of outstanding receivables;

(iii)     $18.0 million minimum pre-tax income goal (separate from minimum threshold goal);

(iii)     Maximum corporate expense / revenue ratio of 90.0% or less; and

(iv)     Minimum 4.00% return on assets.

Bonus payouts under the Plan depended on the number of goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 25%

2

5% - 35%

3

5% - 45%

4

5% - 55%

5

5% - 65%

Amounts paid to each executive officer varied within each range depending on personal performance milestones, as determined by the EMT.  The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

Deferred Compensation:

The Company offers all eligible employees the opportunity to participate in a Company-sponsored deferred compensation plan in accordance with Section 401(k) of the Internal Revenue Code.  The Company “matches” employee contributions of up to 6% of their salary, using the following formula: 100% of first 1% and 70% of next 5% deferred.

As a result of certain federal limitations on the ability of management or highly compensated employees (within the respective meanings of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) to participate in such plans, Management determined to establish the Company’s Executive Nonqualified Deferred Compensation Plan) (the “Deferred Compensation Plan”).  Pursuant to the plan, the Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Internal Revenue Code of 1986) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution on the amount of their salary above the 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan.  Management determined that it was appropriate to offer the Deferred Compensation Plan, and the matching contribution consistent with the level provided by employees generally, to such persons as if they were eligible to participate in Company sponsored plans open to other employees.

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is consistent with the Company’s overall compensation philosophy designed to attract and retain top executives.  The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers.  In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated\ companies.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its employees and executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of those individuals with twenty or more years of experience with the Company, the Company provides them certain excess medical benefits not covered by the Company’s traditional medical plans.  In 2008 Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit.  In addition, during 2008, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

These amounts are reflected in the Summary Compensation Table and related notes below.

Employment Agreements and Change in Control Arrangements:

The Company does not enter in to employment agreements with its executive officers.  Given the nature and location of its business, and the fact that the Company is a family owned business with closely held ownership, the Company has not had significant turnover among its senior management, and has determined that it is not necessary to enter into such agreements with its executives.

For similar reasons, due to the nature of compensation and the fact that a change in control of the Company is unlikely without significant input and approval from the EMT and the Company’s closely held ownership, the EMT has determined that it is not necessary to condition any payments upon, or make any amounts contractually payable upon, any change in control of the Company.

Compensation Committee Report:

In the absence of a standing compensation committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Management and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Board of Directors:

Ben F. Cheek, III

C. Dean Scarborough

Ben F. Cheek, IV

Robert E. Thompson

A. Roger Guimond

Keith D. Watson

John G. Sample, Jr.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Ben F. Cheek, III Chairman and CEO	2008 2007 2006	$ 240,000 $ 240,000 $ 240,000	$ 9,600 $ 9,600 $ 9,600	$ - $ - $ -	$ - $ - $ -	$ 121,749 $ 117,393 $ 119,731	$ 371,349 $ 366,993 $ 369,331
Ben F. Cheek, IV Vice Chairman	2008 2007 2006	$ 197,917 $ 173,424 $ 154,000	$ 7,917 $ 6,937 $ 6,160	$ 39,583 $ 104,054 $ 84,700	$ - $ - $ -	$ 45,687 $ 37,817 $ 34,970	$ 291,104 $ 322,232 $ 279,830
Virginia C. Herring President	2008 2007 2006	$ 197,917 $ 173,424 $ 154,000	$ 7,917 $ 6,937 $ 6,160	$ 39,583 $ 104,054 $ 84,700	$ $ - $ -	$ 35,948 $ 32,349 $ 22,561	$ 281,365 $ 316,764 $ 267,421
A. Roger Guimond Executive Vice President And Chief Financial Officer	2008 2007 2006	$ 289,230 $ 277,800 $ 263,550	$ 23,751 $ 25,469 $ 49,254	$ 101,231 $ 180,570 $ 171,308	$ $ - $ -	$ 52,532 $ 35,358 $ 27,352	$ 466,744 $ 519,197 $ 511,464
J. Michael Culpepper Executive Vice President And Chief Operating Officer	2008 2007 2006	$ 217,860 $ 203,000 $ 179,650	$ 8,714 $ 8,120 $ 7,186	$ 76,251 $ 131,950 $ 116,773	$ $ - $ -	$ 15,425 $ 7,972 $ 35,619	$ 318,250 $ 351,042 $ 339,228

(1)

Consists of a bonus paid at the discretion of the EMT and approved by the Chief Executive Officer.  The bonus was equal to 4% of salary.  Mr. Guimond was also paid an additional discretionary bonus each year.

(2)

Consists of payouts under the Company’s 2008, 2007 and 2006 Bonus Plans.  Amounts under the 2008 Bonus Plan were paid in 2009 but deemed earned in 2008 based on the Company’s 2008 performance.   Amounts under the 2007 Bonus Plan were paid in 2008 but deemed earned in 2007 based on the Company’s 2006 performance.  Amounts under the 2006 Bonus Plan were paid in 2007 but deemed earned in 2006 based on the Company’s 2006 performance.

(3) All other compensation for executive officers is detailed as follows:

- -#- -

Name	Year	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees (1)	Relocation Reimburse- ment (2)	Company Contribution To Deferred Comp Plan	Other (3)	Total

Ben F. Cheek, III	2008 2007 2006	$ 7,346 $ 8,825 $ 11,105	$ 2,400 $ 2,400 $ 2,400	$ 7,720 $ 3,415 $ 3,518	$ - $ - $ -	$ - $ - $ -	$ 3,461 $ 1,931 $ 1,886	$ 100,822 $ 100,822 $ 100,822	$ 121,749 $ 117,393 $ 119,731
Ben F. Cheek, IV	2008 2007 2006	$ 385 $ 389 $ 204	$ 2,400 $ 2,400 $ 2,400	$ 4,094 $ 1,618 $ 1,956	$ 15,000 $ 15,000 $ 12,000	$ - $ - $ -	$ 5,398 $ - $ -	$ 18,410 $ 18,410 $ 18,410	$ 45,687 $ 37,817 $ 34,970
Virginia C. Herring	2008 2007 2006	$ 5,750 $ 8,955 $ 553	$ 2,400 $ 2,400 $ 2,400	$ 3,990 $ 2,584 $ 1,198	$ - $ - $ -	$ - $ - $ -	$ 5,398 $ - $ -	$ 18,410 $ 18,410 $ 18,410	$ 35,948 $ 32,349 $ 22,561
A. Roger Guimond	2008 2007 2006	$ - $ - $ -	$ 2,400 $ 2,400 $ 2,400	$ 2,287 $ 2,077 $ 2,036	$ 15.000 $ 15,000 $ 12,000	$ - $ - $ -	$ 32,845 $ 15,881 $ 10,916	$ - $ - $ -	$ 52,532 $ 35,358 $ 27,352
J. Michael Culpepper	2008 2007 2006	$ 617 $ 589 $ 324	$ 2,400 $ 2,400 $ 2,400	$ 1,994 $ 1,770 $ 1,649	$ - $ - $ -	$ - $ - $ 30,744	$ 10,414 $ 3,213 $ 502	$ $ - $ -	$ 15,425 $ 7,972 $ 35,619

(1)

Messrs. Cheek IV and Guimond, both Directors of the Company elected to receive their 2008 director fees as deferred compensation.  See “Executive Non Qualified Deferred Compensation Plan” and “Director Fees” below.

(2)

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

During 2008, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

Executive Nonqualified Deferred Compensation Plan

Any management or highly compensated employee who has been designated by the Administrative Committee for the Company’s Deferred Compensation Plan as an eligible employee may participate in the Company’s Executive Nonqualified Deferred Compensation Plan (the “Plan”).   Outside directors are also eligible to defer their respective director fees into the Deferred Compensation Plan.

The Plan does not require any contribution to be made by a participant therein.

Interest is credited on the participant’s account on the last day of each quarter at an interest rate equal to the average of the interest rate during such quarter paid on the Company’s Variable Rate Subordinated Debentures with a one-year interest adjustment period.

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ 3,461	$ 33,851	$ -	$ 651,476
Ben F. Cheek, IV	$ 15,000	$ 5,398	$ 136	$ -	$ 20,534
Virginia C. Herring	$ -	$ 5,398	$ 100	$ -	$ 5,498
A. Roger Guimond	$ 15,000	$ 32,845	$ 7,721	$ -	$ 179,500
J. Michael Culpepper	$ -	$ 10,414	$ 493	$ -	$ 15,231

(1)

Consists of compensation for service as a member of the Company’s Board of Directors voluntarily deferred by such person.  See “Directors Compensation Table” below.

(2)

Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$15,000	$ --	$15,000
A. Roger Guimond	$15,000	$ --	$15,000
John G. Sample, Jr.	$15,000	$ 750	$15,750
C. Dean Scarborough	$15,000	$ --	$15,000
Jack D. Stovall (1)	$15,000	$ --	$15,000
Robert E. Thompson	$15,000	$ --	$15,000
Keith D. Watson	$15,000	$ --	$15,000

The Board of Directors has determined that the members thereof, whether or not such members are executive officers of the Company, are entitled to receive $15,000 per year for service as a member of the Board of Directors, including service on any committee thereof.  In addition, Mr. Sample also received $750 in travel-related expenses to attend meetings.  Messrs. Cheek IV, Guimond, Sample and Watson elected to receive their 2008 director fees as deferred compensation.  Mr. Cheek, III elected to waive any fees otherwise due to him for his service as a director in 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

(a) Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2008.  Each such person has sole “beneficial” ownership of such shares (as described in applicable SEC rules relating to share ownership).

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
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2008, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group.  Except as described below, each person has sole voting and dispositive power over such shares.

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

- -#- -

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

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The loan was renewed on January 14, 2008.  The balance on this commercial loan (including principal and accrued interest) was $932,385 at December 31, 2008.  The maximum amount outstanding during the year was $1,677,762.  A total of $861,133 in principal and interest payments were applied against this loan during 2008.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 4.25%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $6,888 for interest accrued during 2008 was applied to the loan on December 23, 2008.   No principal payments on this loan were made in 2008.  The balance on this loan at December 31, 2008 was $231,318.  This was the maximum loan amount outstanding during the year.

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

- -#- -

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2008 and 2007 by Deloitte & Touche LLP in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2008	2007
Services Provided:
Audit Fees (1)	$ 277,700	$ 254,600
Tax Fees (2)	63,710	79,545
Total	$ 341,410	$ 334,145

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and December 31, 2007, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2008 and 2007 fiscal years.  Included in these amounts are fees of $10,500 and $4,000 for 2008 and 2007, respectively, related to review of registration statements.

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

- -#- -

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2008 and 2008.

Consolidated Statements of Income for the three years ended December 31, 2008.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2008.

Consolidated Statements of Cash Flows for the three years ended December 31, 2008.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2008 and 2007.

Condensed Statements of Income for the three years ended December 31, 2008.

Condensed Statements of Cash Flows for the three years ended December 31, 2008.

(3) Exhibits:

	3.	(a) Restated Articles of Incorporation as amended January 26, 1996 (incorporated herein by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1995).

(b) Bylaws (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1995).

	4.	(a)

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

(b) Form of the Company’s 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 30, 2008).

(c) Director Compensation Summary Term Sheet (incorporated by reference to Exhibit 10(c) to Form 10-K dated March 20, 2008).

(d) Form of the Company’s 2009 Executive Bonus Plan. *

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

- -#- -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 27, 2009	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 27, 2009
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 27, 2009

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 27, 2009

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 27, 2009
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 27, 2009

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 27, 2009

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 27, 2009

/S/ Keith D. Watson
(Keith D. Watson)	Director	March 27, 2009

- -#- -

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2008, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.

- -#- -

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(d)	Form of the Company’s 2009 Executive Bonus Plan	27
12	Ratio of Earnings to Fixed Charges	30
13	Annual Report	31
15	Financial Statement Schedule	78
21	Subsidiaries of Registrant	83
23	Consent of Independent Registered Public Accounting Firm	84
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	85
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	86
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	87
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	88

- -#- -