Form 10-K
period 2009-12-31
1st FRANKLIN FINANCIAL CORP
filed 2010-03-30
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T.  Yes  __   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2010
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2009 are incorporated by reference into Parts I and II of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.

BUSINESS:

The Company, Page 1 and Business, Pages 4-11, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2009 (the “Annual Report”) are incorporated herein by reference.

Item 1A.

RISK FACTORS:

A potential investor should carefully consider the risks described below, as well as the other risks and information disclosed from time to time by 1st Franklin, before deciding whether to invest in the Company.  Additional risks and uncertainties not described below, not presently known to us or that we currently do not consider to be material could also adversely affect us. If any of the situations described in the following risk factors actually occur, our business, financial condition or results of operations could be materially adversely affected.  In any of these events, an investor may lose part or all of his or her investment.

Because we require a substantial amount of cash to service our debt, we may not be able to pay all of the obligations under our indebtedness.

To service our indebtedness, including paying interest on the sale of outstanding debt securities and amounts due under our credit agreement, we require a significant amount of cash.  Our ability to generate cash depends on many factors, including our successful financial and operating performance.  We cannot assure you that our business strategy will continue to be successful, or that we will achieve our anticipated or required financial results.

If we do not achieve our anticipated or required results, we may not be able to generate sufficient cash flow from operations or to obtain sufficient funding to satisfy all of our obligations.  The failure to do this would result in a material adverse affect on our business.

Because we depend on liquidity to operate our business, a decrease in the sale of our debt securities, an increase in requests for their redemption or the unavailability of borrowings under our credit facility may make it more difficult for us to operate our business and pay our obligations in a timely manner.

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

As described more fully elsewhere in this Annual Report, our senior demand notes can be redeemed at any time without penalty.  Our variable rate subordinated debentures are subject to optional redemption by investors at various times prior to their maturity and holders may request that we redeem debentures, during an interest adjustment period, although we are not obligated to accept such requests, and such requests are subject to interest penalties.  It is possible that a significant number of redemption requests could adversely affect our liquidity.

Because most of our loans are made to salaried people and other wage earners who generally depend upon their earnings to meet their repayment obligations, continued high or further increased unemployment could adversely impact our liquidity, financial condition and results of operations.

Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations.  As a result, the loss of employment by such borrowers is likely to make it more difficult for them to timely repay their obligations to the Company.  Additionally, adverse general economic conditions, including high unemployment rates as currently exist, often result in additional challenges for both the

Company and potential customers, resulting in an increased number of bankruptcy filings and a lower number of qualified borrowers.  Continued high unemployment, or protracted adverse economic conditions, could result in the Company’s liquidity, financial condition and results of operations being materially adversely impacted.

In either event, any reduced liquidity could negatively impact our ability to pay the principal and interest on any of our outstanding debt securities at any time, including when due.

All of our offers and sales of securities must comply with applicable securities laws, or we could be liable for damages, which could impact our ability to make payments on our outstanding debt securities.

Offers and sales of all of our securities must comply with all applicable federal and state securities laws, including Section 5 of the Securities Act of 1933.  If any of our offers, including those made pursuant to newspaper or radio advertisements, or sales are found not to be in compliance with any of these laws, we could be liable to certain purchasers of the security, could be required to repurchase the security, or could be liable for damages or other penalties.  If we are required to repurchase any of our securities other than in the ordinary course of our business as a result of any such violation, or otherwise are found to be liable for any damages or penalties as a result of any such violation, our financial condition could be materially adversely affected.  Any such adverse effect on our financial condition could materially impair our ability to pay principal and interest on our outstanding debt securities.

Current economic conditions are negatively affecting our results and profitability, and we cannot assure you that our operations and profitability will not continue to be negatively affected.

Higher than historically normal unemployment levels and other factors typical of recessionary economic cycles are affecting our investors’, customers’, and potential investors’ and customers’ disposable income, confidence, and spending patterns and preferences, which in turn are negatively impacting our sales of investment securities and our customers’ ability to repay their obligations to us.  As a result, we have, in recent periods, increased our provision for loan losses in order to set our allowance for loan losses at a level deemed appropriate by Management.  We establish our allowance for loan losses at a level considered adequate by management to absorb potential loan losses inherent in the loan portfolio as of the balance sheet date.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates.  Although Management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

An increase in the interest we pay on our debt and borrowings can materially and adversely affect our net interest margin.

Net interest margin represents the difference between the amount that we earn on loans and investments and the amount that we pay on debt securities and other borrowings.  The loans we make in the ordinary course of our business are subject to interest rate and regulatory provisions of each applicable state's lending laws and are made at fixed rates which are not adjustable during the term of the loan. Since our loans are made at fixed interest rates and are made using the proceeds from the sale of our fixed and variable rate securities, we may experience a decrease in our net interest margin because increased interest costs cannot be passed on to all of our loan customers.  A reduction in our net interest margin could adversely affect our ability to make payments on our outstanding debt securities.

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

As a consumer finance company, in addition to being subject to the stringent regulatory requirements discussed above, we may, from time to time, be subject to various consumer claims and litigation seeking damages and statutory penalties.  The damages and penalties claimed by consumers and others can often be substantial.  The relief requested varies but generally includes requests for compensatory, statutory and punitive damages.  Unfavorable outcomes in any litigation or statutory proceedings could materially and adversely affect our results of operations, financial condition and cash flows and our ability to make payments on our outstanding obligations.

While we intend to vigorously defend ourselves against any of these proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes which, in turn, could affect our ability to make payments on, or repay, our outstanding obligations.

We operate in a highly competitive environment.

The financing industry is highly competitive.  We compete with, among others, large national and regional finance companies.  Increased competition could adversely affect our ability to attract and retain business and reduce the profits that would otherwise arise from operations.

We are exposed to the risk of technology failures.

Our daily operations depend heavily on our computer systems, data system networks and service providers to consistently provide efficient and reliable service.  The Company may be subject to disruptions in its operating systems arising from events that are wholly or partially beyond its control, which in turn may give rise to disruption of service to our customers.  If our systems were to become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially impact our business operations and financial condition.

Our business could be adversely affected by the loss of one or more key employees.

We are heavily dependent upon our senior management and the loss of services of any of our senior executives could adversely affect our business.  Our success has been, and will continue to be, dependent on our ability to retain the services of existing key employees.  The loss of the services of key employees or senior management could adversely affect the quality and profitability of our business operations.

We are continuing to devote resources to comply with various provisions of the Sarbanes-Oxley Act, and this may reduce the resources we have available to focus on our core business.

In order to ensure compliance with the various provisions of the Sarbanes-Oxley Act, we are required to, among other things, evaluate our internal controls to allow management to report on, and, with respect to future fiscal years, to allow our independent registered public accounting firm to attest to, our internal controls over financial reporting.  While we have completed this evaluation for 2009, we are continuing to evaluate our internal controls and business processes which are required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act in the future. During the course of our future testing, we may identify deficiencies which we may not be able to remediate in time to meet any future deadline for compliance with Section 404.  The processes involved in testing and maintaining internal controls also involve significant costs and can divert our management's attention from other matters that are important to our business.  Among other things, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable opinion on our internal controls.  Either of these, or any other failures to comply with the various requirements of the Sarbanes-Oxley Act, may require significant management time and expenses, and divert attention or resources away from our core business.

Item 1B.

UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2.

PROPERTIES:

Paragraph 1 of The Company, Page 1; paragraph 1 (and the accompanying table) of Footnote 8 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 36; and map of branch offices, page 46 of the Annual Report, are incorporated herein by reference.

Item 3.

LEGAL PROCEEDINGS:

From time to time, the Company is involved in various claims and lawsuits incidental to its business.  In the opinion of Management based on currently available facts, the ultimate resolution of any such claims and lawsuits is not expected to have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 4.

RESERVED.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Report of Independent Registered Public Accounting Firm and the Company’s Consolidated Financial Statements and Notes thereto, Pages 21-42 of the Annual Report are incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 were effective at December 31, 2009.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, Management believes that internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding the effectiveness of internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION:

On March 26, 2010, the Company, Synovus Trust Company, N.A. (the “Resigning Trustee”) and U.S. Bank National Association (the “Successor Trustee”) entered into a Tri-Party Agreement (the “Agreement”).  Pursuant to the Agreement, the Resigning Trustee resigned from serving as trustee, and the Successor Trustee agreed to serve as trustee, under the Indenture, dated as of October 31, 1984 (amended to date, the “Indenture”) pursuant to which the Company, from time to time, may issue its variable rate subordinated debentures (the “Debentures”).

The Agreement contains certain customary representations and warranties from each of the parties thereto in connection with the resignation and appointment thereunder.

In connection therewith and also on March 26, 2010, the Company and the Successor Trustee entered into the fourth Modification of Indenture (the “Modification”).  The Modification provided for certain changes in the manner in which Debentures are authenticated and delivered to and by the Successor Trustee, and for the payment of certain fees and expenses in connection therewith by the Company.

------------------------------------------

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

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	73	1967	Chairman of Board / Chief Executive Officer

Ben F. Cheek, IV (3)(4)(5)	48	2001	Vice Chairman

A. Roger Guimond (3)(5)	55	2004	Executive Vice President / Chief Financial Officer

John G. Sample, Jr. (1)(2)(5)	53	2004	None

C. Dean Scarborough (1)(2)(5)	55	2004	None

Robert E. Thompson (1)(2)(5)	77	1970	None

Keith D. Watson (1)(2)(5)	52	2004	None

(1)

Member of Audit Committee.

(2)

Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, since 2002.  Prior thereto, he was a partner with Arthur Andersen LLP since 1990.   For more than five years prior to 2006, Mr. Scarborough was co-owner of Scarborough’s Men’s Store.  He sold his interest in this business in 2006 and now is involved in real estate sales.  Dr. Thompson is a retired physician.  Mr. Watson is Vice President and Corporate Secretary of Bowen & Watson, Inc., a general contracting company.  Mr. Watson has been in his position of employment, and Dr. Thompson has been retired, for more than five years.

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

Ben F. Cheek, III, majority shareholder of the Company, and whose family directly or indirectly holds all of the shares of the Company’s stock, currently serves as both Chief Executive Officer and Chairman of the Board.  Shares of the Company’s stock are not currently traded on any national exchange or with any national securities association.  The Company’s Board of Directors believes that, due to the fact that the Company’s shares are privately held and Mr. Cheek, III has significant knowledge of all aspects of its business and operations, the combination of these two positions fosters more consistent communication, accountability and alignment on corporate strategy.  Given the relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has not appointed a lead independent director.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”).  The executive officers comprising the EMT are:  Messrs. Cheek, III, Cheek, IV, Guimond, Coffee, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks.  In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees.  The Audit Committee has specific responsibility for oversight of risks associated with financial accounting and audits, as well as internal control over financial reporting.  The Board receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company.  Management discusses  matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, the Board of Directors has determined that Messrs. Sample, Scarborough, and Watson, and Dr. Thompson, are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Marketplace Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Director Qualifications:

The members of the board of directors each have the qualifications we believe necessary and desirable to appropriately perform their duties.  Each member has an exemplary record of professional integrity, a dedication to their respective professions and a strong work ethic.

Director	Summary of Qualifications

Ben F. Cheek, III

Executive officer of the Company and majority stockholder of the Company.  Extensive knowledge in the banking and consumer finance industry.   Serves as director of a Habersham Bancorp.  Has legal background as an attorney.  Has 48 years experience with the Company.  Has previously served as board member on various consumer industry associations.

Ben F. Cheek, IV

Executive officer of the Company and stockholder in the Company.  Knowledgeable in the banking and consumer finance industry.  Has been with the Company for 21 years.  Currently serves on one of the industry’s state association boards.

A. Roger Guimond

Executive officer of the Company.  Knowledgeable in the banking and consumer finance industry.  Has been with the Company for 33 years and is responsible for the accounting, audit and compliance, technology infrastructure and investment center operations of the Company.  Significant experience in finance and related areas.

John G. Sample, Jr.

Independent director.  Extensive knowledge in accounting and reporting standards.  Prior experience as an audit partner in an international independent registered public accounting firm.  Experience and knowledge of the insurance industry through oversight of operating companies.  Knowledgeable of the Company’s operations.  Has served as director of the Company for 5 years and is the Company’s audit committee chairman.

C. Dean Scarborough

Independent director.  Previously served on board of a community bank. Knowledgeable about the Company’s operations.  Currently involved in real estate sales and serves as a county commissioner for Stephens County, where the Company maintains its headquarters.  Has served as director of the Company for 5 years.

Robert E. Thompson	Independent director. Retired physician. Knowledgeable about the Company’s operations. Has served as director of Company for 39 years.

Keith D. Watson

Independent director.  Previously served on board of a community bank.  Knowledgeable about the Company’s operations.  Has served as director of Company for 5 years.  Maintains executive position in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationship	Business Experience

Ben F. Cheek, III, 73 Chairman of Board and Chief Executive Officer	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Serves as director of Habersham Bancorp.

Ben F. Cheek, IV, 48 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 46 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.

A. Roger Guimond, 55 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

J. Michael Culpepper, 55 Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

C. Michael Haynie, 55 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 51 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 49 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services under his privately held law firm.

Lynn E. Cox, 52 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

The term of office of each Executive Officer expires when a successor is elected and qualified.  There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer was selected.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or any persons performing similar functions, as well as to its Directors and other employees.  A copy of this code of ethics is publicly available on the Company’s website at:   http//www.1ffc.com.  The Company will provide a copy of this code of ethics, free of charge, upon any written request.  Requests should be directed to Lynn Cox, Secretary and Treasurer, 1st Franklin Financial Corporation, P.O. Box 880, Toccoa, Georgia  30577.  If we make any amendment to this code of ethics, other than a technical, administrative, or non-substantive amendment, or we grant any waiver from a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, we will disclose the nature of the amendment or waiver on our website.  Also, we may elect to disclose the amendments or waiver in a report on Form 8-K filed with the SEC.

The Company has established an “Ethics Hotline” which enables employees to report any questionable ethics actions including, but not limited to, fraud or deliberate error in recording and/or maintaining accurate records, deficiencies or noncompliance with the Company’s policies.  The reporting is strictly confidential and is reviewed by our Vice President of Human Resources and the Chairman of the Audit Committee.  Ethics violations that are reported are promptly investigated and appropriate corrective action is taken as warranted by the results of the investigation.

Item 11.

EXECUTIVE COMPENSATION:

Compensation Discussion and Analysis

Overall Philosophy:

The overall objective of the Company is to achieve specific annual and long-term strategic goals set by the Executive Management Team (the “EMT”) from time to time, while maintaining a healthy and stable financial position.  It is the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the motivation to achieve, and achievement of, these goals and is designed to attract and retain top executives, and to incentivize and to reward the executive officers for their efforts and successes, while properly balancing the encouragement of risk-taking behavior.

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business whose stock is not publicly traded.  Ben F. Cheek, III, the Chairman and Chief Executive Officer, is the majority shareholder of the Company.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The Executive Management Team (the “EMT”), consisting of executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Mr. Cheek, III.  The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  The Company has not historically engaged any consultant to advise on compensation related matters.

Components of Compensation:

The principal components of the Company’s executive compensation program include base salary, discretionary bonus awards and non-equity incentive plan compensation. The Company also expects that earnings on non-qualified deferred compensation amounts and other compensation, including certain perquisites as detailed below, will add to each executive officer’s overall total compensation each year.  Given the closely-held nature of the Company, the Company does not have available for grant, and does not deem it appropriate to pay, any equity based compensation.  The EMT takes into account this fact annually when determining other components and amounts of compensation.

Base Salary:

The Company provides executive officers, and other employees, with a base salary to compensate them for services rendered throughout the year.  Salaries for all executive officers are established annually by Messrs. Cheek III and Cheek, IV and Ms. Herring, based on the level of each executive officer’s responsibility, tenure with the Company and certain publicly available market data with respect to salaries paid for like positions in comparable companies.  In addition, base salary levels are set at a level designed to take into account the fact that the Company does not provide equity-based compensation, as described elsewhere.  Each executive officer has goals set annually which are reviewed with the officer by the President, Vice Chairman and Chief Executive Officer throughout the year.  These goals typically vary depending on the nature of the Executive’s responsibilities.  A formal individual performance and development review is also held each year with each executive officer and Ms. Herring and Mr. Cheek, III, in which the level of achievement with respect to such goals is discussed.  Merit based increases to salaries are based on the assessment of each executive’s performance review and overall Company performance.

Bonus Awards:

Bonus amounts paid to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by the Chief Executive Officer.  The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards.  In 2009, it was determined appropriate to award the

executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus.   In addition to this 4% bonus, Mr. Cheek, III retains the discretion to award certain additional amounts.  In 2009, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).  Mr. Culpepper received an additional discretionary bonus in 2009 in recognition of thirty years of service to the Company.

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to provide certain known targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  For example, at the beginning of 2009 the EMT approved the Company’s 2009 Bonus Plan (the “2009 Bonus Plan”).

The 2009 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2009 Bonus Plan, at inception, a minimum pre-tax income threshold of $12.0 million was established as a baseline goal to be achieved in order for any payouts to be made under such Plan.  Due to the continuing impact of certain negative general economic conditions, the EMT modified the threshold to $10.0 million in November 2009.  The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability of the Company to be achieved for the year in order to award non-equity incentive awards.

If that threshold was met, payouts under the 2009 Bonus Plan were based on the number of strategic goals met, as established by the EMT.  For 2009, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal.  Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of such goals has on the Company’s results of operations and financial condition.  The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts.  The goals were:

(i)

Minimum 4% corporate net receivables growth;

(ii)

Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 11.50% of outstanding receivables;

(iii)     $15.0 million minimum pre-tax income goal (separate from minimum threshold goal);

(iv)     Maximum corporate expense / revenue ratio of 92% or less; and

(v)     Minimum 3.25% return on assets.

Bonus payouts under the 2009 Plan depended on the number of goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 25%

2

5% - 35%

3

5% - 45%

4

5% - 55%

5

5% - 65%

In 2009, the Company exceeded the $10.0 million pre-tax threshold goal.  In addition, the Company met two strategic goals as set out in the 2009 Bonus Plan.  Accounts past due 30 days or more were below the maximum delinquency goal of 11.50% and the Company achieved the corporate expense to revenue ratio goal.

In accordance with discretion afforded the EMT under the 2009 Bonus Plan, amounts paid to each executive officer varied within the payout range depending on personal performance milestones as determined by the EMT.  The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

Deferred Compensation:

The Company offers all eligible employees the opportunity to participate in a Company-sponsored deferred compensation plan in accordance with Section 401(k) of the Internal Revenue Code of 1986 as amended (the “Code”).  The Company “matches” employee contributions of up to 6% of their salary, using the following formula: 100% of first 1% and 70% of next 5% of salary deferred.

As a result of certain federal limitations on the ability of management or highly compensated employees (within the respective meanings of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) to participate in such plans, Management determined to establish the Company’s Executive Nonqualified Deferred Compensation Plan) (the “Deferred Compensation Plan”).  Pursuant to the plan, the Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Code) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution on the amount of their salary above the 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan.  The EMT determined that it was appropriate to offer the Deferred Compensation Plan, and the matching contribution consistent with the level provided by employees generally, to such persons as if they were eligible to participate in Company sponsored plans open to other employees.

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is consistent with the Company’s overall compensation philosophy designed to attract and retain top executives.  The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers.  In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its employees and executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of experience with the Company, the Company provides them certain excess medical benefits not covered by the Company’s traditional medical plans.  In 2009 Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit.  In addition, during 2009, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

These amounts are reflected in the Summary Compensation Table and related notes below.

Employment Agreements and Change in Control Arrangements:

The Company does not enter into employment agreements with its executive officers.  Given the nature and location of its business, and the fact that the Company is a family owned business whose stock is not  publicly-traded, the Company has not had significant turnover among its senior management, and has determined that it is not necessary to enter into such agreements with its executives.

For similar reasons, due to the nature of compensation and the fact that a change in control of the Company is unlikely without significant input and approval from the EMT and the Company’s closely-held ownership, the EMT has determined that it is not necessary to condition any payments upon, or make any amounts contractually payable upon, any change in control of the Company.

Compensation Committee Report:

In the absence of a standing compensation committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Management and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Board of Directors:

Ben F. Cheek, III

C. Dean Scarborough

Ben F. Cheek, IV

Robert E. Thompson

A. Roger Guimond

Keith D. Watson

John G. Sample, Jr.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Ben F. Cheek, III Chairman and CEO	2009 2008 2007	$ 240,000 $ 240,000 $ 240,000	$ 9,600 $ 9,600 $ 9,600	$ - $ - $ -	$ - $ - $ -	$ 114,867 $ 121,749 $ 117,393	$ 364,467 $ 371,349 $ 366,993
Ben F. Cheek, IV Vice Chairman	2009 2008 2007	$ 207,334 $ 197,917 $ 173,424	$ 8,293 $ 7,917 $ 6,937	$ 93,300 $ 39,583 $ 104,054	$ - $ - $ -	$ 38,869 $ 45,687 $ 37,817	$ 347,796 $ 291,104 $ 322,232
Virginia C. Herring President	2009 2008 2007	$ 207,334 $ 197,917 $ 173,424	$ 8,293 $ 7,917 $ 6,937	$ 93,300 $ 39,583 $ 104,054	$ $ - $ -	$ 25,490 $ 35,948 $ 32,349	$ 334,417 $ 281,365 $ 316,764
A. Roger Guimond Executive Vice President and Chief Financial Officer	2009 2008 2007	$ 298,080 $ 289,230 $ 277,800	$ 20,120 $ 23,751 $ 25,469	$ 149,040 $ 101,231 $ 180,570	$ $ - $ -	$ 31,123 $ 52,532 $ 35,358	$ 498,363 $ 466,744 $ 519,197
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2009 2008 2007	$ 232,006 $ 217,860 $ 203,000	$ 12,878 $ 8,714 $ 8,120	$ 116,003 $ 76,251 $ 131,950	$ $ - $ -	$ 8,730 $ 15,425 $ 7,972	$ 369,617 $ 318,250 $ 351,042

(1) For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2) For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3) All other compensation for executive officers for 2009 is detailed as follows:

Name	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees (1)	Company Contribution To Deferred Comp Plan	Other (2)	Total

Ben F. Cheek, III	$ 8,366	$ 2,400	$ 2,919	$ -	$ 360	$ 100,822	$ 114,867
Ben F. Cheek, IV	$ -	$ 2,400	$ 2,599	$ 15,000	$ 460	$ 18,410	$ 38,869
Virginia C. Herring	$ -	$ 2,400	$ 4,220	$ -	$ 460	$ 18,410	$ 25,490
A. Roger Guimond	$ -	$ 2,400	$ 2,502	$ 15,000	$ 11,221	$ -	$ 31,123
J. Michael Culpepper	$ 874	$ 2,400	$ 2,191	$ -	$ 3,265	$ -	$ 8,730

(1)

Messrs. Cheek IV and Guimond, both Directors of the Company, elected to receive their 2009 director fees as deferred compensation, and such amounts are also reported as such.  See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

(2)

The Company leases its home office building and print shop for a total of $12,600 per month from Franklin Enterprises, Inc. under leases which expire December 31, 2010.  Certain shareholders of Franklin Enterprises, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own 66.67% and 11.11% of the shares of Franklin Enterprises, respectively. Ms.

Herring, an Executive Officer, owns 11.11% of the shares of Franklin Enterprises, Inc.  The amounts included in “Other” compensation of each such person are the pro rata amounts, based on such ownership, paid by the Company to Franklin Enterprises, Inc.

The Company leases its Clarkesville, Georgia branch office for a total of $400 per month from Cheek Investments, Inc. under a lease which expires on June 30, 2010.  Certain shareholders of Cheek Investments, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own .50% and 33.17% of the shares in Cheek Investments, respectively. Ms. Herring, an Executive Officer, owns 33.17% of Cheek Investments, Inc.  The amounts included in “Other” compensation of each such person include the pro rata amounts, based on such ownership, paid by the Company to Cheek Investments, Inc.

Grant of Pan-Based Awards

In 2009, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2009 Bonus Plan.  The following table sets forth certain information with respect to awards granted during or for the fiscal year ended December 31, 2009 to our executive officers.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, III	3/27/2009	$ -	$ -	$ -
Ben F. Cheek, IV	3/27/2009	$ 10,367	$ 72,567	$ 134,767
Virginia C. Herring	3/27/2009	$ 10,367	$ 72,567	$ 134,767
A. Roger Guimond	3/27/2009	$ 14,904	$ 104,328	$ 193,752
J. Michael Culpepper	3/27/2009	$ 11,600	$ 81,202	$ 150,804

(1)

Represents estimated possible payouts under the 2009 Bonus Plan.  The “Threshold “ column reflects the payout which would have occurred if each performance goal as set out in the 2009 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary.  The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2009 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%).  The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2009 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary.  In accordance with certain discretion afforded to the EMT under the 2009 Bonus Plan, amounts actually paid to each executive officer varied within the payout range depending on personal performance milestones as determined by the EMT.  Actual amounts paid to each named executive officer are set out in the Summary Compensation Table above, under the heading “Non-Equity Incentive Plan Compensation”.

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

During 2009, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ 360	$ 34,379	$ -	$ 686,215
Ben F. Cheek, IV	$ 15,000	$ 460	$ 1,085	$ -	$ 37,079
Virginia C. Herring	$ -	$ 460	$ 290	$ -	$ 6,248
A. Roger Guimond	$ 15,000	$ 11,221	$ 9,475	$ -	$ 215,196
J. Michael Culpepper	$ -	$ 3,265	$ 804	$ -	$ 19,300

(2)

Consists of compensation for service as a member of the Company’s Board of Directors voluntarily deferred by such person.  See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2)

Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$15,000	$ --	$15,000
A. Roger Guimond	$15,000	$ --	$15,000
John G. Sample, Jr.	$15,000	$ 500	$15,500
C. Dean Scarborough	$15,000	$ --	$15,000
Robert E. Thompson	$15,000	$ --	$15,000
Keith D. Watson	$15,000	$ --	$15,000

In 2009, each member of the Board of Directors, whether or not such members were executive officers of the Company, were entitled to receive $15,000 per year for service as a member of the Board of Directors, including service on any committee thereof.  In addition, Mr. Sample also received $500 in travel-related expenses to attend meetings.  Messrs. Cheek IV, Guimond, Sample and Watson elected to receive their 2009 directors fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).  Mr. Cheek, III waived any fees otherwise due to him for his service as a director in 2009.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)

Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2009.  Each such person has sole “beneficial” ownership of such shares (as described in applicable SEC rules relating to share ownership).

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
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2009, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group.  Except as described below, each person has sole voting and dispositive power over such shares.

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

The Company leases its home office building and print shop for a total of $12,600 per month from Franklin Enterprises, Inc. under leases which expire December 31, 2010.  Certain shareholders of Franklin Enterprises, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own 66.67% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. Ms. Herring, an Executive Officer, owns 11.11% of Franklin Enterprises, Inc.  In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.

The Company leases its Clarkesville, Georgia branch office for a total of $400 per month from Cheek Investments, Inc. under a lease which expires June 30, 2010. Certain shareholders of Cheek Investments, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own .50% and 33.17% of the shares of Cheek Investments, Inc., respectively. Ms. Herring, an Executive Officer, owns 33.17% of Cheek Investments, Inc.  In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben

F. Cheek, III) owns 10.59% of the Company’s voting stock.  The loan was renewed on January 14, 2008.  The balance on this commercial loan (including principal and accrued interest) was $1,005,737 at December 31, 2009.  The maximum amount outstanding during the year was $1,005,737.  No principal or interest payments were applied against this loan during 2009.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 4.25%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $5,542 for interest accrued during 2009 was applied to the loan on December 31, 2009.   No principal payments on this loan were made in 2009.  The balance on this loan at December 31, 2009 was $248,254.  This was the maximum loan amount outstanding during the year.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2009 and 2008 by Deloitte & Touche LLP in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2009	2008
Services Provided:
Audit Fees (1)	$ 313,725	$ 282,700
Tax Fees (2)	68,400	63,710
Total	$ 382,125	$ 346,410

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2009 and 2008 fiscal years.  Included in these amounts are fees of $5,000 and $10,500 for 2009 and 2008, respectively, related to review of registration statements.

(2)

Fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning.  The services included the preparation of the Company’s and its subsidiaries’ tax returns.

All audit and non-audit services to be performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee. Pursuant to the Audit Committee Pre-Approval Policy (the “Policy”), and as permitted by SEC rules, the Audit Committee may delegate pre-approval authority to any of its members, provided that any service approved in this manner is reported to the full Audit Committee at its next meeting.  The Policy provides for a general pre-approval of certain specifically enumerated services that are to be provided within specified fee levels.  With respect to requests to provide services not specifically pre-approved pursuant to the general grant, such requests must be submitted to the Audit Committee by the Company’s independent registered public accounting firm and its Chief Financial Officer and must include a joint statement as to whether, in their view, the request is consistent with SEC rules on auditor independence.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2009 and 2008.

Consolidated Statements of Income for the three years ended December 31, 2009.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2009.

Consolidated Statements of Cash Flows for the three years ended December 31, 2009.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2009 and 2008.

Condensed Statements of Income for the three years ended December 31, 2009.

Condensed Statements of Cash Flows for the three years ended December 31, 2009.

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

(f)

Form of Indenture by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-1 dated December 27, 2007, File No. 333-148331).

	(g)	Form of Senior Demand Note (incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-1 dated December 27, 2007, File No. 333-148331).

	(h)	Third Modification of Indenture dated March 26, 2010 by and among U.S. Bank National Association and the Company. *

	(i)	Tri-party Agreement by and among the Company, Synovus Trust Company and U.S. Bank National Association. *

	(j)	Fourth Modification of Indenture dated March 26, 2010 by and among U.S. Bank National Association and the Company. *

9.	Not applicable

10.	(a)

Credit Agreement, dated as of December 15, 2006, by and among the Company, Wachovia Bank, National Association, as administrative agent and as a lender, and BMO Capital Markets Financing, Inc., as lender (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 21, 2006).

(b)

Loan and Security Agreement, dated September 11, 2009, by and among the Company and Wells Fargo Preferred Capital, Inc., as agent for Lenders (“Agent”) and a lender, and the other financial institutions from time to time party thereto (collectively, the “Lenders” and each individually is referred to as a “Lender”) (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated September 17, 2009).

(c)

First Amendment (the “First Amendment”), dated November 3, 2009, to that certain Loan and Security Agreement dated as of September 11, 2009, by and among the Company, Wells Fargo Preferred Capital, Inc., as agent for lenders, and the other financial institutions from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 5, 2009).

	(d)	2010 Director Compensation Summary Term Sheet. *

	(e)	Form of the Company’s 2010 Executive Bonus Plan. *

11.	Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Annual Report, incorporated by reference herein.

	12.	Ratio of Earnings to Fixed Charges.

	13.	Annual Report.

	15.	Financial Statement Schedules.

	18.	Not applicable.

	19	Not applicable.

	21.	Subsidiaries of the Company.

	22.	Not applicable.

	23.	Consent of Independent Registered Public Accounting Firm.

	24.	Not applicable.

	27.	Not applicable.

	28.	Not applicable.

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(b)	See “Index to Exhibits”.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 30, 2010	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 30, 2010
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 30, 2010

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 30, 2010

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 30, 2010
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 30, 2010

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 30, 2010

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 30, 2010

/S/ Keith D. Watson
(Keith D. Watson)	Director	March 30, 2010

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2009, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements.

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

4(h)	Third Modification to the Indenture	31
4(i)	Tri-Party Agreement	35
4(j)	Fourth Modification to the Indenture	40
10(d)	2010 Director Compensation Summary Term Sheet	44
10(e)	Form of the Company’s 2010 Executive Bonus Plan	45
12	Ratio of Earnings to Fixed Charges	48
13	Annual Report	49
15	Financial Statement Schedule	97
21	Subsidiaries of Registrant	102
23	Consent of Independent Registered Public Accounting Firm	103
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	104
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	105
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	106
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	106