Form 10-Q
period 2010-06-30
1st FRANKLIN FINANCIAL CORP
filed 2010-08-12
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Class Outstanding at July 31, 2010
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the Six Months Ended June 30, 2010 is incorporated by reference herein.  See Exhibit 19.

Unaudited Condensed Consolidated Statements of Financial Position:
June 30, 2010 and December 31, 2009

Unaudited Condensed Consolidated Statements of Income and Retained Earnings:
Three and Six Months Ended June 30, 2010 and June 30, 2009

Unaudited Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2010 and June 30, 2009

Notes to Unaudited Condensed Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the Six Months Ended June 30, 2010 is incorporated by reference herein.  See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk" in the Company's Quarterly Report to Investors as of and for the Six Months Ended June 30, 2010 is incorporated by reference herein.  See Exhibit 19.

ITEM 4T.	Controls And Procedures:

We maintain a set of disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.  No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1 19 31.1 31.2 32.1 32.2

Second Amendment to Loan and Security Agreement.

Quarterly Report to Investors as of and for the Six Months Ended June 30, 2010.

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

Date: August 12, 2010


1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10.1 19 31.1 31.2 32.1 32.2

Second Amendment to Loan and Security Agreement.

Quarterly Report to Investors as of and for the Six Months

     Ended June 30, 2010

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

5 10 29 30 31 32
