Form 10-K
period 2010-12-31
1st FRANKLIN FINANCIAL CORP
filed 2011-03-30
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2011
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2010, included as Exhibit 13 hereto, are incorporated by reference into Parts I and II of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.

BUSINESS:

The Company, Page 1 and Business, Pages 4-11, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2010 (the “Annual Report”) are incorporated herein by reference.

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

If we do not achieve our anticipated or required results, we may not be able to generate sufficient cash flow from operations or to obtain sufficient funding to satisfy all of our obligations.  The failure to do this would result in a material adverse effect on our business.

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

As described more fully elsewhere in this Annual Report, our senior demand notes can be redeemed at any time without penalty.  Our variable rate subordinated debentures are subject to optional redemption by investors at various times prior to their maturity and holders may request that we redeem debentures during an interest adjustment period, although we are not obligated to accept such requests, and such requests are subject to interest penalties.  It is possible that a significant number of redemption requests could adversely affect our liquidity.

Borrowings under our credit facility are subject to, among other things, a borrowing base.  In the event we are not able to borrow amounts under our credit facility, whether as a result of having reached our maximum borrowing availability there under  or otherwise, we may not be able to fund loans to customers, redeem securities when required or invest in our operations as needed.

Our failure to be able to obtain or maintain sufficient liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

In either event, any reduced liquidity could negatively impact our ability to be able to fund loans, or to pay the principal and interest on any of our outstanding debt securities at any time, including when due.

All of our offers and sales of securities must comply with applicable securities laws, or we could be liable for damages, which could impact our ability to make payments on our outstanding debt securities.

Offers and sales of all of our securities must comply with all applicable federal and state securities laws, including Section 5 of the Securities Act of 1933.  If any of our offers, including those made pursuant to newspaper or radio advertisements, or sales are found not to be in compliance with any of these laws, we could be liable to certain purchasers of the security, could be required to offer to repurchase the security, or could be liable for damages or other penalties.  If we are required to repurchase any of our securities other than in the ordinary course of our business as a result of any such violation, or otherwise are found to be liable for any damages or penalties as a result of any such violation, our financial condition could be materially adversely affected.  Any such adverse effect on our financial condition could materially impair our ability to fund loans in the ordinary course of business or pay principal and interest on our outstanding debt securities.

Uncertain economic conditions could negatively affect our results and profitability.

Continued higher than historically normal unemployment levels and other factors typical of recessionary economic cycles could affect our investors’, customers’, and potential investors’ and customers’ disposable income, confidence, and spending patterns and preferences, which in turn could negatively impact the making of loans, our sales of investment securities and our customers’ ability to repay their obligations to us.  We establish an allowance for loan losses at a level considered adequate by management to absorb potential loan losses inherent in the loan portfolio as of the balance sheet date.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates.  Although Management believes that the Company’s allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our financial condition and results of operations.

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

As a consumer finance company, in addition to being subject to stringent regulatory requirements discussed above, we may, from time to time, be subject to various consumer claims and litigation seeking damages and statutory penalties.  The damages and penalties claimed by consumers and others can often be substantial.  The relief requested varies but generally includes requests for compensatory, statutory and punitive damages.  Unfavorable outcomes in any litigation or statutory proceedings could materially and adversely affect our results of operations, financial condition and cash flows and our ability to make payments on our outstanding obligations.

While we would expect to vigorously defend ourselves against any of these proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes which, in turn, could affect our ability to fund loans or make payments on, or repay, our outstanding obligations, any of which could materially adversely effect our business, results of operations and financial condition.

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

Item 1B.

UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2.

PROPERTIES:

Paragraph 1 of The Company, Page 1; paragraph 1 (and the accompanying table) of Footnote 8 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 37; and map of branch offices, page 46 of the Company’s Annual Report for the year ended December 31, 2010, included herewith as Exhibit 13 (the “Annual Report”), are incorporated herein by reference.

Item 3.

LEGAL PROCEEDINGS:

From time to time, the Company is involved in various claims and lawsuits incidental to its business.  In the opinion of Management based on currently available facts, the ultimate resolution of any such known claims and lawsuits is not expected to have a material effect on the Company’s financial position, liquidity, or results of operations.

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

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE:

Not applicable.

Item 9A.

CONTROLS AND PROCEDURES:

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.    Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice

President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 were effective at December 31, 2010.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, Management believes that internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding the effectiveness of internal controls over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to certain rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

Item 9B.

OTHER INFORMATION:

Not Applicable

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

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	74	1967	Chairman of Board / Chief Executive Officer

Ben F. Cheek, IV (3)(4)(5)	49	2001	Vice Chairman

A. Roger Guimond (3)(5)	56	2004	Executive Vice President / Chief Financial Officer

John G. Sample, Jr. (1)(2)(5)	54	2004	None

C. Dean Scarborough (1)(2)(5)	56	2004	None

Robert E. Thompson (1)(2)(5)	78	1970	None

Keith D. Watson (1)(2)(5)	53	2004	None

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

Ben F. Cheek, III, majority shareholder of the Company, and whose family directly or indirectly owns all of the shares of the Company’s stock, currently serves as both Chief Executive Officer and Chairman of the Board.  Shares of the Company’s stock are not currently traded on any national securities exchange or listed for trading or quoted by any national securities association.  The Company’s Board of Directors believes that, due to the fact that the Company’s shares are privately held and Mr. Cheek, III has significant knowledge of all aspects of its business and operations, the combination of these two positions fosters more consistent communication, accountability and alignment on corporate strategy.  Given the relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has not appointed a lead independent director.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”).  The executive officers comprising the EMT are:  Messrs. Cheek, III, Cheek, IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks.  In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees.  The Audit Committee has specific responsibility for oversight of risks associated with financial accounting and audits, as well as internal control over financial reporting.  The Board receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company.  Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

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

The Audit Committee is composed of Messrs. Sample, Scarborough, and Watson, and Dr. Thompson.  Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, in accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that the members thereof are “independent” and that Mr. Sample is an “audit committee financial expert” as defined by the SEC in Rule 407(d)(5) of Regulation S-K.  In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d)(5) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members of the Board of Directors.  A copy of the Company’s Audit Committee charter is publicly available on the Company’s website at:  http//www.1ffc.com.

The Company is a family owned business in which Ben F. Cheek, III is the majority shareholder.  Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof.  The EMT establishes the basis for all executive compensation, which compensation is approved by Mr. Cheek, III.     Additional information concerning the processes and procedures for the consideration and determination of executive officer and director compensation is contained under the heading “Compensation Discussion and Analysis” below.

Director Qualifications:

The members of the Board of Directors each have the qualifications we believe necessary and desirable to appropriately perform their duties.  Each member has an exemplary record of professional integrity, a dedication to their respective professions and a strong work ethic.

Director	Summary of Qualifications

Ben F. Cheek, III

Executive officer of the Company and majority stockholder of the Company.  Extensive knowledge in the banking and consumer finance industry.   Previously served as director of a Habersham Bancorp.  Has legal background as an attorney.  Has 49 years experience with the Company.  Has previously served as board member on various consumer industry associations.

Ben F. Cheek, IV

Executive officer of the Company and stockholder in the Company.  Knowledgeable in the banking and consumer finance industry.  Has been with the Company for 25 years.  Currently serves on two of the industry’s state association boards and serves as a board member on our industry’s national association.

A. Roger Guimond

Executive officer of the Company.  Knowledgeable in the banking and consumer finance industry.  Has been with the Company for 34 years and is responsible for the accounting, audit and compliance, technology infrastructure and investment center operations of the Company.  Significant experience in finance and related areas.

John G. Sample, Jr.

Independent director.  Extensive knowledge in accounting and reporting standards.  Prior experience as an audit partner in an international independent registered public accounting firm.  Experience and knowledge of the insurance industry through oversight of operating companies.  Knowledgeable of the Company’s operations.  Has served as director of the Company for 6 years and is the Company’s audit committee chairman.

C. Dean Scarborough

Independent director.  Previously served on board of a community bank. Knowledgeable about the Company’s operations.  Currently involved in real estate sales and serves as a county commissioner for Stephens County, Georgia, where the Company maintains its headquarters.  Has served as director of the Company for 6 years.

Robert E. Thompson	Independent director. Retired physician. Knowledgeable about the Company’s operations. Has served as director of Company for 40 years.

Keith D. Watson

Independent director.  Previously served on board of a community bank.  Knowledgeable about the Company’s operations.  Has served as director of Company for 6 years.  Maintains executive position in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationship	Business Experience

Ben F. Cheek, III, 74 Chairman of Board and Chief Executive Officer	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 49 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 47 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.

A. Roger Guimond, 56 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

J. Michael Culpepper, 56 Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

C. Michael Haynie, 56 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 52 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 50 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services under his privately held law firm.

Lynn E. Cox, 53 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Item 11.

EXECUTIVE COMPENSATION:

Compensation Discussion and Analysis

Overall Philosophy:

The overall objective of the Company is to achieve specific annual and long-term strategic goals set by the Executive Management Team (the “EMT”) from time to time, while maintaining a healthy and stable financial position.  It is part of the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the motivation to achieve, and achievement of, these goals and is designed to attract and retain top executives, and to incentivize and to reward the executive officers for their efforts and successes, while properly balancing the encouragement of risk-taking behavior.

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business whose stock is not publicly traded.  Ben F. Cheek, III, the Chairman and Chief Executive Officer, is the majority shareholder of the Company.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The EMT, consisting of executive officers of the Company, establishes the basis for all executive officer compensation, which compensation is subject to approval by Mr. Cheek, III.  The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  The Company has not historically engaged any consultant to advise on compensation related matters.

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

Base Salary:

The Company provides executive officers, and other employees, with a base salary to compensate them for services rendered throughout the year.  Salaries for all executive officers are established annually by Messrs. Cheek III and Cheek, IV and Ms. Herring, based on the level of each executive officer’s responsibility, tenure with the Company and certain publicly available market data with respect to salaries paid for like positions in comparable companies.  In addition, base salary levels are set at a level designed to take into account the fact that the Company does not provide equity-based compensation, as described elsewhere.  Each executive officer has goals set annually which are reviewed with the officer by the President, Vice Chairman and Chief Executive Officer throughout the year.  These goals typically vary depending on the nature of the Executive’s responsibilities.  A formal individual performance and development review is also held each year with each executive officer and Ms. Herring and Mr. Cheek, III, in which the level of achievement with respect to such goals is discussed.  Merit based adjustments to salaries are based on the assessment of each executive’s performance review and overall Company performance.

Bonus Awards:

Bonus amounts paid to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by the Chief Executive Officer.  The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards.  In 2010, it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in

November as a “holiday” bonus.   In addition to this 4% bonus, Mr. Cheek, III retains the discretion to award certain additional amounts.  In 2010, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to provide certain known targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  For example, at the beginning of 2010 the EMT approved the Company’s 2010 Bonus Plan (the “2010 Bonus Plan”).

The 2010 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2010 Bonus Plan, at inception, a minimum pre-tax income threshold of $9.3 million was established as a baseline goal to be achieved in order for any payouts to be made under such Plan.  The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability of the Company to be achieved for the year in order to award non-equity incentive awards.

If that threshold was met, payouts under the 2010 Bonus Plan were based on the number of strategic goals met, as established by the EMT.  For 2010, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal.  Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of each such goal has on the Company’s results of operations and financial condition.  The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts.  The goals were:

(i)

Minimum 4.00% corporate net receivables growth;

(ii)

Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 11.50% of outstanding receivables;

(iii)     $12.0 million minimum pre-tax income (separate from minimum threshold goal);

(iv)     Maximum corporate expense / revenue ratio of 92.50% or less; and

(v)      Minimum 2.55% return on assets.

Bonus payouts under the 2010 Plan depended on the number of goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 25%

2

5% - 35%

3

5% - 45%

4

5% - 55%

5

5% - 65%

In 2010, the Company exceeded the $9.3 million pre-tax threshold goal.  In addition, the Company met all five strategic goals as set out in the 2010 Bonus Plan.

In accordance with discretion afforded the EMT under the 2010 Bonus Plan, amounts paid to each executive officer varied within the payout range depending on personal performance milestones as determined by the EMT.  The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

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

As a result of certain federal limitations on the ability of management or highly compensated employees (within the respective meanings of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) to participate in such plans, Management determined to establish the Company’s Executive Nonqualified Deferred Compensation Plan), (the “Deferred Compensation Plan”).  Pursuant to the plan, the Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Code) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution on the amount of their salary above the 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan.  The EMT determined that it was appropriate to offer the Deferred Compensation Plan, and the matching contribution consistent with the level provided by employees generally, to such persons as if they were eligible to participate in Company sponsored plans open to other employees.

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

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its employees and executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company pays the premiums for their personal medical benefits.  In 2010 Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit.  In addition, during 2010, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

These amounts are reflected in the Summary Compensation Table and related notes below.

Employment Agreements and Change in Control Arrangements:

The Company does not enter into employment agreements with its executive officers.  Given the nature and location of its business, and the fact that the Company is a family owned business whose stock is not  publicly traded, the Company has not had significant turnover among its senior management, and has determined that it is not necessary to enter into such agreements with its executives.

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

The Board of Directors:

Ben F. Cheek, III

C. Dean Scarborough

Ben F. Cheek, IV

Robert E. Thompson

A. Roger Guimond

Keith D. Watson

John G. Sample, Jr.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, III Chairman and CEO	2010 2009 2008	$ 240,000 $ 240,000 $ 240,000	$ 10,466 $ 9,600 $ 9,600	$ - $ - $ -	$ 14,025 $ 114,867 $ 121,749	$ 264,491 $ 364,467 $ 371,349
Ben F. Cheek, IV Vice Chairman	2010 2009 2008	$ 223,583 $ 207,334 $ 197,917	$ 8,943 $ 8,293 $ 7,917	$ 145,329 $ 93,300 $ 39,583	$ 30,561 $ 38,869 $ 45,687	$ 408,416 $ 347,796 $ 291,104
Virginia C. Herring President	2010 2009 2008	$ 223,583 $ 207,334 $ 197,917	$ 8,943 $ 8,293 $ 7,917	$ 145,329 $ 93,300 $ 39,583	$ 11,603 $ 25,490 $ 35,948	$ 389,458 $ 334,417 $ 281,365
A. Roger Guimond Executive Vice President and Chief Financial Officer	2010 2009 2008	$ 309,756 $ 298,080 $ 289,230	$ 20,887 $ 20,120 $ 23,751	$ 201,341 $ 149,040 $ 101,231	$ 40,122 $ 31,123 $ 52,532	$ 572,106 $ 498,363 $ 466,744
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2010 2009 2008	$ 254,600 $ 232,006 $ 217,860	$ 10,590 $ 12,878 $ 8,714	$ 165,490 $ 116,003 $ 76,251	$ 11,562 $ 8,730 $ 15,425	$ 442,242 $ 369,617 $ 318,050

(1) For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2) For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3) All other compensation for executive officers for 2010 is detailed as follows:

Name	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees (1)	Company Contribution To Deferred Comp Plan	Total

Ben F. Cheek, III	$ 8,800	$ 2,400	$ 2,464	$ -	$ 361	$ 14,025
Ben F. Cheek, IV	$ 28	$ 2,400	$ 4,495	$ 20,000	$ 3,638	$ 30,561
Virginia C. Herring	$ 37	$ 2,400	$ 5,528	$ -	$ 3,638	$ 11,603
A. Roger Guimond	$ -	$ 2,400	$ 2,454	$ 20,000	$ 15,268	$ 40,122
J. Michael Culpepper	$ 835	$ 2,400	$ 2,216	$ -	$ 6,111	$ 12,562

(1)

Messrs. Cheek IV and Guimond, both Directors of the Company, elected to receive their 2010 director fees as deferred compensation, and such amounts are also reported as such.  See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2010, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2010 Bonus Plan.  The following table sets forth certain information with respect to awards granted during or for the fiscal year ended December 31, 2010 to our executive officers.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, III	3/28/2010	$ -	$ -	$ -
Ben F. Cheek, IV	3/28/2010	$ 11,179	$ 78,254	$ 145,329
Virginia C. Herring	3/28/2010	$ 11,179	$ 78,254	$ 145,329
A. Roger Guimond	3/28/2010	$ 15,488	$ 108,415	$ 201,341
J. Michael Culpepper	3/28/2010	$ 12,730	$ 89,110	$ 165,490

(1)

Represents estimated possible payouts under the 2010 Bonus Plan.  The “Threshold “ column reflects the payout which would have occurred if each performance goal as set out in the 2010 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary.  The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2010 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%).  The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2010 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary.  In accordance with certain discretion afforded to the EMT under the 2010 Bonus Plan, amounts actually paid to each executive officer varied within the payout range depending on personal performance milestones as determined by the EMT.  Actual amounts paid to each named executive officer are set out in the Summary Compensation Table above, under the heading “Non-Equity Incentive Plan Compensation”.

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business in which Ben F. Cheek, III is the majority shareholder.  Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof.  The EMT establishes the basis for all executive compensation, which compensation is approved by Mr. Cheek, III.

During 2010, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ 360	$ 34,379	$ -	$ 686,215
Ben F. Cheek, IV	$ 20,000	$ 460	$ 1,085	$ -	$ 37,079
Virginia C. Herring	$ -	$ 460	$ 290	$ -	$ 6,248
A. Roger Guimond	$ 20,000	$ 11,221	$ 9,475	$ -	$ 215,196
J. Michael Culpepper	$ -	$ 3,265	$ 804	$ -	$ 19,300

(2)

Consists of compensation for service as a member of the Company’s Board of Directors voluntarily deferred by such person.  See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2)

Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$20,000	$ --	$20,000
A. Roger Guimond	$20,000	$ --	$20,000
John G. Sample, Jr.	$20,000	$ 500	$20,500
C. Dean Scarborough	$20,000	$ --	$20,000
Robert E. Thompson	$20,000	$ --	$20,000
Keith D. Watson	$20,000	$ --	$20,000

In 2010, each member of the Board of Directors, whether or not such members were executive officers of the Company, were entitled to receive $20,000 per year for service as a member of the Board of Directors, including service on any committee thereof.  In addition, Mr. Sample also received $500 in travel-related expenses to attend meetings.  Messrs. Cheek IV, Guimond, Sample and Watson elected to receive their 2010 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).  Mr. Cheek, III waived any fees otherwise due to him for his service as a director in 2010.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)

Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the

Company’s voting securities as of December 31, 2010.  Each such person has sole “beneficial” ownership of such shares (as described in applicable SEC rules relating to share ownership).

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
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2010, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group.  Except as described below, each person has sole voting and dispositive power over such shares.

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

(1)

Ben F. Cheek, III and Elizabeth Cheek were the grantors of six irrevocable trusts.  Two trusts were established for the benefit of each of Ben F. Cheek, IV, Virginia C. Herring and David W. Cheek.  The trustees of each of the trusts, who by virtue of dispositive power over the assets thereof are deemed to be the beneficial owners of shares of the Company’s non-voting common stock contained therein, are the two persons named above who are not the named beneficiaries of each of the respective trusts.

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

The Company leases its home office building and print shop for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expire December 31, 2015.  Certain shareholders of Franklin Enterprises, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own 66.67% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. Ms. Herring, an Executive Officer, owns 11.11% of the shares of Franklin Enterprises, Inc.  In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $756.000.

The Company leases its Clarkesville, Georgia branch office for a total of $5,100 per year (increasing to $5,400 per year beginning 2012) from Cheek Investments, Inc. under a lease which expires June 30, 2015. Certain shareholders of Cheek Investments, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own .50% and 33.17% of the shares of Cheek Investments, Inc., respectively. Ms. Herring, an Executive Officer, owns 33.17% of the shares of Cheek Investments, Inc.  In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $24,300.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The loan was renewed on March 9, 2010.  The balance on this commercial loan (including principal and accrued interest) was

$1,083,595 at December 31, 2010.  The maximum amount outstanding during the year was $1,083,595.  No principal or interest payments were applied against this loan during 2010.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 4.25%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $5,722 for interest accrued during 2010 was applied to the loan on December 31, 2010.   No principal payments on this loan were made in 2010.  The balance on this loan at December 31, 2010 was $265,190.  This was the maximum amount outstanding during the year.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2010 and 2009 by Deloitte & Touche LLP in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2010	2009
Services Provided:
Audit Fees (1)	$ 303,198	$ 313,725
Tax Fees (2)	67,550	68,400
Total	$ 370,748	$ 382,125

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2010 and 2009, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2010 and 2009 fiscal years.  Included in these amounts are fees of $5,000 per year for each of 2010 and 2009 related to the review of certain registration statements.

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

(a)

(1)

Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2010 and 2009

Consolidated Statements of Income for the three years ended December 31, 2010

Consolidated Statements of Stockholders’ Equity for the three years ended

December 31, 2010

Consolidated Statements of Cash Flows for the three years ended December 31, 2010

Notes to Consolidated Financial Statements.

(2)

Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2010 and 2009.

Condensed Statements of Income for the three years ended December 31, 2010.

Condensed Statements of Cash Flows for the three years ended December 31, 2010.

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

(h)

Third Modification of Indenture dated March 26, 2010 by and between U.S. Bank National Association and the Company (incorporated by reference to Exhibit 4(h) to the Company’s Form 10-K for the year ended December 31, 2009).

(i)

Tri-party Agreement by and among the Company, Synovus Trust Company and U.S. Bank National Association (incorporated by reference to Exhibit 4(i) to the Company’s Form 10-K for the year ended December 31, 2009).

(j)

Fourth Modification of Indenture dated March 26, 2010 by and between U.S. Bank National Association and the Company (incorporated by reference to Exhibit 4(j) to the Company’s Form 10-K for the year ended December 31, 2009).

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

(d)

Second Amendment (the “Second Amendment”), dated August 11, 2010, to that certain Loan and Security Agreement dated as of September 11, 2009, by and among the Company, Wells Fargo Preferred Capital, Inc., as agent for lenders, and the financial institutions a party thereto as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2010).

(e)

Director Compensation Summary Term Sheet ((incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 2009).

(f)

Form of the Company’s 2011 Executive Bonus Plan. *

11.

Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Annual Report, incorporated by reference herein.

12.

Ratio of Earnings to Fixed Charges.

13.

Annual Report.

15.

Financial Statement Schedules.

21.

Subsidiaries of the Company.

23.

Consent of Independent Registered Public Accounting Firm.

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

(b)

See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 29, 2011	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 29, 2010
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 29, 2011

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 29, 2011

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 29, 2011
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 29, 2011

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 29, 2011

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 29, 2011

/S/ Keith D. Watson
(Keith D. Watson)	Director	March 29, 2011

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2010, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders 1st Franklin Financial Corporation

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated March 29, 2011; such consolidated financial statements and report are included in your 2009 Annual Report to Investors and are incorporated herein by reference.  Our audits also included the financial statement schedule of the Company listed in Item 15.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 29, 2011

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2010 AND 2009

ASSETS
		2010	2009
	CASH AND CASH EQUIVALENTS	$ 3,579,814	$ 3,510,146

	SHORT-TERM INVESTMENTS	1,547	--

	RESTRICTED CASH	81,661	--

	LOANS:
	Direct Cash Loans	347,445,192	327,424,876
	Real Estate Loans	22,967,279	24,336,405
	Sales Finance Contracts	21,694,633	23,071,118
		392,107,104	374,832,399

Less:	Unearned Finance Charges	45,811,133	43,331,239
	Unearned Insurance Commissions	12,951,586	12,376,214
	Allowance for Loan Losses	24,110,085	26,610,085
		309,234,300	292,514,861

	INVESTMENTS IN SUBSIDIARIES	93,547,530	84,850,301

	MARKETABLE DEBT SECURITIES:
	Available for Sale, at fair market value	377,067	402,526

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	less accumulated depreciation and amortization
	of $17,364,987 and $15,724,169 in 2010 and 2009, respectively	6,687,456	7,626,510
	Miscellaneous	3,749,978	2,782,863
		10,437,434	10,409,373

	TOTAL ASSETS	$ 417,259,353	$ 391,687,207

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2010 AND 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

2010	2009

SENIOR DEBT:
Notes Payable to Banks	$ 900,000	$ 16,204,309
Senior Demand Notes, including accrued interest	40,392,404	41,209,099
Commercial Paper	167,199,875	129,435,443
	208,492,279	186,848,851

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	17,580,525	14,264,100

SUBORDINATED DEBT	59,779,620	74,883,979

Total Liabilities	285,852,424	275,996,930

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2010 and 2009	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2010 and 2009	--	--
Accumulated Other Comprehensive Income	246,750	272,210
Retained Earnings	130,990,179	115,248,067
Total Stockholders' Equity	131,406,929	115,690,277

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 417,259,353	$ 391,687,207

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
INTEREST INCOME:
Finance Charges	$ 100,475,533	$ 96,494,760	$ 94,434,623
Investment Income	29,917	15,089	26,302
	100,505,450	96,509,849	94,460,925

INTEREST EXPENSE:
Senior Debt	8,583,664	8,745,154	8,333,678
Subordinated Debt	3,855,020	4,936,793	6,393,999
	12,438,684	13,681,947	14,727,677

NET INTEREST INCOME	88,066,766	82,827,902	79,733,248

PROVISION FOR LOAN LOSSES	20,907,373	29,302,142	25,725,394

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,159,393	53,525,760	54,007,854

NET INSURANCE INCOME	17,610,978	16,773,235	16,823,210

OTHER REVENUE	5,897,444	5,223,733	5,301,054

OPERATING EXPENSES:
Personnel Expense	51,566,673	48,366,010	46,830,271
Occupancy Expense	10,752,842	11,186,780	10,653,752
Other Expense	16,641,626	16,455,343	17,545,462
	78,961,141	76,008,133	75,029,485

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	11,706,674	(485,405)	1,102,633

PROVISION FOR INCOME TAXES	10,214	11,081	11,713

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	8,986,977	8,869,493	9,573,856

NET INCOME	20,683,437	8,373,007	10,664,776

RETAINED EARNINGS, Beginning of Period	115,248,067	115,633,371	108,699,923
Distributions on Common Stock	4,941,325	8,758,311	3,731,328
RETAINED EARNINGS, End of Period	$ 130,990,179	$ 115,248,067	$ 115,633,371

SCHEDULE I

1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 20,683,437	$ 8,373,007	$ 10,664,776
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for Loan Losses	20,907,373	29,302,142	25,725,394
Depreciation and Amortization	2,465,829	2,577,539	2,447,007
Equity in undistributed earnings of subsidiaries	(8,697,229)	(8,834,493)	19,343,979
Gain on sale of marketable securities and
equipment and premium amortization on securities	(46,431)	(18,572)	(10,185)
(Increase) Decrease in Miscellaneous Assets	(967,115)	415,355	(409,987)
Increase (Decrease) in Other Liabilities	3,316,425	283,152	(1,418,796)
Net Cash Provided	37,662,289	32,098,130	56,342,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(241,803,898)	(214,933,802)	(236,634,867)
Loan payments	204,177,086	190,367,098	201,549,309
Purchase of joint venture interest	--	(171,471)	--
Increase in restricted cash	81,661	--	--
Capital expenditures	(1,610,695)	(997,083)	(2,777,574)
Proceeds from sale of equipment	130,350	53,331	25,234
Net Cash Used	(39,188,818)	(25,681,927)	(37,837,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Senior Demand Notes	(816,695)	(132,740)	(7,268,898)
Advances on credit line	11,240,082	90,246,309	103,563,000
Payments on credit line	(26,544,391)	(96,309,681)	(97,980,000)
Commercial Paper issued	53,169,908	396,342,906	35,766,727
Commercial Paper redeemed	(15,405,476)	(372,970,262)	(46,781,459)
Subordinated Debt issued	18,218,840	11,623,006	21,619,938
Subordinated Debt redeemed	(33,323,199)	(23,344,036)	(26,980,643)
Dividends / Distributions Paid	(4,941,325)	(8,758,311)	(3,731,328)
Net Cash Provided (Used)	1,597,744	(3,302,809)	(21,792,663)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	71,215	3,113,394	(3,288,373)

CASH AND CASH EQUIVALENTS, beginning	3,510,146	396,752	3,685,125

CASH AND CASH EQUIVALENTS, ending	$ 3,581,361	$ 3,510,146	$ 396,752

Cash paid during the year for:	Interest	$ 12,519,354	$ 13,607,180	$ 14,830,353
	Income Taxes	16,000	11,415	10,700

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(f)	Form of the Company’s 2011 Executive Bonus Plan	35
12	Ratio of Earnings to Fixed Charges	37
13	Annual Report	38
21	Subsidiaries of Registrant	86
23	Consent of Independent Registered Public Accounting Firm	87
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	88
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	89
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	90
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	91