Form 10-Q
period 2011-06-30
1st FRANKLIN FINANCIAL CORP
filed 2011-08-15
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C 20549

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

------------------------------

Commission File Number 2-27985

------------------------------

1st Franklin Financial Corporation

A Georgia Corporation I.R.S. Employer Identification No. 58-0521233

135 East Tugalo Street
Post Office Box 880
Toccoa, Georgia 30577
(706) 886-7571

------------------------------

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and  (2) has been subject to such filing requirements for the past 90 days.  Yes   X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X   No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer  X   Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at July 31, 2011
Voting Common Stock, par value $100 per share 1,700 Shares
Non-Voting Common Stock, no par value 168,300 Shares

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the Six Months Ended June 30, 2011 is incorporated by reference herein.  See Exhibit 19.

Unaudited Condensed Consolidated Statements of Financial Position:
June 30, 2011 and December 31, 2010

Unaudited Condensed Consolidated Statements of Income and Retained Earnings:
Three and Six Months Ended June 30, 2011 and June 30, 2010

Unaudited Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2011 and June 30, 2010

Notes to Unaudited Condensed Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the Six Months Ended June 30, 2011 is incorporated by reference herein.  See Exhibit 19.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk" in the Company's Quarterly Report to Investors as of and for the Six Months Ended June 30, 2011 is incorporated by reference herein.  See Exhibit 19.

ITEM 4.	Controls and Procedures:

We maintain a set of disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective.  No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings:

The Company is involved in various legal proceedings incidental to its business from time to time.  In the opinion of Management, the ultimate resolution of any such known claims or proceedings is not expected to have a material effect on the Company’s financial position, liquidity or results of operations.

ITEM 6.	Exhibits:

(a) Exhibits:

4(a) 4(a) 4(b) 4(c) 4(d) 4(e) 19 31.1 31.2 32.1 32.2 101

Form of Series 1 Variable Rate Subordinated Debenture (incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173684).

Indenture by and between the Company and U.S. Bank National Association as of April 3, 2008 (incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

Form of Senior Demand Note (incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

Form of Overdraft Protection Agreement, Security Agreement and Assignment (incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

Form of Senior Demand Note Check Redemption Agreement (incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

Form of Check (incorporated by reference to Exhibit 4(e) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

Quarterly Report to Investors as of and for the Six Months Ended June 30, 2011.

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from 1st Franklin Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Statement of Financial Position at June 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed, Consolidated Financial Statements . *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(101.INS)	XBRL Instance Document. **
(101.SCH)	XBRL Taxonomy Extension Schema Document. **
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. **
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document. **
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. **
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document. ** ------------------------------------ ** Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Ben F. Cheek, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ A. Roger Guimond
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2011


1st FRANKLIN FINANCIAL CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

19 31.1 31.2 32.1 32.2

Quarterly Report to Investors as of and for the Six Months

     Ended June 30, 2011

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

     Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Principal Financial Officer Pursuant to

     18 U.S.C. Section 1350, as Adopted Pursuant to

     Section 906 of the Sarbanes-Oxley Act of 2002

5 27 28 29 30
101 (101.INS) (101.SCH) (101.CAL) (101.LAB) (101.PRE) (101.DEF)

The following materials from 1st Franklin Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Statement of Financial Position at June 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed, Consolidated Financial Statements . *

XBRL Instance Document. **

XBRL Taxonomy Extension Schema Document. **

XBRL Taxonomy Extension Calculation Linkbase Document. **

XBRL Taxonomy Extension Label Linkbase Document. **

XBRL Taxonomy Extension Presentation Linkbase Document. **

XBRL Taxonomy Extension Definition Linkbase Document. **

----------------------------

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

* Furnished herewith (not filed).
