Form 10-K
period 2011-12-31
1st FRANKLIN FINANCIAL CORP
filed 2012-03-30
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 29, 2012
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2011, included as Exhibit 13 hereto, are incorporated by reference into Parts I and II of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.

BUSINESS:

The Company, Page 1 and Business, Pages 4-11, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2011 (the “Annual Report”) are incorporated herein by reference.

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

Borrowings under our credit facility are subject to, among other things, a borrowing base.  In the event we are not able to borrow amounts under our credit facility, whether as a result of having reached our maximum borrowing availability thereunder or otherwise, we may not be able to fund loans to customers, redeem securities when required or invest in our operations as needed.

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

Continued higher than historically normal unemployment levels and other factors typical of recessionary economic cycles could affect our investors’, customers’, and potential investors’ and customers’ disposable income, confidence, and spending patterns and preferences, which in turn could negatively impact the making of loans, our sales of investment securities and our customers’ ability to repay their obligations to us.  We establish an allowance for loan losses at a level considered adequate by management to absorb probable loan losses inherent in the loan portfolio as of the balance sheet date.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates.  Although Management believes that the Company’s allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our financial condition and results of operations.

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

Consumer finance companies and other companies that offer and sell securities to the public such as the Company are subject to an increasing number of laws and government regulations, and if we fail to comply with these laws or regulations, our business may suffer and our ability to pay our obligations may be impaired.

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

In addition, all companies that offer and sell securities to the public or that are involved in lending are also becoming subject to increasing regulatory requirements.  For instance, on July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  This new law significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection as an independent entity given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear; however, we believe that it will increase our cost of doing business and time spent by Management on regulatory matters which may have a material adverse effect on the Company’s operations and results.

In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the loans we make.  Although, we believe that we are in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance that a change in any of those laws, or in their interpretation, will not make our compliance therewith more difficult or expensive, restrict our ability to originate loans, further limit or restrict the amount of interest and other charges we earn under such loans, or otherwise adversely affect our financial condition or business operations.  The burdens of complying with these laws and regulations, and the possible sanctions if we do not so comply, are significant, and may result in a downturn in our business or our inability to carry on our business in a manner similar to how we currently operate.

If we experience unfavorable litigation results, our ability to timely meet our obligations may be impaired.

As a consumer finance company, in addition to being subject to stringent regulatory requirements, we may, from time to time, be subject to various consumer claims and litigation seeking damages and statutory penalties.  The damages and penalties claimed by consumers and others can often be substantial.  The relief requested varies but generally includes requests for compensatory, statutory and punitive damages.  Unfavorable outcomes in any litigation or statutory proceedings could materially and adversely affect our results of operations, financial condition and cash flows and our ability to make payments on our outstanding obligations.

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

Our daily operations depend heavily on our computer systems, data system networks and service providers to consistently provide efficient and reliable service.  The Company may be subject to disruptions in its operating systems arising from events that are wholly or partially beyond its control, which in turn may give rise to disruption of service to our customers.  If our systems were to become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially adversely impact our business operations and financial condition.

A data security breach with regard to personally identifiable information about our customers or employees could negatively affect operations and result in high costs.

In the ordinary course of business, we receive personally identifiable information (“PII”) about our customers.  We also receive PII from our employees.  Numerous state and federal regulations, as well as other vendor standards, govern the collection and maintenance of PII from consumers and other individuals.  There are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties.  Despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events.  Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe in proprietary information.

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

Item 1B.

UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2.

PROPERTIES:

Paragraph 1 of section “The Company”, Page 1; paragraph 1 (and the accompanying table) of Footnote 8 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, Page 36; and map of branch offices, page 46 of the Company’s Annual Report for the year ended December 31, 2011, included herewith as Exhibit 13 (the “Annual Report”), are incorporated herein by reference.

Item 3.

LEGAL PROCEEDINGS:

From time to time, the Company is involved in various claims and lawsuits incidental to its business.  In the opinion of Management based on currently available facts, the ultimate resolution of any such known claims and lawsuits is not expected to have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 4.

MINE SAFETY DISCLOSURES:

Not Applicable.

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

Item 7A.

QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk sub-heading, Page 15 of the Annual Report is incorporated herein by reference.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Report of Independent Registered Public Accounting Firm and the Company’s Consolidated Financial Statements and Notes thereto, Pages 20-42 of the Annual Report are incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 were effective at December 31, 2011.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, Management believes that internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2011.

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

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	75	1967	Chairman of Board / Chief Executive Officer

Ben F. Cheek, IV (3)(4)(5)	50	2001	Vice Chairman

A. Roger Guimond (3)(5)	57	2004	Executive Vice President / Chief Financial Officer

John G. Sample, Jr. (1)(2)(5)	55	2004	None

C. Dean Scarborough (1)(2)(5)	57	2004	None

Robert E. Thompson (1)(2)(5)	79	1970	None

Keith D. Watson (1)(2)(5)	54	2004	None

(1)

Member of Audit Committee.

(2)

Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, since 2002.  Mr. Scarborough was involved in real estate sales during 2006-2008.  Since 2009 he has served as a county commissioner for Stephens County.  Dr. Thompson is a retired physician.  Mr. Watson is Vice President and Corporate Secretary of Bowen & Watson, Inc., a general contracting company.  Mr. Watson has been in his position of employment, and Dr. Thompson has been retired, for more than five years.

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

Ben F. Cheek, III, a shareholder of the Company, and whose family directly or indirectly owns all of the shares of the Company’s stock, currently serves as both Chief Executive Officer and Chairman of the Board.  Shares of the Company’s stock are not currently traded on any national securities exchange or listed for trading or quoted by any national securities association.  The Company’s Board of Directors believes that, due to the fact that the Company’s shares are privately held and Mr. Cheek, III has significant knowledge of all aspects of its business and operations, the combination of these two positions fosters more consistent communication, accountability and alignment on corporate strategy.

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

The Company is a family owned business.  Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof.  The EMT establishes the basis for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III, Cheek, IV and Ms. Herring.     Additional information concerning the processes and procedures for the consideration and determination of executive officer and director compensation is contained under the heading “Compensation Discussion and Analysis” below.

Because of the closely held nature of the ownership of the Company, the Board views that it is appropriate for the Company not to have a formal process for shareholders to send communications to the Board.

Director Qualifications:

The members of the Board of Directors each have the qualifications we believe necessary and desirable to appropriately perform their duties.  Each member has an exemplary record of professional integrity, a dedication to their respective professions and a strong work ethic.

Director	Summary of Qualifications

Ben F. Cheek, III

Executive officer of the Company.  Extensive knowledge in the banking and consumer finance industry.   Previously served as director of a Habersham Bancorp.  Has legal background as an attorney.  Has 50 years experience with the Company.  Has previously served as board member on various consumer industry associations.

Ben F. Cheek, IV

Executive officer of the Company.  Knowledgeable in the banking and consumer finance industry.  Has been with the Company for 25 years.  Currently serves on two of the industry’s state association boards and serves as a board member on our industry’s national association.

A. Roger Guimond

Executive officer of the Company.  Knowledgeable in the banking and consumer finance industry.  Has been with the Company for 35 years and is responsible for the accounting, audit and compliance, technology infrastructure and investment center operations of the Company.  Significant experience in finance and related areas.

John G. Sample, Jr.

Independent director.  Extensive knowledge in accounting and reporting standards.  Prior experience as an audit partner in an international independent registered public accounting firm.  Experience and knowledge of the insurance industry through executive management positions at operating companies.  Has served as director of the Company for 7 years and is the Company’s audit committee chairman.

C. Dean Scarborough

Independent director.  Previously served on board of a community bank.  Currently serves as a county Commissioner for Stephens County, Georgia, where the Company maintains its headquarters.  Has served as director of the Company for 7 years.

Robert E. Thompson	Independent director. Retired physician. Has served as director of Company for 41 years.

Keith D. Watson	Independent director. Previously served on board of a community bank. Has served as director of Company for 7 years. Maintains executive position in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationship	Business Experience

Ben F. Cheek, III, 75 Chairman of Board and Chief Executive Officer	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 50 Vice Chairman Son of Ben F. Cheek, III	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 48 President Daughter of Ben F. Cheek, III

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.

A. Roger Guimond, 57 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

J. Michael Culpepper, 57 Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

C. Michael Haynie, 57 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 53 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 51 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services under his privately held law firm.

Lynn E. Cox, 54 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The EMT, consisting of executive officers of the Company, establishes the basis for all executive officer compensation, which compensation is subject to approval by shareholders Messrs. Cheek, III, Cheek IV, and Ms. Herring.  The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  The Company has not historically engaged any consultant to advise on compensation related matters.

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

Bonus Awards:

Bonus amounts paid to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by shareholders Messrs. Cheek, III, Cheek IV, and Ms. Herring.  The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards.  In 2011, it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus.   In addition to this 4% bonus, Messrs.

Cheek III and Cheek, IV and Ms. Herring, retains the discretion to award certain additional amounts.  In 2011, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to provide certain known targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  For example, at the beginning of 2011 the EMT approved the Company’s 2011 Bonus Plan (the “2011 Bonus Plan”).

The 2011 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2011 Bonus Plan, at inception, a minimum pre-tax income threshold of $11.5 million was established as a baseline goal to be achieved in order for any payouts to be made under such Plan.  The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability of the Company to be achieved for the year in order to award non-equity incentive awards.

If that threshold was met, payouts under the 2011 Bonus Plan were based on the number of strategic goals met, as established by the EMT.  For 2011, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal.  Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of each such goal has on the Company’s results of operations and financial condition.  The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts.  The goals were:

(i)

Minimum 5.00% corporate net receivables growth;

(ii)

Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 10.50% of outstanding receivables;

(iii)     $19.0 million minimum pre-tax income (separate from minimum threshold goal);

(iv)     Maximum corporate expense / revenue ratio of 90.00% or less; and

(v)      Minimum 3.25% return on assets.

Bonus payouts under the 2011 Plan depended on the number of goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 25%

2

5% - 35%

3

5% - 45%

4

5% - 55%

5

5% - 65%

In 2011, the Company exceeded the $11.5 million pre-tax threshold goal.  In addition, the Company met all five strategic goals as set out in the 2011 Bonus Plan.

In accordance with discretion afforded the EMT under the 2011 Bonus Plan, amounts paid to each executive officer varied within the payout range depending on personal performance milestones as determined by the EMT.  The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

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

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its employees and executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company pays the premiums for their personal medical benefits.  In 2011 Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit.  In addition, during 2011, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

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

The Board of Directors:

Ben F. Cheek, III

C. Dean Scarborough

Ben F. Cheek, IV

Robert E. Thompson

A. Roger Guimond

Keith D. Watson

John G. Sample, Jr.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, III Chairman and CEO	2011 2010 2009	$ 240,000 $ 240,000 $ 240,000	$ 10,024 $ 10,466 $ 9,600	$ - $ - $ -	$ 14,427 $ 14,025 $ 114,867	$ 264,451 $ 264,491 $ 364,467
Ben F. Cheek, IV Vice Chairman	2011 2010 2009	$ 233,833 $ 223,583 $ 207,334	$ 9,833 $ 8,943 $ 8,293	$ 159,792 $ 145,329 $ 93,300	$ 50,364 $ 30,561 $ 38,869	$ 453,822 $ 408,416 $ 347,796
Virginia C. Herring President	2011 2010 2009	$ 262,500 $ 223,583 $ 207,334	$ 10,500 $ 8,943 $ 8,293	$ 177,625 $ 145,329 $ 93,300	$ 17,912 $ 11,603 $ 25,490	$ 468,537 $ 389,458 $ 334,417
A. Roger Guimond Executive Vice President and Chief Financial Officer	2011 2010 2009	$ 322,625 $ 309,756 $ 298,080	$ 25,650 $ 20,887 $ 20,120	$ 217,707 $ 201,341 $ 149,040	$ 44,619 $ 40,122 $ 31,123	$ 610,601 $ 572,106 $ 498,363
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2011 2010 2009	$ 280,264 $ 254,600 $ 232,006	$ 11,616 $ 10,590 $ 12,878	$ 182,172 $ 165,490 $ 116,003	$ 15,625 $ 11,562 $ 8,730	$ 489,677 $ 442,242 $ 369,617

(1) For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2) For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3) All other compensation for executive officers for 2011 is detailed as follows:

Name	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees and Deferred Salary (1)	Company Contribution To Deferred Comp Plan	Total

Ben F. Cheek, III	$ 8,494	$ 2,400	$ 3,172	$ -	$ 361	$ 14,427
Ben F. Cheek, IV	$ 537	$ 2,400	$ 8,947	$ 32,000	$ 6,480	$ 50,364
Virginia C. Herring	$ 457	$ 2,400	$ 7,255	$ -	$ 7,800	$ 17,912
A. Roger Guimond	$ -	$ 2,400	$ 2,518	$ 20,000	$ 19,701	$ 44,619
J. Michael Culpepper	$ 1,576	$ 2,400	$ 2,111	$ -	$ 9,538	$ 15,625

(1)

Messrs. Cheek IV and Guimond, both Directors of the Company, elected to receive their 2011 director fees as deferred compensation amounting to $20,000 each.  Also in 2011, Mr. Cheek IV elected to defer $12,000 in salary.  See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2011, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2011 Bonus Plan.  The following table sets forth certain information with respect to awards granted during or for the fiscal year ended December 31, 2011 to our executive officers.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, III	3/28/2011	$ -	$ -	$ -
Ben F. Cheek, IV	3/28/2011	$ 12,292	$ 86,042	$ 159,792
Virginia C. Herring	3/28/2011	$ 13,125	$ 91,875	$ 170,625
A. Roger Guimond	3/28/2011	$ 16,131	$ 112,914	$ 209,707
J. Michael Culpepper	3/28/2011	$ 14,013	$ 98,093	$ 182,172

(1)

Represents estimated possible payouts under the 2011 Bonus Plan.  The “Threshold “ column reflects the payout which would have occurred if each performance goal as set out in the 2011 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary.  The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2011 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%).  The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2011 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary.  In accordance with certain discretion afforded to the EMT under the 2011 Bonus Plan, amounts actually paid to each executive officer varied within the payout range depending on personal performance milestones as determined by the EMT.  Actual amounts paid to each named executive officer are set out in the Summary Compensation Table above, under the heading “Non-Equity Incentive Plan Compensation”.

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof.  The EMT establishes the basis for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III and Cheek, IV, and Ms. Herring,

During 2011, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ 361	$ 21,057	$ -	$ 732,556
Ben F. Cheek, IV	$ 32,000	$ 6,480	$ 2,005	$ -	$ 102,532
Virginia C. Herring	$ -	$ 7,800	$ 301	$ -	$ 18,210
A. Roger Guimond	$ 20,000	$ 19,701	$ 7,650	$ -	$ 305,521
J. Michael Culpepper	$ -	$ 9,538	$ 775	$ -	$ 36,415

(2)

Consists of compensation of $20,000 for service as a member of the Company’s Board of Directors voluntarily deferred by such person.  Also includes $12,000 in deferred salary by Ben F. Cheek, IV.  See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2)

Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$20,000	$ --	$20,000
A. Roger Guimond	$20,000	$ --	$20,000
John G. Sample, Jr.	$20,000	$1,000	$21,000
C. Dean Scarborough	$20,000	$ --	$20,000
Robert E. Thompson	$20,000	$ --	$20,000
Keith D. Watson	$20,000	$ --	$20,000

In 2011, each member of the Board of Directors, whether or not such members were executive officers of the Company, were entitled to receive $20,000 per year for service as a member of the Board of Directors, including service on any committee thereof.  In addition, Mr. Sample also received $1,000 in travel-related expenses to attend meetings.  Messrs. Cheek IV, Guimond, Sample and Watson elected to receive their 2011 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).  Mr. Cheek, III waived any fees otherwise due to him for his service as a director in 2011.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)

Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2011.  Each such person has sole “beneficial” ownership of such shares (as described in applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
837 Beaver Dam Rd.
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
1135 Summit Ridge Dr.
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2011, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group.  Except as described below, each person has sole voting and dispositive power over such shares.

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	14,674 Shares - Direct	8.72%

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	10.59%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	75,794 Shares – Indirect (1)	45.04%

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	10.59%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%
	Non-Voting Common Stock	75,794 Shares – Indirect (1)	45.04%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

J. Michael Culpepper	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Robert E. Thompson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,288 Shares - Direct	.76%
as a Group	Non-Voting Common Stock	50,697 Shares - Direct	29.82%
(12 persons)	Non-Voting Common Stock	66,394- Indirect (1)	39.06%

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

The Company leases its home office building and print shop for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expire December 31, 2015.  Certain shareholders of Franklin Enterprises, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own 66.67% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. Ms. Herring, an Executive Officer, owns 11.11% of the shares of Franklin Enterprises, Inc.  In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $604,800.

The Company leases its Clarkesville, Georgia branch office for a total of $5,400 per year from Cheek Investments, Inc. under a lease which expires June 30, 2015. Certain shareholders of Cheek Investments, Inc. are also shareholders of the Company.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own .50% and 33.17% of the shares of Cheek Investments, Inc., respectively. Ms. Herring, an Executive Officer, owns 33.17% of the shares of Cheek Investments, Inc.  In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $18,900.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock.  The loan was renewed on July 20, 2011.  The balance on this commercial loan (including principal and accrued interest) was $1,283,106 at December 31, 2011.  The maximum amount outstanding during the year was $1,283,106.  No principal or interest payments were applied against this loan during 2011.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 4.25%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $5,071 for interest accrued during 2011 was applied to the loan on December 31, 2011.   No principal payments on this loan were made in 2011.  The balance on this loan at December 31, 2011 was $282,324.  This was the maximum amount outstanding during the year.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2011 and 2010 by Deloitte & Touche LLP in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2011	2010
Services Provided:
Audit Fees (1)	$ 210,572	$ 303,198
Tax Fees (2)	110,925	67,550
Total	$ 321,497	$ 370,748

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2011 and 2010, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2011 and 2010 fiscal years.  Included in these amounts are fees of $32,000 and $5,000 for 2011 and 2010, respectively, related to the review of certain registration statements.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2011 and 2010

Consolidated Statements of Income for the three years ended December 31, 2011

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2011

Consolidated Statements of Cash Flows for the three years ended December 31, 2011

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2011 and 2010.

Condensed Statements of Income for the three years ended December 31, 2011.

Condensed Statements of Cash Flows for the three years ended December 31, 2011.

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

(h)

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

(k)

Form of Indenture by and between the Company and U.S. Bank National Association as of April 3, 2008 (incorporated by reference to Exhibit 4(a) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

(l)	Form of Senior Demand Note (incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

(m)

Form of Overdraft Protection Agreement, Security Agreement and Assignment (incorporated by reference to Exhibit 4(c) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

(n)

Form of Senior Demand Note Check Redemption Agreement (incorporated by reference to Exhibit 4(d) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

(o)	Form of Check (incorporated by reference to Exhibit 4(e) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

10.	(a)

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

(c)

First Amendment to Loan and Security Agreement dated as of November 3, 2009, by and among the Company, Wells Fargo Preferred Capital, Inc., as agent for lenders, and the other financial institutions from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 5, 2009).

(d)

Second Amendment to Loan and Security Agreement dated as of August 11, 2010, by and among the Company, Wells Fargo Preferred Capital, Inc., as agent for lenders, and the financial institutions a party thereto as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2010).

(e)

Third Amendment to Loan and Security Agreement, dated as of September 20, 2011, by and among the Company, Wells Fargo Preferred Capital, Inc. and the financial institutions a party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-k filed with the SEC on September 21, 2011).

(f) Director Compensation Summary Term Sheet.

(g) Form of the Company’s 2012 Executive Bonus Plan. *

11.	Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Annual Report, incorporated by reference herein.

12.	Ratio of Earnings to Fixed Charges.

13.	Annual Report.

15.	Financial Statement Schedules.

21.	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2010).

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBLR Taxonomy Extension Definition Linkbase Document

	*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(b)	See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 29, 2012	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 29, 2012
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 29, 2012

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 29, 2012

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 29, 2012
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 29, 2012

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 29, 2012

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 29, 2012

/S/ Keith D. Watson
(Keith D. Watson)	Director	March 29, 2012

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2011, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders 1st Franklin Financial Corporation

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated March 29, 2012; such consolidated financial statements and report are included in your 2011 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 29, 2012

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2011 AND 2010

ASSETS
		2011	2010
	CASH AND CASH EQUIVALENTS	$ 9,056,167	$ 3,579,814

	SHORT-TERM INVESTMENTS	250,000	1,547

	RESTRICTED CASH	178,652	81,661

	LOANS:
	Direct Cash Loans	376,568,048	347,445,192
	Real Estate Loans	22,123,077	22,967,279
	Sales Finance Contracts	19,764,821	21,694,633
		418,455,946	392,107,104

Less:	Unearned Finance Charges	49,206,783	45,811,133
	Unearned Insurance Commissions	14,327,409	12,951,586
	Allowance for Loan Losses	21,360,085	24,110,085
		333,561,669	309,234,300

	INVESTMENTS IN SUBSIDIARIES	103,284,161	93,547,530

	MARKETABLE DEBT SECURITIES:
	Available for Sale, at fair market value	233,088	377,067

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	less accumulated depreciation and amortization
	of $17,608,651 and $17,364,987 in 2011 and 2010, respectively	9,342,174	6,687,456
	Miscellaneous	3,155,183	3,749,978
		12,497,357	10,437,434

	TOTAL ASSETS	$ 459,061,094	$ 417,259,353

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2011 AND 2010

LIABILITIES AND STOCKHOLDERS' EQUITY

2011	2010

SENIOR DEBT:
Notes Payable to Banks	$ --	$ 900,000
Senior Demand Notes, including accrued interest	46,606,960	40,392,404
Commercial Paper	197,194,186	167,199,875
	243,801,146	208,492,279

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	16,839,206	17,580,525

SUBORDINATED DEBT	46,870,076	59,779,620

Total Liabilities	307,510,428	285,852,424

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2011 and 2010	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2011 and 2010	--	--
Accumulated Other Comprehensive Income	102,772	246,750
Retained Earnings	151,277,894	130,990,179
Total Stockholders' Equity	151,550,666	131,406,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 459,061,094	$ 417,259,353

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
INTEREST INCOME:
Finance Charges	$ 108,858,812	$ 100,475,533	$ 96,494,760
Investment Income	12,884	29,917	15,089
	108,871,696	100,505,450	96,509,849

INTEREST EXPENSE:
Senior Debt	9,323,864	8,583,664	8,745,154
Subordinated Debt	2,316,933	3,855,020	4,936,793
	11,640,797	12,438,684	13,681,947

NET INTEREST INCOME	97,230,899	88,066,766	82,827,902

PROVISION FOR LOAN LOSSES	19,008,749	20,907,373	29,302,142

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	78,222,150	67,159,393	53,525,760

NET INSURANCE INCOME	19,024,591	17,610,978	16,773,235

OTHER REVENUE	6,831,655	5,897,444	5,223,733

OPERATING EXPENSES:
Personnel Expense	55,399,302	51,566,673	48,366,010
Occupancy Expense	11,455,842	10,752,842	11,186,780
Other Expense	17,832,265	16,641,626	16,455,343
	84,687,409	78,961,141	76,008,133

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	19,390,987	11,706,674	(485,405)

PROVISION FOR INCOME TAXES	4,500	10,214	11,081

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	9,736,631	8,986,977	8,869,493

NET INCOME	29,123,118	20,683,437	8,373,007

RETAINED EARNINGS, Beginning of Period	130,990,179	115,248,067	115,633,371
Distributions on Common Stock	8,835,403	4,941,325	8,758,311
RETAINED EARNINGS, End of Period	$ 151,277,894	$ 130,990,179	$ 115,248,067

SCHEDULE I

1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 29,123,118	$ 20,683,437	$ 8,373,007
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for Loan Losses	19,008,749	20,907,373	29,302,142
Depreciation and Amortization	2,586,017	2,465,829	2,577,539
Equity in undistributed earnings of subsidiaries	(9,736,631)	(8,697,229)	(8,834,493)
Gain on sale of marketable securities and
equipment and premium amortization on securities	(229,967)	(46,431)	(18,572)
Decrease (Increase) in Miscellaneous Assets	594,795	(967,115)	415,355
(Decrease) Increase in Other Liabilities	(741,318)	3,316,425	283,152
Net Cash Provided	40,604,763	37,662,289	32,098,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(268,745,548)	(241,803,898)	(214,933,802)
Loan payments	225,409,430	204,177,086	190,367,098
Purchase of joint venture interest	--	--	(171,471)
Increase in restricted cash	(96,991)	(81,661)	--
Capital expenditures	(5,565,398)	(1,610,695)	(997,083)
Proceeds from sale of equipment	554,630	130,350	53,331
Net Cash Used	(48,443,877)	(39,188,818)	(25,681,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Senior Demand Notes	6,214,556	(816,695)	(132,740)
Advances on credit line	4,308,977	11,240,082	90,246,309
Payments on credit line	(5,208,977)	(26,544,391)	(96,309,681)
Commercial Paper issued	51,932,342	53,169,908	396,342,906
Commercial Paper redeemed	(21,938,031)	(15,405,476)	(372,970,262)
Subordinated Debt issued	10,518,270	18,218,840	11,623,006
Subordinated Debt redeemed	(23,427,814)	(33,323,199)	(23,344,036)
Dividends / Distributions paid	(8,835,403)	(4,941,325)	(8,758,311)
Net Cash Provided (Used)	13,563,920	1,597,744	(3,302,809)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	5,724,806	71,215	3,113,394

CASH AND CASH EQUIVALENTS, beginning	3,581,361	3,510,146	396,752

CASH AND CASH EQUIVALENTS, ending	$ 9,306,167	$ 3,581,361	$ 3,510,146

Cash paid during the year for:	Interest	$ 11,791,254	$ 12,519,354	$ 13,607,180
	Income Taxes	10,000	16,000	11,415

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(f)	Director Compensation Summary Term Sheet.	36
10(g)	Form of the Company’s 2012 Executive Bonus Plan	37
12	Ratio of Earnings to Fixed Charges	39
13	Annual Report	40
23	Consent of Independent Registered Public Accounting Firm	88
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	89
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	90
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	91
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	92

101.INS	XBLR Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.