Form 10-K/A
period 2011-12-31
1st FRANKLIN FINANCIAL CORP
filed 2012-04-02
CIK 38723

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

(Cover page 2 of 2 pages)

EXPANATORY NOTE

The Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-k”) of 1st Franklin Financial Corporation is being filed for the sole purpose of furnishing Exhibit 101 to the Form 10-K in accordance wit Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive date files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be or have been affected by subsequent events.  Such subsequent matters will be addressed, as required, in subsequent reports filed by the registrant with the SEC.  Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements: **

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

(2) Financial Statement Schedule: **

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

(f) Director Compensation Summary Term Sheet. **

(g) Form of the Company’s 2012 Executive Bonus Plan. * **

	11.	Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Annual Report, incorporated by reference herein.

	12.	Ratio of Earnings to Fixed Charges. **

	13.	Annual Report. **

	15.	Financial Statement Schedules. **

	21.	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2010).

	23.	Consent of Independent Registered Public Accounting Firm. **

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBLR Taxonomy Extension Definition Linkbase Document

	* **	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K. Previously filed.

(b)	See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

April 2, 2012	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
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