Form 10-K
period 2012-12-31
1st FRANKLIN FINANCIAL CORP
filed 2013-04-01
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer __     Accelerated Filer __     Non Accelerated Filer  X

Smaller Reporting Company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  __   No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:   $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2013
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2012, included as Exhibit 13 hereto, are incorporated by reference into Parts I and II of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.

BUSINESS:

The Company, page 1 and Business, pages 4-11, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2012 (the “Annual Report”) are incorporated herein by reference.

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

To service our indebtedness, including paying interest and principal on outstanding debt securities and amounts due under our credit facility, we require a significant amount of cash.  Our ability to generate cash depends on many factors, including our successful financial and operating performance.  We cannot assure you that our business strategy will continue to be successful, or that we will achieve our anticipated or required financial results.

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

Our liquidity depends on, and we fund our operations through, the sale of our debt securities, the collection of our receivables and the continued availability of borrowings under our credit facility.  Numerous available investment alternatives have resulted in investors evaluating more critically their investment opportunities.  We cannot assure you that our debt securities will offer interest rates and redemption terms which will generate sufficient sales to meet our liquidity requirements.

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

Continued higher than historically normal unemployment levels and other factors indicative of recessionary economic cycles could affect our investors’, customers’, and potential investors’ and customers’ disposable income, confidence, and spending patterns and preferences, which in turn could negatively impact the making of loans, our sales of investment securities and our customers’ ability to repay their obligations to us.  We establish an allowance for loan losses at a level considered adequate by management to absorb probable loan losses inherent in the loan portfolio as of the balance sheet date based on estimates and assumptions at that date.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates.  Although Management believes that the Company’s allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our financial condition and results of operations.

An increase in the interest we pay on our debt and borrowings can materially and adversely affect our net interest margin.

Net interest margin represents the difference between the amount that we earn on loans and investments and the amount that we pay on debt securities and other borrowings.  The loans we make in the ordinary course of our business are subject to interest rate and regulatory provisions of each applicable state's lending laws and are made at fixed rates which are not adjustable during the term of the loan. Since our loans are made at fixed interest rates and are made using the proceeds from the sale of our fixed and variable rate securities, we may experience a decrease in our net interest margin because increased interest costs cannot be passed on to all of our loan customers.  A reduction in our net interest margin could adversely affect our liquidity, including our ability to make payments on our outstanding debt securities.

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

In addition, all companies that offer and sell securities to the public or that are involved in lending are also becoming subject to increasing regulatory requirements.  On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  This law significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act established the Bureau of Consumer Financial Protection as an independent entity given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products.  Many of the requirements in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear; however, these regulations have increased and are expected to further increase our cost of doing business and time spent by Management on regulatory matters which may have a material adverse effect on the Company’s operations and results.

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

In the ordinary course of business, we receive a significant amount of personally identifiable information (“PII”) about our customers.  We also receive PII from our employees.  Numerous state and federal regulations, as well as other vendor standards, govern the collection and maintenance of PII from consumers and other individuals.  There are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties.  Despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events.  Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe upon our proprietary information.  Any of these could significantly increase our costs of doing business and materially adversely affect our business and results of operations.

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

Item 1B.

UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2.

PROPERTIES:

Paragraph 1 of “The Company”, page 1; paragraph 1 (and the accompanying table) of Footnote 8 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, page 38; and map of branch offices, page 47 of the Annual Report are incorporated herein by reference.

Item 3.

LEGAL PROCEEDINGS:

From time to time, the Company is involved in various claims and lawsuits incidental to its business.  In the opinion of Management based on currently available facts, the ultimate resolution of any such known claims and lawsuits is not expected to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Item 4.

MINE SAFETY DISCLOSURES:

Not Applicable.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

"Sources of Funds and Common Stock" page 11 of the Annual Report is incorporated herein by reference.

Item 6.

SELECTED FINANCIAL DATA:

"Selected Consolidated Financial Information" page 3 of the Annual Report is incorporated herein by reference.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" pages 12-19 of the Annual Report is incorporated herein by reference.

Item 7A.

QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" Quantitative and Qualitative Disclosures About Market Risk sub-heading, page 15 of the Annual Report is incorporated herein by reference.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

"Report of Independent Registered Public Accounting Firm" and the Company’s Consolidated Financial Statements and Notes thereto, pages 20-43 of the Annual Report are incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 were effective at December 31, 2012.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, Management believes that internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2012.

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

Item 9B.

OTHER INFORMATION:

Not Applicable

------------------------------------------

Forward Looking Statements:

Certain statements contained or incorporated by reference herein, including under the captions “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute “forward-looking statements” within the meaning of the federal securities laws.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those set out under the caption “Risk Factors”, the ability to manage cash flow and working capital, the accuracy of Management’s estimates and judgments, adverse economic conditions including the interest rate environment, unfavorable outcomes of litigation, federal and state regulatory changes and other factors referenced elsewhere herein or incorporated herein by reference.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	76	1967	Chairman of Board / Chief Executive Officer

Ben F. Cheek, IV (3)(4)(5)	51	2001	Vice Chairman

A. Roger Guimond (3)(5)	58	2004	Executive Vice President / Chief Financial Officer

John G. Sample, Jr. (1)(2)(5)	56	2004	None

C. Dean Scarborough (1)(2)(5)	58	2004	None

Robert E. Thompson (1)(2)(5)	80	1970	None

Keith D. Watson (1)(2)(5)	55	2004	None

(1)

Member of Audit Committee.

(2)

Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, since 2002.  Mr. Scarborough was involved in real estate sales during 2006-2008.  Since 2009 he has served as a county commissioner for Stephens County, Georgia.  Dr. Thompson is a retired physician.  Mr. Watson is Vice President and Corporate Secretary of Bowen & Watson, Inc., a general contracting company.  Mr. Watson has been in his position of employment, and Dr. Thompson has been retired, for more than five years.

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

Ben F. Cheek, III, a shareholder of the Company, and whose family directly or indirectly owns all of the shares of the Company’s stock, currently serves as both Chief Executive Officer and Chairman of the Board.  Shares of the Company’s stock are not currently traded on any national securities exchange or listed for trading or quoted by any national securities association.  The Company’s Board of Directors believes that, due to the fact that the Company’s shares are privately held and Mr. Cheek, III has significant knowledge of all aspects of its business and operations, the combination of these two positions fosters more consistent communication, accountability and alignment on corporate strategy.  Given the relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has not determined a need to appoint appointed a lead independent director.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”).  The executive officers comprising the EMT are:  Messrs. Cheek, III, Cheek, IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks.  In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees.  The Audit Committee has specific responsibility for oversight of risks associated with financial accounting and audits, as well as internal control over financial reporting.  The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company.  Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporte governance,  the Board of Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors.  The Board has determined that Messrs. Sample, Scarborough, and Watson, and Dr. Thompson, are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Marketplace Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Audit Committee is composed of Messrs. Sample, Scarborough, and Watson, and Dr. Thompson.  In accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that all of the members thereof are “independent” and that Mr. Sample is an “audit committee financial expert” as defined by the SEC in Rule 407(d)(5) of Regulation S-K.  In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d)(5) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members of the Board of Directors.  A copy of the Company’s Audit Committee charter is publicly available on the Company’s website at:  http//www.1ffc.com.

The Company is a family owned business.  Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof.  The EMT establishes the bases for all executive compensation, which compensation is approved by the  shareholders Messrs. Cheek, III, Cheek, IV and Ms. Herring.     Additional information concerning the processes and procedures for the consideration and determination of executive officer and director compensation is contained under the heading “Compensation Discussion and Analysis” below.

Because of the closely held nature of the ownership of the Company, the Board determined that it is not necessary for the Company to have a formal process for shareholders to send communications to the Board.

Director Qualifications:

The members of the Board of Directors each have the qualifications we believe necessary and desirable to appropriately perform their duties.  Each member has an exemplary record of professional integrity, a dedication to their respective professions and a strong work ethic.

Director	Summary of Qualifications

Ben F. Cheek, III

Executive officer of the Company.  Extensive knowledge in the banking and consumer finance industry.   Previously served as director of a Habersham Bancorp.  Has legal background as an attorney.  Has 51 years experience with the Company.  Has previously served as board member of various consumer industry associations.

Ben F. Cheek, IV

Executive officer of the Company.  Highly knowledgeable of the banking and consumer finance industry.  Has been with the Company for 26 years.  Currently serves on two of the industry’s state association boards and serves as a board member on our industry’s national association.

A. Roger Guimond

Executive officer of the Company.  Knowledgeable of the banking and consumer finance industry.  Has been with the Company for 36 years and is responsible for the accounting, audit and compliance, technology infrastructure and investment center operations of the Company.  Significant experience in finance and related areas.

John G. Sample, Jr.

Independent director.  Extensive knowledge of accounting and reporting standards.  Prior experience as an audit partner in an international public accounting firm.  Experience and knowledge of the insurance industry through executive management positions at operating companies.  Has served as director of the Company for 8 years and is the Company’s audit committee chairman.

C. Dean Scarborough

Independent director.  Previously served on board of a community bank.  Currently serves as a county Commissioner for Stephens County, Georgia, where the Company maintains its headquarters.  Has served as director of the Company for 8 years.

Robert E. Thompson	Independent director. Retired physician. Has served as director of Company for 42 years.

Keith D. Watson	Independent director. Previously served on board of a community bank. Has served as director of Company for 8 years. Maintains executive position in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationships	Business Experience

Ben F. Cheek, III, 76 Chairman of Board and Chief Executive Officer	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 51 Vice Chairman Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 49 President Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.

A. Roger Guimond, 58 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

J. Michael Culpepper, 58 Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

C. Michael Haynie, 58 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 54 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 52 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services in his privately held law firm.

Lynn E. Cox, 55 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

The term of office of each Executive Officer expires when a successor is elected by the Board of Directors  and qualified.  There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer was selected.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or any persons performing similar functions, as well as to its Directors and other employees.  A copy of this code of ethics is publicly available on the Company’s website at:   http//www.1ffc.com.  The Company will provide a copy of this code of ethics, free of charge, upon any written request.  Requests should be directed to Lynn Cox, Secretary and Treasurer, 1st Franklin Financial Corporation, P.O. Box 880, Toccoa, Georgia  30577.  If we enter into any amendment to this code of ethics, other than a technical, administrative, or non-substantive amendment, or we grant any waiver from a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, we will disclose the nature of the amendment or waiver on our website.  Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

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

Item 11.

EXECUTIVE COMPENSATION:

Compensation Discussion and Analysis

Overall Philosophy:

The overall objective of the Company is to achieve specific annual and long-term strategic goals set by the Executive Management Team (the “EMT”), described below, from time to time, while maintaining a healthy and stable financial position.  It is part of the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the motivation to achieve, and achievement of, these goals and is designed to attract and retain top executives, and to incentivize and reward the executive officers for their efforts and successes, while properly balancing the encouragement of risk-taking behavior.

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The EMT, consisting of executive officers of the Company, establishes the base for all executive officer compensation, which compensation is approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company.  The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  The Company has not historically engaged any consultant to advise on compensation related matters.

Components of Compensation:

The principal components of the Company’s executive compensation program include base salary, discretionary bonus awards and non-equity incentive plan compensation. The Company also expects that earnings on non-qualified deferred compensation amounts and other compensation, including certain perquisites as detailed below, will meaningfully add to each executive officer’s overall total compensation each year.  Given the closely-held nature of the Company, the Company does not have available for grant, and does not deem it appropriate to pay, any equity based compensation.  The EMT takes into account this fact annually when determining other components and amounts of compensation.

Base Salary:

The Company provides executive officers, and other employees, with a base salary intended to provide a level of financial security and appropriately compensate them for services rendered throughout the year.  Salaries for all executive officers are established annually by Messrs. Cheek III and Cheek, IV and Ms. Herring, based on the level of each executive officer’s responsibility, tenure with the Company and certain publicly available market data with respect to salaries paid for like positions in comparable companies.  In addition, base salaries are set at a level designed to take into account the fact that the Company does not provide equity-based compensation, as described elsewhere.

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

Bonus Awards:

Bonus amounts paid to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company.  The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards.  As in prior years, in 2012 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus.

In addition to this 4% bonus, Messrs. Cheek III and Cheek, IV and Ms. Herring, retain the discretion to award certain additional amounts.  In 2012, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to provide certain known targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  Consistently thererwith, at the beginning of 2012 the EMT approved the Company’s 2012 Bonus Plan (the “2012 Bonus Plan”).

The 2012 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2012 Bonus Plan, at inception, a minimum pre-tax income requirement of $15.6 million was established as a baseline goal to be achieved in order for any payouts to be made under such Plan.  The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2012 Bonus Plan were based on the number of strategic goals met, as established in advance by the EMT.  For 2012, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal.  Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of each such goal has on the Company’s results of operations and financial condition.  The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts.  The goals were:

(i)

Minimum 5.00% corporate net receivables growth;

(ii)

Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 9.50% of outstanding receivables;

(iii)     $27.0 million minimum pre-tax income (separate from minimum threshold goal);

(iv)     Maximum corporate expense / revenue ratio of 86.00% or less; and

(v)      Minimum 4.25% return on assets.

Bonus payouts under the 2012 Plan depended on the number of goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 25%

2

5% - 35%

3

5% - 45%

4

5% - 55%

5

5% - 65%

In 2012, the Company exceeded the $15.6 million pre-tax threshold goal.  In addition, the Company met all five strategic goals as set out in the 2012 Bonus Plan.

In accordance with discretion afforded the EMT under the 2012 Bonus Plan, amounts paid to each executive officer varied within the payout range depending on personal performance milestones as determined by the EMT.  The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

Deferred Compensation:

The Company offers all eligible employees the opportunity to participate in a Company-sponsored deferred compensation plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company “matches” employee contributions of up to 6% of their salary, using the following formula: 100% of first 1% and 70% of next 5% of salary deferred.

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

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company pays the premiums for their personal medical benefits.  In 2012 Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit.  In addition, during 2012, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

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

The Board of Directors:

Ben F. Cheek, III

C. Dean Scarborough

Ben F. Cheek, IV

Robert E. Thompson

A. Roger Guimond

Keith D. Watson

John G. Sample, Jr.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, III Chairman and CEO	2012 2011 2010	$ 240,000 $ 240,000 $ 240,000	$ 10,024 $ 10,024 $ 10,466	$ - $ - $ -	$ 13,446 $ 14,427 $ 14,025	$ 263,470 $ 264,451 $ 264,491
Ben F. Cheek, IV Vice Chairman	2012 2011 2010	$ 258,837 $ 233,833 $ 223,583	$ 11,036 $ 9,833 $ 8,943	$ 176,044 $ 159,792 $ 145,329	$ 49,369 $ 50,364 $ 30,561	$ 495,286 $ 453,822 $ 408,416
Virginia C. Herring President	2012 2011 2010	$ 295,000 $ 262,500 $ 223,583	$ 12,003 $ 10,500 $ 8,943	$ 191,750 $ 177,625 $ 145,329	$ 21,442 $ 17,912 $ 11,603	$ 520,195 $ 468,537 $ 389,458
A. Roger Guimond Executive Vice President and Chief Financial Officer	2012 2011 2010	$ 329,250 $ 322,625 $ 309,756	$ 17,724 $ 25,650 $ 20,887	$ 221,813 $ 217,707 $ 201,341	$ 58,065 $ 44,619 $ 40,122	$ 626,852 $ 610,601 $ 572,106
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2012 2011 2010	$ 308,750 $ 280,264 $ 254,600	$ 12,756 $ 11,616 $ 10,590	$ 200,688 $ 182,172 $ 165,490	$ 17,122 $ 15,625 $ 11,562	$ 539,316 $ 489,677 $ 442,242

(1) For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2) For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3) All other compensation for executive officers for 2012 is detailed as follows:

Name	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees and Deferred Salary (1)	Company Contribution To Deferred Comp Plan	Total

Ben F. Cheek, III	$ 6,148	$ 2,400	$ 4,898	$ -	$ -	$ 13,446
Ben F. Cheek, IV	$ -	$ 2,400	$ 6,353	$ 32,000	$ 8,616	$ 49,369
Virginia C. Herring	$ 133	$ 2,400	$ 8,674	$ -	$ 10,235	$ 21,442
A. Roger Guimond	$ -	$ 2,400	$ 2,429	$ 32,000	$ 21,236	$ 58,065
J. Michael Culpepper	$ 967	$ 2,400	$ 2,357	$ -	$ 11,398	$ 17,122

(1)

Messrs. Cheek IV and Guimond, both Directors of the Company, elected to receive their 2012 director fees as deferred compensation amounting to $20,000 each.  Also in 2012, Mr. Cheek IV and Mr. Guimond elected to defer $12,000 in salary.  See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2012, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2012 Bonus Plan.  The following table sets forth certain information with respect to awards granted during or for the fiscal year ended December 31, 2012 to our executive officers.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, III	1/23/2012	$ -	$ -	$ -
Ben F. Cheek, IV	1/23/2012	$ 13,542	$ 94,793	$ 176,044
Virginia C. Herring	1/23/2012	$ 14,750	$ 103,250	$ 191,750
A. Roger Guimond	1/23/2012	$ 17,063	$ 119,438	$ 221,813
J. Michael Culpepper	1/23/2012	$ 15,438	$ 108,063	$ 200,688

(1)

Represents estimated possible payouts under the 2012 Bonus Plan.  The “Threshold “ column reflects the payout which would have occurred if each performance goal as set out in the 2012 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary.  The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2012 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%).  The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2012 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary.  Actual amounts paid to each named executive officer are set out in the Summary Compensation Table above, under the heading “Non-Equity Incentive Plan Compensation”.

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof.  The EMT establishes the bases for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III and Cheek, IV, and Ms. Herring,

During 2012, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ -	$ 20,424	$ -	$ 752,980
Ben F. Cheek, IV	$ 32,000	$ 8,616	$ 3,022	$ -	$ 146,170
Virginia C. Herring	$ -	$ 10,235	$ 508	$ -	$ 28,954
A. Roger Guimond	$ 32,000	$ 21,236	$ 8,683	$ -	$ 367,440
J. Michael Culpepper	$ -	$ 11,398	$ 1,016	$ -	$ 48,829

(2)

Consists of compensation of $20,000 for service as a member of the Company’s Board of Directors voluntarily deferred by such person.  Also includes $12,000 in deferred salary by each of Ben F. Cheek, IV and A. Roger Guimond.  See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

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

In 2012, each member of the Board of Directors, whether or not executive officers of the Company, was entitled to receive $20,000 per year for service as a member of the Board of Directors, including service on any committee thereof.  In addition, Mr. Sample also received $1,000 in travel-related expenses to attend meetings.  Messrs. Cheek IV, Guimond, Sample and Watson elected to receive their 2012 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).  Mr. Cheek, III waived any fees otherwise due to him for his service as a director in 2012.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)

Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934)

who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2012.  Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
837 Beaver Dam Rd.
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
1135 Summit Ridge Dr.
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2012, by (i) Directors and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group.  Except as described below, each person has sole voting and dispositive power over such shares.

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	574 Shares - Direct	.34%

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	37,898 Shares – Indirect (1)	22.52%

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%
	Non-Voting Common Stock	37,896 Shares – Indirect (1)	22.52%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

J. Michael Culpepper	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Robert E. Thompson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,288 Shares - Direct	.76%
as a Group	Non-Voting Common Stock	36,597 Shares - Direct	21.74%
(12 persons)	Non-Voting Common Stock	75,794 Shares- Indirect (1)	45.04%

(1)

Various trusts have been established for the benefit of each of Ben F. Cheek, IV, Virginia C. Herring and David W. Cheek.  The trustees of each of the trusts, who by virtue of dispositive power over the assets thereof are deemed to be the beneficial owners of shares of the Company’s non-voting common stock contained therein, are two children of Ben F. Cheek, III named above who are not the named beneficiaries of each of the respective trusts.

Trustees	Trust for Benefit of	Number of Shares	%
David W. Cheek and Virginia C. Herring	Ben F. Cheek, IV	37,898	22.52%
David W. Cheek and Ben F. Cheek, IV	Virginia C. Herring	37,896	22.52%
Ben F. Cheek, IV and Virginia C. Herring	David W. Cheek	37,898	22.52%

(c)

The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE:

In accordance with the provisions of the written charter of the Audit Committee of the Board of Directors, the Audit Committee approves all related party transactions that are required to be disclosed pursuant to the rules and regulations of the SEC.

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

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben

F. Cheek, III) owns 10.59% of the Company’s voting stock.  The loan was renewed on July 20, 2012.  The balance on this commercial loan (including principal and accrued interest) was $1,352,952 at December 31, 2012, which was also the maximum amount outstanding during the year.  No principal or interest payments were applied against this loan during 2012.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 4.25%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $2,679 for interest accrued during 2012 was applied to the loan on December 31, 2012.   No principal payments on this loan were made in 2012.  The balance on this loan at December 31, 2012 was $299,062.  This was the maximum amount outstanding during the year.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2012 and 2011 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2012	2011
Services Provided:
Audit Fees (1) (2)	$ 597.587	$ 210,572
Tax Fees (3)	69,193	110,925
Total	$ 666,780	$ 321,497

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2012 and 2011, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2012 and 2011 fiscal years.  Included in these amounts are fees of $5,000 and $32,000 for 2012 and 2011, respectively, related to the review of certain registration statements.

(2)	Includes $259,533 prepayment of 2012 audit work to be performed in 2013.

(3)

Fees billed by Deloitte & Touche LLP for professional services rendered for tax compliance, tax advice and tax planning.  The services included the preparation of the Company’s and its subsidiaries’ tax returns.

All audit and non-audit services to be performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee. Pursuant to the Audit Committee Pre-Approval Policy (the “Policy”), and as permitted by SEC rules, the Audit Committee may delegate pre-approval authority to any of its members, provided that any service approved in this manner is reported to the full Audit Committee at its next meeting.  The Policy provides for a general pre-approval of certain specifically enumerated services that are to be provided within specified fee levels.  With respect to requests to provide services not specifically pre-approved pursuant to the general grant, such requests must be submitted to the Audit Committee by the Company’s independent registered public accounting firm and the Company's Chief Financial Officer and must include a joint statement as to whether, in their view, the request is consistent with SEC rules on auditor independence.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2012 and 2011.

Consolidated Statements of Income for the three years ended December 31, 2012. Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2012.

Consolidated Statements of Cash Flows for the three years ended December 31, 2012.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2012 and 2011.

Condensed Statements of Income for the three years ended December 31, 2012.

Condensed Statements of Comprehensive Income for the three years ended

December 31, 2012.

Condensed Statements of Stockholders’ Equity for the three years ended

December 31, 2012.

Condensed Statements of Cash Flows for the three years ended December 31, 2012.

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

(f) Director Compensation Summary Term Sheet. *

(g) Form of the Company’s 2013 Executive Bonus Plan. *

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

XBRL Taxonomy Extension Definition Linkbase Document

	*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(b)	See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 28, 2013	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 28, 2013
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 28, 2013

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 28, 2013

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 28, 2013
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 28, 2013

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 28, 2013

/s/ Robert E. Thompson
(Robert E. Thompson)	Director	March 28, 2013

/S/ Keith D. Watson
(Keith D. Watson)	Director	March 28, 2013

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2012, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

1st Franklin Financial Corporation

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated March 28, 2013; such consolidated financial statements and report are included in your 2012 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 28, 2013

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2012 AND 2011

ASSETS
		2012	2011
	CASH AND CASH EQUIVALENTS:
	Cash and Due from Banks	$ 1,958,378	$ 9,056,167
	Short-term Investments	23,510,276	250,000
		25,468,654	9,306,167

	RESTRICTED CASH	243,837	178,652

	LOANS:
	Direct Cash Loans	408,691,403	376,568,048
	Real Estate Loans	20,658,498	22,123,077
	Sales Finance Contracts	20,982,941	19,764,821
		450,332,842	418,455,946

Less:	Unearned Finance Charges	53,036,201	49,206,783
	Unearned Insurance Commissions	15,244,013	14,327,409
	Allowance for Loan Losses	22,010,085	21,360,085
		360,042,543	333,561,669

	INVESTMENTS IN SUBSIDIARIES	115,660,030	103,284,161

	MARKETABLE DEBT SECURITIES:
	Available for Sale, at fair market value	298,273	233,088

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	less accumulated depreciation and amortization
	of $19,284,831 and $17,608,651 in 2012 and 2011, respectively	9,127,335	9,342,174
	Miscellaneous	3,261,551	3,155,183
		12,388,886	12,497,357

	TOTAL ASSETS	$ 514,102,223	$ 459,061,094

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2012 AND 2011

LIABILITIES AND STOCKHOLDERS' EQUITY

2012	2011

SENIOR DEBT:
Notes Payable to Banks	$ --	$ --
Senior Demand Notes, including accrued interest	50,032,844	46,606,960
Commercial Paper	225,860,888	197,194,186
	275,893,732	243,801,146

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	18,756,682	16,839,206

SUBORDINATED DEBT	42,917,976	46,870,076

Total Liabilities	337,568,390	307,510,428

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2012 and 2011	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2012 and 2011	--	--
Accumulated Other Comprehensive Income	2,098,618	102,772
Retained Earnings	174,265,215	151,277,894
Total Stockholders' Equity	176,533,833	151,550,666

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 514,102,223	$ 459,061,094

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
INTEREST INCOME:
Finance Charges	$ 119,441,946	$ 108,858,812	$ 100,475,533
Investment Income	11,970	12,884	29,917
	119,453,916	108,871,696	100,505,450

INTEREST EXPENSE:
Senior Debt	9,861,176	9,323,864	8,583,664
Subordinated Debt	1,533,203	2,316,933	3,855,020
	11,394,379	11,640,797	12,438,684

NET INTEREST INCOME	108,059,537	97,230,899	88,066,766

PROVISION FOR LOAN LOSSES	22,484,582	19,008,749	20,907,373

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	85,574,955	78,222,150	67,159,393

NET INSURANCE INCOME	21,071,126	19,024,591	17,610,978

OTHER REVENUE	7,192,305	6,831,655	5,897,444

OPERATING EXPENSES:
Personnel Expense	59,483,888	55,399,302	51,566,673
Occupancy Expense	11,774,926	11,455,842	10,752,842
Other Expense	20,268,365	17,832,265	16,641,626
	91,527,179	84,687,409	78,961,141

INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	22,311,207	19,390,987	11,706,674

PROVISION FOR INCOME TAXES	7,700	4,500	10,214

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	10,445,208	9,736,631	8,986,977

NET INCOME	$ 32,748,715	$ 29,123,118	$ 20,683,437

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Net Income	$ 32,748,715	$ 29,123,118	$ 20,683,437

Other Comprehensive Income:
Net changes related to available-for-sale Securities:
Unrealized gains income (losses)	2,728,172	(143,978)	(25,460)
Income tax provision	(723,162)	-	-
Net unrealized gains (losses)	2,005,010	(143,978)	(25,460)

Less reclassification of gains to net income	9,164	-	-

Total Other Comprehensive Income (Loss)	1,995,846	(143,978)	(25,460)

Total Comprehensive Income	$ 34,744,561	$ 28,979,140	$ 20,657,977

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Accumulated
Other
Common Stock		Retained	Comprehensive
Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2009	170,000	$170,000	$115,248,067	$272,210	$115,690,277

Comprehensive Income:
Net Income for 2010	—	—	20,683,437	—
Other Comprehensive Loss	—	—	—	(25,460)
Total Comprehensive Income	—	—	—	—	20,657,977
Cash Distributions Paid	—		(4,941,325)	—	(4,941,325)

Balance at December 31, 2010	170,000	170,000	130,990,179	246,750	131,406,929

Comprehensive Income:
Net Income for 2011	—	—	29,123,118	—
Other Comprehensive Loss	—	—	—	(143,978)
Total Comprehensive Income	—	—	—	—	28,979,140
Cash Distributions Paid	—		(8,835,403)	—	(8,835,403)

Balance at December 31, 2011	170,000	170,000	151,277,894	102,772	151,550,666

Comprehensive Income:
Net Income for 2012	—	—	32,748,715	—
Other Comprehensive Income	—	—	—	1,995,846
Total Comprehensive Income	—	—	—	—	34,744,561
Cash Distributions Paid	—	—	(9,761,394)	—	(9,761,394)

Balance at December 31, 2012	170,000	$170,000	$174,265,215	$2,098,618	$176,533,833

SCHEDULE I

1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 32,748,715	$ 29,123,118	$ 20,683,437
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for Loan Losses	22,484,582	19,008,749	20,907,373
Depreciation and Amortization	2,716,463	2,586,017	2,465,829
Equity in undistributed earnings of subsidiaries	(10,445,208)	(9,736,631)	(8,697,229)
Gain on sale of marketable securities and
equipment and premium amortization on securities	(49,589)	(229,967)	(46,431)
(Increase) decrease in Miscellaneous Assets	(106,368)	594,795	(967,115)
Increase (decrease) in Other Liabilities	1,917,476	(741,318)	3,316,425
Net Cash Provided	49,266,071	40,604,763	37,662,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(300,909,120)	(268,745,548)	(241,803,898)
Loan payments	251,943,664	225,409,430	204,177,086
Increase in restricted cash	(65,185)	(96,991)	(81,661)
Capital expenditures	(2,516,138)	(5,565,398)	(1,610,695)
Proceeds from sale of equipment	64,103	554,630	130,350
Net Cash Used	(51,482,676)	(48,443,877)	(39,188,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Senior Demand Notes	3,425,884	6,214,556	(816,695)
Advances on credit line	532,392	4,308,977	11,240,082
Payments on credit line	(532,392)	(5,208,977)	(26,544,391)
Commercial paper issued	55,411,872	51,932,342	53,169,908
Commercial paper redeemed	(26,745,170)	(21,938,031)	(15,405,476)
Subordinated debt issued	8,740,067	10,518,270	18,218,840
Subordinated debt redeemed	(12,692,167)	(23,427,814)	(33,323,199)
Dividends / Distributions paid	(9,761,394)	(8,835,403)	(4,941,325)
Net Cash Provided (Used)	18,379,092	13,563,920	1,597,744

NET INCREASE IN
CASH AND CASH EQUIVALENTS	16,162,487	5,724,806	71,215

CASH AND CASH EQUIVALENTS, beginning	9,306,167	3,581,361	3,510,146

CASH AND CASH EQUIVALENTS, ending	$ 25,468,654	$ 9,306,167	$ 3,581,361

Cash paid during the year for:	Interest	$ 11,333,494	$ 11,791,254	$ 12,519,354
	Income Taxes	7,900	10,000	16,000

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(f)	Director Compensation Summary Term Sheet.	39
10(g)	Form of the Company’s 2013 Executive Bonus Plan	40
12	Ratio of Earnings to Fixed Charges	42
13	Annual Report	43
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	92
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	93
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	94
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	95

101.INS	XBLR Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.