Form 10-K
period 2013-12-31
1st FRANKLIN FINANCIAL CORP
filed 2014-03-31
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer __   Accelerated Filer __   Non Accelerated Filer X

Smaller Reporting Company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __  No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2014
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2013, included as Exhibit 13 hereto, are incorporated by reference into Parts I and II of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.

BUSINESS:

The Company, page 1 and Business, pages 4-11, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2013 (the “Annual Report”) are incorporated herein by reference.

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

Because most of our loans are made to salaried people and other wage earners who generally depend upon their earnings to meet their repayment obligations, higher than historical average or further increased unemployment could adversely impact our liquidity, financial condition and results of operations.

Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations. As a result, the loss of employment by such borrowers is likely to make it more difficult for them to timely repay their obligations to the Company. Additionally, adverse general economic conditions, including high unemployment rates, often result in additional challenges for both the Company and potential customers, resulting in an increased number of bankruptcy filings and a lower number of qualified borrowers. Continued higher than historical average unemployment, or worsening economic conditions, could result in the Company’s liquidity, financial condition and results of operations being materially adversely impacted.

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

Offers and sales of all of our securities must comply with all applicable federal and state securities laws, including Section 5 of the Securities Act of 1933. If any of our offers, including those deemed made pursuant to newspaper or radio advertisements, or sales are found not to be in compliance with any of these laws, we could be liable to certain purchasers of the security, could be required to offer to repurchase the security, or could be liable for damages or other penalties. If we are required to repurchase any of our securities other than in the ordinary course of our business as a result of any such violation, or otherwise are found to be liable for any damages or penalties as a result of any such violation, our financial condition could be materially adversely affected. Any such adverse effect on our financial condition could materially impair our ability to fund loans in the ordinary course of business or pay principal and interest on our outstanding debt securities.

Continued uncertain economic conditions could negatively affect our results and profitability.

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

An increase in the interest we pay on our debt and borrowings could materially and adversely affect our net interest margin.

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

Neither 1st Franklin nor any of its debt securities are, or are expected to be, rated by any nationally recognized statistical rating organization. Typically, credit ratings assigned by such organizations are based upon an assessment of a company’s creditworthiness and are often a measure used in establishing the interest rate that a company offers on debt securities it issues. Without any such rating, it is possible that fluctuations in general economic, or industry specific, business conditions, changes in results of operations, or other factors that affect the creditworthiness of a debt issuer may not be fully reflected in the interest rate on any outstanding indebtedness of that issuer. Investors in the Company’s securities must depend solely on their own evaluation of the creditworthiness of 1st Franklin for the payment of principal and interest on those securities. In the absence of any third party credit rating, it is possible that the interest rates offered by the Company on its debt securities may not represent the credit risk that an investor assumes in purchasing any of these securities.

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

In addition, on July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act established the Bureau of Consumer Financial Protection as an independent entity given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products. Many of the requirements in the Dodd-Frank Act are being implemented over time and are subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which various expected provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear; however, these regulations have increased and are expected to further increase our cost of doing business and time spent by Management on regulatory matters which may have a material adverse effect on the Company’s operations and results.

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

As a consumer finance company, in addition to being subject to stringent regulatory requirements, we may, from time to time, be subject to various consumer claims and litigation seeking damages and statutory penalties. The damages and penalties claimed by consumers and others can often be substantial. The relief may vary but generally is expected to include requests for compensatory, statutory and punitive damages. Unfavorable outcomes in any litigation or statutory proceedings could materially and adversely affect our results of operations, financial condition and cash flows and our ability to make payments on our outstanding obligations.

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

In the ordinary course of business, we receive a significant amount of personally identifiable information (“PII”) about our customers. We also receive PII from our employees. Numerous state and federal regulations, as well as other vendor standards, govern the collection and maintenance of PII from consumers and other individuals. There are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to intentional or unintentional security breaches, computer viruses, lost or misplaced data, programming or human errors, scams, burglary, acts of vandalism, or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe upon our proprietary information. Any of these could significantly increase our costs of doing business and materially adversely affect our business and results of operations.

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

Item 1B.

UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2.

PROPERTIES:

Paragraph 1 of “The Company”, page 1; paragraph 1 (and the accompanying table) of Footnote 9 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, page 38; and map of branch offices, page 47 of the Annual Report are incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 were effective at December 31, 2013.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on this evaluation, Management believes that internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2013.

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

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	77	1967	Chairman of Board / Chief Executive Officer

Ben F. Cheek, IV (3)(4)(5)	52	2001	Vice Chairman

A. Roger Guimond (3)(5)	59	2004	Executive Vice President / Chief Financial Officer

James H. Harris, III (1)(5)(7)	60	2014	None

John G. Sample, Jr. (1)(2)(5)	57	2004	None

C. Dean Scarborough (1)(2)(5)	59	2004	None

Robert E. Thompson (1)(2)(6)	81	1970	None

Keith D. Watson (1)(2)(5)	56	2004	None

(1)

Member of Audit Committee.

(2)

Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, since 2002. Mr. Scarborough was involved in real estate sales during 2006-2008. Since 2009 he has served as a county commissioner for Stephens County, Georgia. Dr. Thompson is a retired physician. Mr. Watson is President of Bowen & Watson, Inc., a general contracting company. Mr. Watson has been in the Bowen & Watson since 1980, and Dr. Thompson has been retired, for more than five years.

(3)

Reference is made to “Executive Officers” for a discussion of business experience.

(4)

Son of Ben F. Cheek, III.

(5)

The term of each director will expire when a successor to such director is elected and qualified.

(6)

Effective December 31, 2013, Dr. Thompson retired from the Board.

(7)

Appointed to the Board on January 15, 2014. Mr. Harris, III is founder and co-owner of Unichem Technologies, Inc. where he serves as Vice President. He has been with Unichem Technologies, Inc. for more than five years. Mr. Harris, III is also President of Moonrise Distillery, which he formed in, and has owned, since 2012.

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

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporte governance, the Board of Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors. The Board has determined that Messrs. Harris, Sample, Scarborough, and Watson are, and Dr. Thompson prior to his retirement, effective December 31, 2013, was, “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Marketplace Rules). In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Audit Committee is composed of Messrs. Sample, Scarborough, Watson, and Harris, and Dr. Thompson served as a member o the committee until hs retirement effective December 31, 2013. In accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that all of the members thereof are “independent” and that Mr. Sample is an “audit committee financial expert” as defined by the SEC in Rule 407(d)(5) of Regulation S-K. In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d)(5) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members of the Board of Directors. A copy of the Company’s Audit Committee charter is publicly available on the Company’s website at: http//www.1ffc.com.

The Company is a family owned business. Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof. The EMT establishes the bases for all executive compensation, which compensation is subject to approval by the shareholders in their capacities as such.  Additional information concerning the processes and procedures for the consideration and determination of executive officer and director compensation is contained under the heading “Compensation Discussion and Analysis” below.

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

James H. Harris, III	Independent director. Appointed to the Board effective January 15, 2014. Maintains executive position, with responsibility for finance and other matters in various entities.

John G. Sample, Jr.

Independent director. Extensive knowledge of accounting and reporting standards. Prior experience as an audit partner in an international public accounting firm. Experience and knowledge of the insurance industry through executive management positions at operating companies. Has served as director of the Company for 9 years and is the Company’s audit committee chairman.

C. Dean Scarborough

Independent director. Previously served on board of a community bank. Currently serves as a county Commissioner for Stephens County, Georgia, where the Company maintains its headquarters. Has served as director of the Company for 9 years.

Keith D. Watson

Independent director. Previously served on board of a community bank. Has served as director of the Company for 9 years. Maintains executive position with significant oversight responsibility in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationships	Business Experience

Ben F. Cheek, III, 77 Chairman of Board and Chief Executive Officer	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.

Ben F. Cheek, IV, 52 Vice Chairman Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning. Became Vice Chairman in 2001.

Virginia C. Herring, 50 President Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV

Joined the Company on a full time basis in April 1988 as Developmental Officer. Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.

A. Roger Guimond, 59 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992. Became Executive Vice President in 2001. Elected a Director in 2004.

J. Michael Culpepper, 59 Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

C. Michael Haynie, 59 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 55 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 53 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services in his privately held law firm.

Lynn E. Cox, 56 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Item 11.

EXECUTIVE COMPENSATION:

Compensation Discussion and Analysis

Overall Philosophy:

The overall financial objective of the Company is to achieve or exceed specific annual and long-term strategic goals set by the Executive Management Team (the “EMT”), described below, from time to time, while maintaining a healthy and stable financial position. It is part of the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the motivation to achieve, and achievement of, these goals and is designed to attract and retain top executives, and to incentivize and reward the executive officers for their efforts and successes, while properly balancing the encouragement of risk-taking behavior.

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business. Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions). The EMT, consisting of executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company. The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern. The Company has not historically engaged any consultant to advise on compensation related matters.

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

Each executive officer has goals set annually which are reviewed with the officer by the President, Vice Chairman and Chief Executive Officer throughout the year. These goals typically vary depending on the nature of the executive’s responsibilities but are set at a level that is expected to be challenging but achievable. A formal individual performance and development review is also held each year with each executive officer and Ms. Herring and Mr. Cheek, III, in which the level of achievement with respect to such goals is reviewed. Merit based adjustments to salaries are based on the assessment of each executive’s performance review and overall Company performance.

Bonus Awards:

Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company. The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards. As in prior years, in 2013 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus.  In addition to this 4% bonus, Messrs. Cheek III and Cheek, IV and Ms. Herring, retain the discretion to award certain additional amounts. In 2013, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family. As a result, the Company does not grant stock or other equity based awards. In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans. Consistently therewith, at the beginning of 2013 the EMT approved the Company’s 2013 Bonus Plan (the “2013 Bonus Plan”). Mr. Cheek, III voluntarily elected not to participate in the 2013 Bonus Plan.

The 2013 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2013 Bonus Plan, at inception, a minimum pre-tax income requirement of $20.9 million was established as a baseline goal to be achieved in order for any payouts to be made under such Plan. The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income, plus the Company's projected accrued incentive bonus at December 31, 2013, multiplied by 50%. The EMT believes using a trailing three-year metric incents management to focus on long-term growth, and not be disproportionately focused on short-term results. The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2013 Bonus Plan were based on the number of strategic goals met, as established in advance by the EMT. For 2013, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal. Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of each such goal has on the Company’s results of operations and financial condition. The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts. The goals were:

(i)

Minimum 5.75% corporate net receivables growth;

(ii)

Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 9.50% of outstanding receivables;

(iii)

$32.0 million minimum pre-tax income (separate from minimum threshold goal);

(iv)

Maximum corporate expense / revenue ratio of 83.00% or less; and

(v)

Minimum 5.25% return on assets.

Bonus payouts under the 2013 Plan depended on the number of goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 25%

2

5% - 35%

3

5% - 45%

4

5% - 55%

5

5% - 65%

In 2013, the Company exceeded the $20.9 million pre-tax threshold goal. In addition, the Company met all five strategic goals as set out in the 2013 Bonus Plan.

In accordance with discretion afforded the EMT under the 2013 Bonus Plan, amounts paid to each executive officer, other than Mr. Cheek, III, varied within the payout range depending on personal performance milestones as determined by the EMT. The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

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

As a result of certain federal limitations on the ability of management or highly compensated employees (within the respective meanings of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) to participate in such plans, Management established the Company’s Executive Nonqualified Deferred Compensation Plan), (the “Deferred Compensation Plan”). Pursuant to the plan, the Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Code) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution on the amount of their salary above the 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan. The EMT determined that it was appropriate to offer the Deferred Compensation Plan, and the matching contribution consistent with the level provided by employees generally, to such persons as if they were eligible to participate in Company sponsored plans open to other employees.

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives. The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers. In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2013, determned that these amounts were appropriate.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved. These amounts are included in the taxable income of the executive officers. In addition, the Company generally provides certain insurance benefits to its executive officers. This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority. In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits. In 2013 Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit. In addition, during 2013, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

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

The Board of Directors:

Ben F. Cheek, III

John G. Sample, Jr.

Ben F. Cheek, IV

C. Dean Scarborough

A. Roger Guimond

Keith D. Watson

James H. Harris, III

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, III Chairman and CEO	2013 2012 2011	$ 240,000 $ 240,000 $ 240,000	$ 9,817 $ 10,024 $ 10,024	$ - $ - $ -	$ 14,989 $ 14,446 $ 14,427	$ 264,806 $ 263,470 $ 264,451
Ben F. Cheek, IV Vice Chairman	2013 2012 2011	$ 264,754 $ 258,837 $ 233,833	$ 11,550 $ 11,036 $ 9,833	$ 187,690 $ 176,044 $ 159,792	$ 66,586 $ 49,369 $ 50,364	$ 530,580 $ 495,286 $ 453,822
Virginia C. Herring President	2013 2012 2011	$ 315,000 $ 295,000 $ 262,500	$ 12,805 $ 12,003 $ 10,500	$ 204,750 $ 191,750 $ 177,625	$ 23,805 $ 21,442 $ 17,912	$ 556,360 $ 520,195 $ 468,537
A. Roger Guimond Executive Vice President and Chief Financial Officer	2013 2012 2011	$ 349,725 $ 329,250 $ 322,625	$ 20,669 $ 17,724 $ 25,650	$ 235,121 $ 221,813 $ 217,707	$ 64,999 $ 58,065 $ 44,619	$ 670,514 $ 626,852 $ 610,601
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2013 2012 2011	$ 310,400 $ 308,750 $ 280,264	$ 13,786 $ 12,756 $ 11,616	$ 217,360 $ 200,688 $ 182,172	$ 42,971 $ 17,122 $ 15,625	$ 584,517 $ 539,316 $ 489,677

(1) For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2) For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3) All other compensation for executive officers for 2013 is detailed as follows:

Name	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees and Deferred Salary (1)	Company Contribution To Deferred Comp Plan	Total

Ben F. Cheek, III	$ 9,033	$ 2,400	$ 3,556	$ -	$ -	$ 14,989
Ben F. Cheek, IV	$ 42	$ 2,400	$ 5,183	$ 49,000	$ 9,961	$ 66,586
Virginia C. Herring	$ 891	$ 2,400	$ 8,618	$ -	$ 11,896	$ 23,805
A. Roger Guimond	$ -	$ 2,400	$ 2,446	$ 37,000	$ 23,153	$ 64,999
J. Michael Culpepper	$ 1,056	$ 2,400	$ 2,309	$ 24,000	$ 13,206	$ 42,971

(1)

Messrs. Cheek IV and Guimond, both Directors of the Company, elected to receive their 2013 director fees as deferred compensation amounting to $25,000 each. Also in 2013, Mr. Cheek IV amd Mr. Culpepper elected to defer $24,000 in salary and Mr. Guimond elected to defer $12,000 in salary. See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2013, the named executive officers (other than Mr. Cheek, III as a result of his voluntary election not to participate in the 2013 Bonus Plan, were eligible to receive non-equity incentive plan payouts under the Company’s 2013 Bonus Plan. The following table sets forth certain information with respect to award eligibility for the fiscal year ended December 31, 2013 to our executive officers.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, III	1/23/2013	$ -	$ -	$ -
Ben F. Cheek, IV	1/23/2013	$ 14,438	$ 101,064	$ 187,690
Virginia C. Herring	1/23/2013	$ 15,750	$ 110,250	$ 204,750
A. Roger Guimond	1/23/2013	$ 18,086	$ 126,604	$ 235,121
J. Michael Culpepper	1/23/2013	$ 16,720	$ 117,040	$ 217,360

(1)

Represents estimated possible payouts under the 2013 Bonus Plan. The “Threshold “ column reflects the payout which would have occurred if each performance goal as set out in the 2013 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary. The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2013 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%). The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2013 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary. Actual amounts paid to each named executive officer are set out in the Summary Compensation Table above, under the heading “Non-Equity Incentive Plan Compensation”.

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof. The EMT establishes the bases for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III and Cheek, IV, and Ms. Herring,

During 2013, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ -	$ 19,479	$ -	$ 772,459
Ben F. Cheek, IV	$ 49,000	$ 9,961	$ 4,079	$ -	$ 209,210
Virginia C. Herring	$ -	$ 11,896	$ 750	$ -	$ 41,600
A. Roger Guimond	$ 37,000	$ 23,153	$ 9,656	$ -	$ 437,249
J. Michael Culpepper	$ 24,000	$ 13,206	$ 1,559	$ -	$ 85,594

(2)

Includes of compensation of $25,000 for service as a member of the Company’s Board of Directors voluntarily deferred by Ben F. Cheek, IV and A. Roger Guimond. Also includes $24,000 in deferred salary by Ben F. Cheek, IV and J. Michael Culpepper and $12,000 in deferred salary by A. Roger Guimond. See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2)

Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$25,000	$ --	$25,000
A. Roger Guimond	$25,000	$ --	$25,000
John G. Sample, Jr.	$25,000	$1,000	$26,000
C. Dean Scarborough	$25,000	$ --	$25,000
Robert E. Thompson	$25,000	$ --	$25,000
Keith D. Watson	$25,000	$ --	$25,000

In 2013, each member of the Board of Directors, whether or not executive officers of the Company, was entitled to receive $25,000 per year for service as a member of the Board of Directors, including service on any committee thereof. Mr. Cheek, III voluntarily elected to forego any such compensation. In addition, Mr. Sample also received $1,000 in travel-related expenses to attend meetings. Messrs. Cheek IV, Guimond, Sample and Watson elected to receive their 2013 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)

Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2013. Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
837 Beaver Dam Rd.
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
1135 Summit Ridge Dr.
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2013, by (i) Directors who were then serving in such capacity and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group. Except as described below, each person has sole voting and dispositive power over such shares.

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

The Company leases its home office building and print shop for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expire December 31, 2015. Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own 66.67% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. Ms. Herring, an Executive Officer, owns 11.11% of the shares of Franklin Enterprises, Inc. In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties. The aggregate dollar amount of all remaining periodic payments due during the lease term is $302,400.

The Company leases its Clarkesville, Georgia branch office for a total of $5,400 per year from Cheek Investments, Inc. under a lease which expires June 30, 2015. Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, own .50% and 33.17% of the shares of Cheek Investments, Inc., respectively. Ms. Herring, an Executive Officer, owns 33.17% of the shares of Cheek Investments, Inc. In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties. The aggregate dollar amount of all remaining periodic payments due during the lease term is $8,100.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner. David Cheek (the adult son of Ben F. Cheek, III) owns 10.59% of the Company’s voting stock. The loan was renewed on July 20, 2013. The balance on this commercial loan (including principal and accrued interest) was $1,411,377 at December 31, 2013, which was also the maximum amount outstanding during the year. No principal or interest payments were applied against this loan during 2013. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 4.25%. The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement. The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $4,004 for interest accrued during 2013 was applied to the loan on December 31, 2013.  No principal payments on this loan were made in 2013. The balance on this loan at December 31, 2013 was $315,998. This was the maximum amount outstanding during the year.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2013 and 2012 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee. Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2013	2012
Services Provided:
Audit Fees (1) (2)	$ 352,789	$ 597,587
Tax Fees (3)	62,695	69,193
Total	$ 415,484	$ 666,780

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2013 and 2012, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2013 and 2012 fiscal years. Included in these amounts are fees of $5,000 for 2013 and 2012 related to the review of certain registration statements.

(2)	Includes a $259,533 prepayment for 2012 audit work performed in 2013.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2013 and 2012.

Consolidated Statements of Income for the three years ended December 31, 2013. Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2013.

Consolidated Statements of Cash Flows for the three years ended December 31, 2013.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2013 and 2012.

Condensed Statements of Income for the three years ended December 31, 2013.

Condensed Statements of Comprehensive Income for the three years ended

December 31, 2013.

Condensed Statements of Stockholders’ Equity for the three years ended

December 31, 2013.

Condensed Statements of Cash Flows for the three years ended December 31, 2013.

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

(f)

Fourth Amendment to Loan and Security Agreement, dated as of September 04, 2013, by and among the Company, Wells Fargo Preferred Capital, Inc. and the financial institutions a party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 10, 2013).

(g) (h)

Director Compensation Summary Term Sheet incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the year ended December 31, 2012). *

Form of the Company’s 2014 Executive Bonus Plan. *

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 28, 2014	By: /s/ Ben F. Cheek, III
Date	Ben F. Cheek, III
Chairman of Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, III		March 28, 2014
(Ben F. Cheek, III)	Chairman of Board;
Chief Executive Officer

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman	March 28, 2014

/s/ James H. Harris, III
(James H. Harris, III)	Director	March 28, 2014

/s/ Virginia C. Herring
(Virginia C. Herring)	President	March 28, 2014

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 28, 2014
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 28, 2014

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 28, 2014

/s/ Keith D. Watson
(Keith D. Watson)	Director	March 28, 2014

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2013, which is filed as Exhibit 13 hereto. Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

1st Franklin Financial Corporation

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated March 28, 2014; such consolidated financial statements and report are included in your 2013 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 28, 2014

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2013 AND 2012

ASSETS
		2013	2012
	CASH AND CASH EQUIVALENTS:
	Cash and Due from Banks	$ 909,621	$ 1,958,378
	Short-term Investments	24,707,217	23,510,276
		25,616,838	25,468,654

	RESTRICTED CASH	326,886	243,837

	LOANS:
	Direct Cash Loans	445,754,712	408,691,403
	Real Estate Loans	20,329,655	20,658,498
	Sales Finance Contracts	22,269,833	20,982,941
		488,354,200	450,332,842

Less:	Unearned Finance Charges	59,649,718	53,036,201
	Unearned Insurance Commissions	16,609,492	15,244,013
	Allowance for Loan Losses	24,680,789	22,010,085
		387,414,201	360,042,543

	INVESTMENTS IN SUBSIDIARIES	121,935,356	115,660,030

	MARKETABLE DEBT SECURITIES:
	Available for Sale, at fair market value	433,034	298,273

	EQUITY METHOD INVESTMENT	10,211,635	-

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	less accumulated depreciation and amortization
	of $21,657,107 and $19,284,831 in 2013 and 2012, respectively	8,913,865	9,127,335
	Miscellaneous	4,326,478	3,261,551
		13,240,343	12,388,886

	TOTAL ASSETS	$559,178,293	$ 514,102,223

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2013 AND 2012

LIABILITIES AND STOCKHOLDERS' EQUITY

2013	2012

SENIOR DEBT:
Notes Payable to Banks	$ --	$ --
Senior Demand Notes, including accrued interest	54,055,007	50,032,844
Commercial Paper	253,960,145	225,860,888
	308,015,152	275,893,732

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	18,432,001	18,756,682

SUBORDINATED DEBT	40,378,507	42,917,976

Total Liabilities	366,825,660	337,568,390

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2013 and 2012	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2013 and 2012	--	--
Accumulated Other Comprehensive Income (Loss)	(2,472,734)	2,098,618
Retained Earnings	194,655,367	174,265,215
Total Stockholders' Equity	192,352,633	176,533,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 559,178,293	$ 514,102,223

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
INTEREST INCOME:
Finance Charges	$ 128,761,404	$ 119,441,946	$ 108,858,812
Investment Income	52,831	11,970	12,884
	128,814,235	119,453,916	108,871,696

INTEREST EXPENSE:
Senior Debt	10,091,821	9,861,176	9,323,864
Subordinated Debt	1,380,051	1,533,203	2,316,933
	11,471,872	11,394,379	11,640,797

NET INTEREST INCOME	117,342,363	108,059,537	97,230,899

PROVISION FOR LOAN LOSSES	27,623,368	22,484,582	19,008,749

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	89,718,995	85,574,955	78,222,150

NET INSURANCE INCOME	22,793,586	21,071,126	19,024,591

OTHER REVENUE	7,816,981	7,192,305	6,831,655

OPERATING EXPENSES:
Personnel Expense	63,044,814	59,483,888	55,399,302
Occupancy Expense	12,368,589	11,774,926	11,455,842
Other Expense	21,483,407	20,268,365	17,832,265
	96,896,810	91,527,179	84,687,409

INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	23,432,752	22,311,207	19,390,987

PROVISION FOR INCOME TAXES	6,432	7,700	4,500

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	10,981,441	10,445,208	9,736,631

NET INCOME	$ 34,407,761	$ 32,748,715	$ 29,123,118

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Net Income	$ 34,407,761	$ 32,748,715	$ 29,123,118

Other Comprehensive Income:
Net changes related to available-for-sale Securities:
Unrealized gains income (losses)	(6,145,189)	2,728,172	(143,978)
Income tax provision	1,695,874	(723,162)	-
Net unrealized gains (losses)	(4,449,315)	2,005,010	(143,978)

Less reclassification of gains to net income	122,037	9,164	-

Total Other Comprehensive Income (Loss)	(4,571,352)	1,995,846	(143,978)

Total Comprehensive Income	$ 29,836,409	$ 34,744,561	$ 28,979,140

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Accumulated
Other
Common Stock		Retained	Comprehensive
Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2010	170,000	$170,000	$130,990,179	$246,750	$131,406,929

Comprehensive Income:
Net Income for 2011	—	—	29,123,118	—
Other Comprehensive Loss	—	—	—	(143,978)
Total Comprehensive Income	—	—	—	—	28,979,140
Cash Distributions Paid	—		(8,835,403)	—	(8,835,403)

Balance at December 31, 2011	170,000	170,000	151,277,894	102,772	151,550,666

Comprehensive Income:
Net Income for 2012	—	—	32,748,715	—
Other Comprehensive Income	—	—	—	1,995,846
Total Comprehensive Income	—	—	—	—	34,744,561
Cash Distributions Paid	—		(9,761,394)	—	(9,761,394)

Balance at December 31, 2012	170,000	170,000	174,265,215	2,098,618	176,533,833

Comprehensive Income:
Net Income for 2013	—	—	34,407,761	—
Other Comprehensive Loss	—	—	—	(4,571,352)
Total Comprehensive Income	—	—	—	—	29,836,409
Cash Distributions Paid	—	—	(14,017,609)	—	(14,017,609)

Balance at December 31, 2013	170,000	$170,000	$194,655,367	$(2,472,734)	$192,352,633

SCHEDULE I

1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

	Net Income	$ 34,407,761	$ 32,748,715	$ 29,123,118
	Adjustments to reconcile net income to net
	cash provided by operating activities:
	Provision for Loan Losses	27,623,368	22,484,582	19,008,749
	Depreciation and Amortization	2,910,855	2,716,463	2,586,017
	Equity in undistributed earnings of subsidiaries	(10,981,441)	(10,445,208)	(9,736,631)
	Earnings in equity method investment	(211,635)	-	-
	Gain on sale of marketable securities and
	equipment and premium amortization on securities	(28,043)	(49,589)	(229,967)
	(Increase) decrease in Miscellaneous Assets	(1,064,925)	(106,368)	594,795
	(Decrease) increase in Other Liabilities	(324,681)	1,917,476	(741,318)
	Net Cash Provided	52,331,259	49,266,071	40,604,763

	CASH FLOWS FROM INVESTING ACTIVITIES:
	Loans originated or purchased	(334,922,921)	(300,909,120)	(268,745,548)
	Loan payments	279,927,895	251,943,664	225,409,430
	Increase in restricted cash	(83,049)	(65,185)	(96,991)
	Purchase of equity fund investment	(10,000,000)	-	-
	Capital expenditures	(2,715,004)	(2,516,138)	(5,565,398)
	Proceeds from sale of equipment	45,662	64,103	554,630
	Net Cash Used	(67,747,417)	(51,482,676)	(48,443,877)

	CASH FLOWS FROM FINANCING ACTIVITIES:
	Net increase in Senior Demand Notes	4,022,163	3,425,884	6,214,556
	Advances on credit line	531,375	532,392	4,308,977
	Payments on credit line	(531,375)	(532,392)	(5,208,977)
	Commercial paper issued	61,559,542	55,411,872	51,932,342
	Commercial paper redeemed	(33,460,285)	(26,745,170)	(21,938,031)
	Subordinated debt issued	8,645,970	8,740,067	10,518,270
	Subordinated debt redeemed	(11,185,439)	(12,692,167)	(23,427,814)
	Dividends / Distributions paid	(14,017,609)	(9,761,394)	(8,835,403)
	Net Cash Provided	15,564,342	18,379,092	13,563,920

	NET INCREASE IN
	CASH AND CASH EQUIVALENTS	148,184	16,162,487	5,724,806

	CASH AND CASH EQUIVALENTS, beginning	25,468,654	9,306,167	3,581,361

	CASH AND CASH EQUIVALENTS, ending	$ 25,616,838	$ 25,468,654	$ 9,306,167

Cash paid during the year for:	Interest	$ 11,476,777	$ 11,333,494	$ 11,791,254
	Income Taxes	8,000	7,900	10,000

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(h)	Form of the Company’s 2014 Executive Bonus Plan	39
12	Ratio of Earnings to Fixed Charges	41
13	Annual Report	42
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	91
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	92
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	93
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	94

101.INS	XBLR Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document