Form 10-K
period 2014-12-31
1st FRANKLIN FINANCIAL CORP
filed 2015-03-31
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

(X)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large Accelerated Filer __     Accelerated Filer __     Non Accelerated Filer  X

Smaller Reporting Company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  __   No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:   $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2015
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2014, included as Exhibit 13 hereto, are incorporated by reference into Parts I and II of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.

BUSINESS:

The Company, page 1 and Business, pages 4-10, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2014 (the “Annual Report”) are incorporated herein by reference.

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

Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations.  As a result, the loss of employment by such borrowers is likely to make it more difficult for them to timely repay their obligations to the Company.  Additionally, adverse general economic conditions, including high unemployment rates, often result in additional challenges for both the Company and potential customers, resulting in an increased number of bankruptcy filings and a lower number of qualified borrowers.  Continued higher than historical average unemployment, uncertain or worsening  economic conditions, could result in the Company’s liquidity, financial condition and results of operations being materially adversely impacted.

We establish an allowance for loan losses in our financial statements at a level considered adequate by management to absorb probable loan losses inherent in the loan portfolio as of the balance sheet date based on estimates and assumptions at that date.  The amount of actual future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates.  Although Management believes that the Company’s allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our financial condition and results of operations.

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

While we would expect to vigorously defend ourselves against any of these proceedings, there is a chance that our results of operations, financial condition and cash flows in any period could be materially and adversely affected by unfavorable outcomes which, in turn, could affect our ability to fund loans or make payments on, or repay, our outstanding obligations, any of which could materially adversely effect our business, results of operations and financial condition.

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

We are heavily dependent upon our senior management and the loss of services of any of our senior executives could adversely affect our business.  Our success has been, and will continue to be, dependent on our ability to retain the services of key employees.  The loss of the services of key employees or senior management could adversely affect the quality and profitability of our business operations.

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

Item 7A.

QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" Quantitative and Qualitative Disclosures About Market Risk sub-heading, page 16 of the Annual Report is incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 were effective at December 31, 2014.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this evaluation, Management believes that internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2014.

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

Item 9B.

OTHER INFORMATION:

Not Applicable

------------------------------------------

Forward Looking Statements:

Certain statements contained or incorporated by reference herein, including under the captions “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute “forward-looking statements” within the meaning of the federal securities laws.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those set out under the caption “Risk Factors”, the ability to manage cash flow and working capital, the accuracy of Management’s estimates and judgments, adverse developments in economic conditions including within the interest rate environment, unfavorable outcomes of litigation, federal and state regulatory changes and other factors referenced elsewhere herein or incorporated herein by reference.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(5)	78	1967	Vice Chairman of Board

Ben F. Cheek, IV (3)(4)(5)	53	2001	Chairman of the Board

A. Roger Guimond (3)(5)	60	2004	Executive Vice President / Chief Financial Officer

James H. Harris, III (1)(2)(5)	61	2014	None

John G. Sample, Jr. (1)(2)(5)	58	2004	None

C. Dean Scarborough (1)(2)(5)	60	2004	None

Keith D. Watson (1)(2)(5)	57	2004	None

(1)

Member of Audit Committee.

(2)

Mr. Harris, III is founder and co-owner of Unichem Technologies, Inc. where he serves as Vice President.  He has been with Unichem Technologies, Inc. for more than five years.  Mr. Harris, III is also President of Moonrise Distillery, which he formed in, and has owned, since 2012.  Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, since 2002.  Mr. Scarborough has served as a county commissioner for Stephens County, Georgia since 2009.  Mr. Watson is President of Bowen & Watson, Inc., a general contracting company.  Mr. Watson has been in the Bowen & Watson since 1980.

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

As a family controlled company, historically Mr. Ben F. Cheek, III, who with his family directly or indirectly owns all of the Company's stock, has served as the Chairman and Chief Executive Officer of the Company.  Mr. Cheek, IV has significant knowledge of all aspects of the Company's business and operations and, as a result, the combination of these positions fostered consistent communication, accountability and alignment on corporate strategy. Effective January 1, 2015, Mr. Cheek, III transitioned to the role of Vice Chairman and Ben F. Cheek, IV, who previously served as Vice Chairman, was appointed Chairman of the Board.  At that time, Ms. Virginia C. Herring, who was our President, took on the additional role of Chief Executive Officer.  In light of the additional responsibilities assumed by Mr. Cheek, IV and Mr. Herring, and in order to allow them to each focus on the new and additional requirements of their new roles, the Board has determined at this time that it is appropriate to separate the roles of Chairman and Chief Executive Officer.    Given the relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has not determined a need to appoint appointed a lead independent director.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”).  The individuals comprising the EMT during 2014 were all executive officers of the Company as follows:  Messrs. Cheek, III, Cheek, IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks.  In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees.  The Audit Committee has specific responsibility for oversight of risks associated with financial accounting and audits, as well as internal control over financial reporting.  The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company.  Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporate governance,  the Board of Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors.  The Board has determined that a majority of the members of the Board of Directors, specifically Messrs. Harris, Sample, Scarborough, and Watson are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Marketplace Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Audit Committee is composed of Messrs. Sample, Scarborough, Watson, and Harris.  In accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that all of the members thereof are “independent” and that Mr. Sample is an “audit committee financial expert” as defined by the SEC in Rule 407(d)(5) of Regulation S-K.  In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d)(5) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members of the Board of Directors.  A copy of the Company’s Audit Committee charter is publicly available on the Company’s website at:  http//www.1ffc.com.

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

Ben F. Cheek, III

Previously executive officer of the Company and currently executive officer of Company's insurance subsidiaries.  Extensive knowledge in the banking and consumer finance industry.   Previously served as director of a Habersham Bancorp.  Has legal background as an attorney.  Has 53 years experience with the Company.  Has previously served as board member of various consumer industry associations.

Ben F. Cheek, IV

Executive officer of the Company.  Highly knowledgeable of the banking and consumer finance industry.  Has been with the Company for 28 years.  Currently serves on two of the industry’s state association boards and serves as a board member on our industry’s national association.

A. Roger Guimond

Executive officer of the Company.  Knowledgeable of the banking and consumer finance industry.  Has been with the Company for 38 years and is responsible for the accounting, audit and compliance, technology infrastructure and investment center operations of the Company.  Significant experience in finance and related areas.

James H. Harris, III

Independent director.  Appointed to the Board effective January  15, 2014.  Maintains executive position, with responsibility for finance and other matters in various entities which provides him significant knowledge to function as an effective member of our audit committee.

John G. Sample, Jr.

Independent director.  Extensive knowledge of accounting and reporting standards.  Prior experience as an audit partner in an international public accounting firm.  Experience and knowledge of the insurance industry through executive management positions at operating companies.  Has served as director of the Company for 10 years and is the Company’s audit committee chairman.

C. Dean Scarborough

Independent director.  Previously served on board of a community bank.  Currently serves as a county Commissioner for Stephens County, Georgia, where the Company maintains its headquarters.  Has served as director of the Company for 10 years.

Keith D. Watson

Independent director.  Previously served on board of a community bank.  Has served as director of the Company for 10 years.  Maintains executive position with significant oversight responsibility in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationships	Business Experience

Ben F. Cheek, IV, 53 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 1, 2015.

Ben F. Cheek, III, 78 Vice Chairman	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Effective January 1, 2015, assumed role of Vice Chairman of the Board.

Virginia C. Herring, 52 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.  Effective January 1, 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

A. Roger Guimond, 60 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

J. Michael Culpepper, 60 Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

C. Michael Haynie, 60 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. Lovern, 56 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 54 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services in his privately held law firm.

EXECUTIVE OFFICERS (continued)
Name, Age, Position(s) and Family Relationships	Business Experience

Daniel E. Clevenger, II, 41 Executive Vice President – Compliance

Jointed the Company in February 2015 as Executive Vice President - Compliance.  Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013.  Served in private practice from 1998 to 2006.

Lynn E. Cox, 57 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The EMT, consisting of executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company.  The EMT consists of Messrs. Cheek, III, Cheek IV, Guimond, Haynie, Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  Mr. Clevenger, II joined the EMT in February 2015.  For the foregoing reasons the Company has not historically engaged any consultant to advise on compensation related matters.

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

Base Salary:

The Company provides executive officers, and other employees, with a base salary intended to provide a level of financial security and appropriately compensate them for services rendered throughout the year.  Salaries for all executive officers are established annually by Messrs. Cheek III and Cheek, IV and Ms. Herring, based on the level of each executive officer’s responsibility, tenure with the Company and certain publicly available market data with respect to salaries paid for like positions at comparable companies.  In addition, base salaries are set at a level designed to take into account the fact that the Company does not provide equity-based compensation, as described elsewhere.

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

Bonus Awards:

Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company.  The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards.  As in prior years, in 2014 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus.   In addition to this 4% bonus, Messrs. Cheek, III and Cheek, IV and Ms. Herring, retain the discretion to award certain additional amounts.  In 2014, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  Consistently therewith, at the beginning of 2014 the EMT approved the Company’s 2014 Bonus Plan (the “2014 Bonus Plan”).  Mr. Cheek, III voluntarily elected not to participate in the 2014 Bonus Plan.

The 2014 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2014 Bonus Plan, at inception, a minimum pre-tax income requirement of $23.8 million was established as a baseline goal required to be achieved in order for any payouts to be made under such Plan.  The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income, plus the Company's projected accrued incentive bonus at December 31, 2014, multiplied by 50%.  The EMT believes using a trailing three-year metric incents management to focus on long-term growth, and not be disproportionately focused on short-term results.  The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2014 Bonus Plan were based on the number of strategic goals met, as established in advance by the EMT.  For 2014, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal.  Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of each such goal has on the Company’s results of operations and financial condition.  The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts.  The goals were:

(i)

Minimum 6.00% corporate net receivables growth;

(ii)

Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 9.00% of outstanding receivables;

(iii)     $36.0 million minimum pre-tax income (separate from minimum threshold goal);

(iv)     Maximum corporate expense / revenue ratio of 83.00% or less; and

(v)      Minimum 5.25% return on assets.

Bonus payouts under the 2014 Plan depended on the number of goals met as follows:

No. of Strategic Goals Met

Bonus Payout (% of Salary)

1

5% - 25%

2

5% - 35%

3

5% - 45%

4

5% - 55%

5

5% - 65%

In 2014, the Company exceeded the $23.8 million pre-tax threshold goal.  In addition, the Company met four of the five strategic goals as set out in the 2014 Bonus Plan.

In accordance with discretion afforded the EMT under the 2014 Bonus Plan, amounts paid to each executive officer, other than Mr. Cheek, III, varied within the payout range depending on personal performance milestones as determined by the EMT.  The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

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

As a result of certain federal limitations on the ability of management or highly compensated employees (within the respective meanings of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) to participate in such plans, Management established the Company’s Executive Nonqualified Deferred Compensation Plan), (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan, the Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Code) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution on the amount of their salary above the 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan.  The EMT determined that it was appropriate to offer the Deferred Compensation Plan, and the matching contribution consistent with the level provided by employees generally, to such persons as if they were eligible to participate in Company sponsored plans open to other employees.

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives.  The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers.  In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2014, determined that these amounts were appropriate.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits.  In 2014 Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit.  In addition, during 2014, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

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

The Board of Directors:

Ben F. Cheek, III

John G. Sample, Jr.

Ben F. Cheek, IV

C. Dean Scarborough

A. Roger Guimond

Keith D. Watson

James H. Harris, III

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, III Vice Chairman (4)	2014 2013 2012	$ 240,000 $ 240,000 $ 240,000	$ 10,033 $ 9,817 $ 10,024	$ 7,500 $ - $ -	$ 10,501 $ 14,989 $ 13,446	$ 268,034 $ 264,806 $ 263,470
Ben F. Cheek, IV Chairman (4)	2014 2013 2012	$ 279,650 $ 264,754 $ 258,837	$ 12,146 $ 11,550 $ 11,036	$ 167,008 $ 187,690 $ 176,044	$ 68,794 $ 66,586 $ 49,369	$ 527,598 $ 530,580 $ 495,286
Virginia C. Herring President and CEO (4)	2014 2013 2012	$ 331,250 $ 315,000 $ 295,000	$ 13,660 $ 12,805 $ 12,003	$ 194,113 $ 204,750 $ 191,750	$ 46,367 $ 23,805 $ 21,442	$ 585,390 $ 556,360 $ 520,195
A. Roger Guimond Executive Vice President and Chief Financial Officer	2014 2013 2012	$ 368,385 $ 349,725 $ 329,250	$ 24,438 $ 20,669 $ 17,724	$ 209,212 $ 235,121 $ 221,813	$ 67,138 $ 64,999 $ 58,065	$ 669,173 $ 670,514 $ 626,852
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2014 2013 2012	$ 331,509 $ 310,400 $ 308,750	$ 17,556 $ 13,786 $ 12,756	$ 195,530 $ 217,360 $ 200,688	$ 45,238 $ 42,971 $ 17,122	$ 589,833 $ 584,517 $ 539,316

(1) For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2) For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3) All other compensation for executive officers for 2014 is detailed as follows:

(4)

During 2014, Mr. Cheek, III served as Chairman of the Board, Mr, Cheek, IV served as Vice Chairman and Ms. Herring served as President.  They each assumed therir current roles effective January 1, 2015.

Name	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees and Deferred Salary (a)	Company Contribution To Deferred Comp Plan	Total

Ben F. Cheek, III	$ 3,777	$ 2,400	$ 4,324	$ -	$ -	$ 10,501
Ben F. Cheek, IV	$ -	$ 2,400	$ 6,437	$ 49,000	$ 10,957	$ 68,794
Virginia C. Herring	$ 124	$ 2,400	$ 30,826	$ -	$ 13,017	$ 46,367
A. Roger Guimond	$ -	$ 2,400	$ 2,714	$ 37,000	$ 25,024	$ 67,138
J. Michael Culpepper	$ 1,550	$ 2,400	$ 2,568	$ 24,000	$ 14,720	$ 45,238

(a)  Messrs. Cheek IV and Guimond, both Directors of the Company, elected to receive their 2014 director fees as deferred compensation amounting to $25,000 each.  Also in 2014, Mr. Cheek IV and Mr. Culpepper elected to defer $24,000 in salary and Mr. Guimond elected to defer $12,000 in salary.  See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2014, the named executive officers (other than Mr. Cheek, III as a result of his voluntary election not to participate in the 2014 Bonus Plan) were eligible to receive non-equity incentive plan payouts under the Company’s 2014 Bonus Plan.  The following table sets forth certain information with respect to award eligibility for the fiscal year ended December 31, 2014 to our executive officers.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, III	3/01/2014	$ -	$ -	$ -
Ben F. Cheek, IV	3/01/2014	$ 15,183	$ 106,278	$ 197,373
Virginia C. Herring	3/01/2014	$ 16,563	$ 115,938	$ 247,251
A. Roger Guimond	3/01/2014	$ 19,019	$ 133,135	$ 235,121
J. Michael Culpepper	3/01/2014	$ 17,775	$ 124,428	$ 231,081

(1)

Represents estimated possible payouts under the 2014 Bonus Plan.  The “Threshold “ column reflects the payout which would have occurred if each performance goal as set out in the 2014 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary.  The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2014 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%).  The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2014 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary.  Actual amounts paid to each named executive officer are set out in the Summary Compensation Table above, under the heading “Non-Equity Incentive Plan Compensation”.

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof.  The EMT establishes the bases for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III and Cheek, IV, and Ms. Herring,

During 2014, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ -	$ 19,555	$ -	$ 792,014
Ben F. Cheek, IV	$ 49,000	$ 10,957	$ 5,592	$ -	$ 274,759
Virginia C. Herring	$ -	$ 13,017	$ 1,054	$ -	$ 55,671
A. Roger Guimond	$ 37,000	$ 25,024	$ 11,219	$ -	$ 510,492
J. Michael Culpepper	$ 24,000	$ 14,720	$ 2,512	$ -	$ 128,826

(2)

Includes compensation of $25,000 for service as a member of the Company’s Board of Directors voluntarily deferred by Ben F. Cheek, IV and A. Roger Guimond.  Also includes $24,000 in deferred salary by Messrs. Cheek, IV and Culpepper and $12,000 in deferred salary by Mr. Guimond.  See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2)

Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$25,000	$ --	$25,000
A. Roger Guimond	$25,000	$ --	$25,000
James H. Harris, III	$25,000	$ --	$25,000
John G. Sample, Jr.	$25,000	$1,000	$26,000
C. Dean Scarborough	$25,000	$ --	$25,000
Keith D. Watson	$25,000	$ --	$25,000

In 2014, each member of the Board of Directors, whether or not executive officers of the Company, was entitled to receive $25,000 per year for service as a member of the Board of Directors, including service on any committee thereof.  Mr. Cheek, III voluntarily elected to forego any such compensation.  In addition, Mr. Sample also received $1,000 in travel-related expenses to attend meetings.  Messrs. Cheek IV, Guimond and Sample elected to receive their 2014 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)

Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2014.  Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2014, by (i) Directors who were then serving in such capacity and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group.  Except as described below, each person has sole voting and dispositive power over such shares.

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	574 Shares - Direct	.34%

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	37,898 Shares – Indirect (1)	22.52%

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%
	Non-Voting Common Stock	37,896 Shares – Indirect (1)	22.52%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

J. Michael Culpepper	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

James H. Harris, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,288 Shares - Direct	.76%
as a Group	Non-Voting Common Stock	36,597 Shares - Direct	21.74%
(12 persons)	Non-Voting Common Stock	75,794 Shares- Indirect (1)	45.04%

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

The Company leases its home office building and print shop for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expire December 31, 2015.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, and M. Herring, and Executive Officer of the Company, own 66.67%, 11.11% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $302,400.

The Company leases its Clarkesville, Georgia branch office for a total of $5,400 per year from Cheek Investments, Inc. under a lease which expires June 30, 2015.  Messrs. Cheek, III and Cheek, IV and Ms. Herring, own .50%, 33.17% and 33.17%, respectively, of the shares of Cheek Investments, Inc.  In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $8,100.

During 2014, Messrs, Cheek, III and Cheek, IV were both directors and executive officers of the Company.  Effective January 1, 2015, Mr. Cheek, III transitioned to solely a director of the Company.  At all relevant times, Ms. Herring has been an executive officer of the Company.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben F. Cheek, III) owns 24.24% of the Company’s voting stock.  The loan was renewed on July 20, 2014.  The balance on this commercial loan (including principal and accrued interest) was $1,514,461 at December 31, 2014, which was also the maximum amount outstanding during the year.  No principal or interest payments were applied against this loan during 2014.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%.  Interest is currently computed at an annual rate of 4.25%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $5,886 for interest accrued during 2014 was applied to the loan on December 31, 2014.   No principal payments on this loan were made in 2014.  The balance on this loan at December 31, 2014 was $332,934.  This was the maximum amount outstanding during the year.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2014 and 2013 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2014	2013
Services Provided:
Audit Fees (1)	$ 394,724	$ 352,789
Tax Fees (2)	93,922	62,695
Total	$ 488,646	$ 415,484

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2014 and 2013, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2014 and 2013 fiscal years.  Included in these amounts are fees of $24,000 for 2014 for fees related to audit of the Company's 401(k) Plan and $5,000 for 2013 related to the review of certain registration statements.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2014 and 2013.

Consolidated Statements of Income for the three years ended December 31, 2014. Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2014.

Consolidated Statements of Cash Flows for the three years ended December 31, 2014.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2014 and 2013.

Condensed Statements of Income for the three years ended December 31, 2014.

Condensed Statements of Comprehensive Income for the three years ended

December 31, 2014.

Condensed Statements of Stockholders’ Equity for the three years ended

December 31, 2014.

Condensed Statements of Cash Flows for the three years ended December 31, 2014.

(3) Exhibits:

3. (a)	Restated Articles of Incorporation as amended January 26, 1996 (incorporated herein by reference to Exhibit 3(a) to Form 10-K for the fiscal year ended December 31, 1995).

(b)	Bylaws (incorporated herein by reference to Exhibit 3(b) to Form 10-K for the fiscal year ended December 31, 1995).

4. (a)

Indenture dated October 31, 1984, between the Company and The First National Bank of Gainesville, Trustee (incorporated by reference to Exhibit 4(a) to Amendment No. 1 to the Registration Statement on Form S-2 dated April 24, 1998, File No. 333-47515).

(b)

Form of Series 1 Variable Rate Subordinated Debenture (incorporated by reference to Exhibit 4(b) to Amendment No. 3 to the Registration Statement on Form S-2 dated November 14, 2005, File No. 333-126589).

(c)

Agreement of Resignation, Appointment and Acceptance dated as of May 28, 1993 between the Company, The First National Bank of Gainesville, and Columbus Bank and Trust Company (incorporated by reference to Exhibit 4(c) to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-2 dated June 8, 1993, File No. 33-49151).

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

(b)

First Amendment to Loan and Security Agreement dated as of November 3, 2009, by and among the Company, Wells Fargo Preferred Capital, Inc., as agent for lenders, and the other financial institutions from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 5, 2009).

(c)

Second Amendment to Loan and Security Agreement dated as of August 11, 2010, by and among the Company, Wells Fargo Preferred Capital, Inc., as agent for lenders, and the financial institutions a party thereto as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2010).

(d)

Third Amendment to Loan and Security Agreement, dated as of September 20, 2011, by and among the Company, Wells Fargo Preferred Capital, Inc. and the financial institutions a party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 21, 2011).

(e) (g)

Fourth Amendment to Loan and Security Agreement, dated as of September 04, 2013, by and among the Company, Wells Fargo Preferred Capital, Inc. and the financial institutions a party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 10, 2013).

Fifth Amendment to Loan and Security Agreement, dated as of November 13, 2014, by and among the Company, Wells Fargo Bank, N.A. and the financial institutions a party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2014).

	(g) (h)	Director Compensation Summary Term Sheet. * Form of the Company’s 2015 Executive Bonus Plan. *

11.	Computation of Earnings per Share is self-evident from the Consolidated Statement of Income and Retained Earnings in the Annual Report, incorporated by reference herein.

	12.	Ratio of Earnings to Fixed Charges.

	13.	Annual Report.

	15.	Financial Statement Schedules.

	21.	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2010).

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document.

XBRL Taxonomy Extension Schema Document.

XBRL Taxonomy Extension Calculation Linkbase Document.

XBRL Taxonomy Extension Label Linkbase Document.

XBRL Taxonomy Extension Presentation Linkbase Document.

XBRL Taxonomy Extension Definition Linkbase Document.

	*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(b)	See “Index to Exhibits”.

(c)	See pages 31-37 of this Form 10-K for required Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 30, 2015	By: /s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV		March 30, 2015
(Ben F. Cheek, IV)	Chairman of Board

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Vice Chairman	March 30, 2015

/s/ James H. Harris, III
(James H. Harris, III)	Director	March 30, 2015

/s/ Virginia C. Herring
(Virginia C. Herring)	President and Chief Executive Officer	March 30, 2015

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 30, 2015
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 30, 2015

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 30, 2015

/s/ Keith D. Watson
(Keith D. Watson)	Director	March 30, 2015

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2014, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

1st Franklin Financial Corporation

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 30, 2015; such consolidated financial statements and report are included in your 2014 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 30, 2015

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2014 AND 2013

ASSETS
		2014	2013
	CASH AND CASH EQUIVALENTS:
	Cash and Due from Banks	$ 1,313,334	$ 909,621
	Short-term Investments	11,467,151	24,707,217
		12,780,485	25,616,838

	RESTRICTED CASH	370,272	326,886

	LOANS:
	Direct Cash Loans	471,195,331	445,754,712
	Real Estate Loans	20,271,000	20,329,655
	Sales Finance Contracts	23,906,111	22,269,833
		515,372,442	488,354,200

Less:	Unearned Finance Charges	63,079,794	59,649,718
	Unearned Insurance Commissions	16,865,051	16,609,492
	Allowance for Loan Losses	28,620,000	24,680,789
		406,807,597	387,414,201

	INVESTMENTS IN SUBSIDIARIES	140,085,947	121,935,356

	MARKETABLE DEBT SECURITIES:
	Available for Sale, at fair market value	418,987	433,034

	EQUITY METHOD INVESTMENT	26,059,579	10,211,635

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	less accumulated depreciation and amortization
	of $24,049,665 and $21,657,107 in 2014 and 2013, respectively	10,205,126	8,913,865
	Miscellaneous	4,235,189	4,326,478
		14,440,315	13,240,343

	TOTAL ASSETS	$ 600,963,182	$ 559,178,293

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

DECEMBER 31, 2014 AND 2013

LIABILITIES AND STOCKHOLDERS' EQUITY

2014	2013

SENIOR DEBT:
Notes Payable to Banks	$ --	$ --
Senior Demand Notes, including accrued interest	58,530,148	54,055,007
Commercial Paper	276,656,052	253,960,145
	335,186,200	308,015,152

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	19,603,258	18,432,001

SUBORDINATED DEBT	37,726,538	40,378,507

Total Liabilities	392,515,996	366,825,660

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2014 and 2013	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2014 and 2013	--	--
Accumulated Other Comprehensive Income (Loss)	3,663,475	(2,472,734)
Retained Earnings	204,613,711	194,655,367
Total Stockholders' Equity	208,447,186	192,352,633

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 600,963,182	$ 559,178,293

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
INTEREST INCOME:
Finance Charges	$ 140,071,693	$ 128,761,404	$ 119,441,946
Investment Income	45,333	52,831	11,970
	140,117,026	128,814,235	119,453,916

INTEREST EXPENSE:
Senior Debt	10,755,834	10,091,821	9,861,176
Subordinated Debt	1,195,676	1,380,051	1,533,203
	11,951,510	11,471,872	11,394,379

NET INTEREST INCOME	128,165,516	117,342,363	108,059,537

PROVISION FOR LOAN LOSSES	32,622,546	27,623,368	22,484,582

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	95,542,970	89,718,995	85,574,955

NET INSURANCE INCOME	23,655,495	22,793,586	21,071,126

OTHER REVENUE	7,274,666	7,816,981	7,192,305

OPERATING EXPENSES:
Personnel Expense	67,419,267	63,044,814	59,483,888
Occupancy Expense	13,188,162	12,368,589	11,774,926
Other Expense	24,519,791	21,483,407	20,268,365
	105,127,220	96,896,810	91,527,179

INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	21,345,911	23,432,752	22,311,207

PROVISION FOR INCOME TAXES	12,500	6,432	7,700

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	12,000,335	10,981,441	10,445,208

NET INCOME	$ 33,333,746	$ 34,407,761	$ 32,748,715

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Net Income	$ 33,333,746	$ 34,407,761	$ 32,748,715

Other Comprehensive Income:
Net changes related to available-for-sale Securities:
Unrealized gains income (losses)	8,297,119	(6,145,189)	2,728,172
Income tax provision	(2,160,903)	1,695,874	(723,162)
Net unrealized gains (losses)	6,136,216	(4,449,315)	2,005,010

Less reclassification of gains to net income	7	122,037	9,164

Total Other Comprehensive Income (Loss)	6,136,209	(4,571,352)	1,995,846

Total Comprehensive Income	$ 39,469,955	$ 29,836,409	$ 34,744,561

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Accumulated
Other
Common Stock		Retained	Comprehensive
Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2011	170,000	$170,000	$151,277,894	$102,772	$151,550,666

Comprehensive Income:
Net Income for 2012	—	—	32,748,715	—
Other Comprehensive Loss	—	—	—	1,995,846
Total Comprehensive Income	—	—	—	—	34,744,561
Cash Distributions Paid	—		(9,761,394)	—	(9,761,394)

Balance at December 31, 2012	170,000	170,000	174,265,215	2,098,618	176,533,833

Comprehensive Income:
Net Income for 2013	—	—	34,407,761	—
Other Comprehensive Income	—	—	—	(4,571,352)
Total Comprehensive Income	—	—	—	—	29,836,409
Cash Distributions Paid	—		(14,017,609)	—	(14,017,609)

Balance at December 31, 2013	170,000	170,000	194,655,367	(2,472,734)	192,352,633

Comprehensive Income:
Net Income for 2014	—	—	33,333,746	—
Other Comprehensive Loss	—	—	—	6,136,209
Total Comprehensive Income	—	—	—	—	39,469,955
Cash Distributions Paid	—	—	(23,375,402)	—	(23,375,402)

Balance at December 31, 2014	170,000	$170,000	$204,613,711	$3,663,475	$208,447,186

SCHEDULE I

1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 33,333,746	$ 34,407,761	$ 32,748,715
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for Loan Losses	32,622,546	27,623,368	22,484,582
Depreciation and Amortization	3,156,828	2,910,855	2,716,463
Equity in undistributed earnings of subsidiaries	(12,000,335)	(10,981,441)	(10,445,208)
Earnings in equity method investment	(847,944)	(211,635)	-
Gain on sale of marketable securities and
equipment and premium amortization on securities	(45,247)	(28,043)	(49,589)
Decrease (increase) in Miscellaneous Assets	91,289	(1,064,925)	(106,368)
Increase (decrease) in Other Liabilities	1,171,257	(324,681)	1,917,476
Net Cash Provided	57,482,140	52,331,259	49,266,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(351,600,837)	(334,922,921)	(300,909,120)
Loan payments	299,584,895	279,927,895	251,943,664
Increase in restricted cash	(43,386)	(83,049)	(65,185)
Purchase of equity fund investment	(15,000,000)	(10,000,000)	-
Capital expenditures	(4,487,073)	(2,715,004)	(2,516,138)
Proceeds from sale of equipment	84,231	45,662	64,103
Net Cash Used	(71,462,170)	(67,747,417)	(51,482,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Senior Demand Notes	4,475,141	4,022,163	3,425,884
Advances on credit line	531,475	531,375	532,392
Payments on credit line	(531,475)	(531,375)	(532,392)
Commercial paper issued	65,587,144	61,559,542	55,411,872
Commercial paper redeemed	(42,891,237)	(33,460,285)	(26,745,170)
Subordinated debt issued	7,210,193	8,645,970	8,740,067
Subordinated debt redeemed	(9,862,162)	(11,185,439)	(12,692,167)
Dividends / Distributions paid	(23,375,402)	(14,017,609)	(9,761,394)
Net Cash Provided	1,143,677	15,564,342	18,379,092

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(12,836,353)	148,184	16,162,487

CASH AND CASH EQUIVALENTS, beginning	25,616,838	25,468,654	9,306,167

CASH AND CASH EQUIVALENTS, ending	$ 12,780,485	$ 25,616,838	$ 25,468,654

Cash paid during the year for:	Interest	$ 11,881,150	$ 11,537,662	$ 11,333,494
	Income Taxes	-	8,000	7,900

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(g)	Director Compensation Summary Term Sheet	39
10(h)	Form of the Company’s 2015 Executive Bonus Plan	40
12	Ratio of Earnings to Fixed Charges	42
13	Annual Report	43
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	93
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	94
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	95
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	96

101.INS	XBLR Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document