Form 10-K
period 2015-12-31
1st FRANKLIN FINANCIAL CORP
filed 2016-03-30
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated Filer __     Accelerated Filer __     Non Accelerated Filer  X

Smaller Reporting Company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  __   No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:   $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 29, 2016
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2015, included as Exhibit 13 hereto, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1. BUSINESS:

The information under the headings Company, page 1 and Business, pages 4-10, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2015 (the “Annual Report”) are incorporated herein by reference.

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

As described more fully elsewhere in this Annual Report, our senior demand notes can be redeemed at any time without penalty.  Our variable rate subordinated debentures are subject to optional redemption by investors at various times prior to their stated maturity and holders may request that we redeem debentures during an interest adjustment period, although we are not obligated to accept such requests, and such requests are subject to interest penalties.  It is possible that a significant number of redemption requests could adversely affect our liquidity.

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

Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations.  As a result, the loss of employment by such borrowers is likely to make it more difficult for them to timely repay their obligations to the Company.  Additionally, adverse general economic conditions, including high unemployment rates, often result in additional challenges for both the Company and potential customers, resulting in an increased number of bankruptcy filings and a lower number of qualified borrowers.  Uncertain or worsening economic conditions could result in the Company’s liquidity, financial condition and results of operations being materially adversely impacted.

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

Increases in unemployment levels and other factors indicative of recessionary economic cycles could affect our investors’, customers’, and potential investors’ and customers’ disposable income, confidence, and spending patterns and preferences, which in turn could negatively impact the making of loans, our cost of loans, our sales of investment securities and our customers’ ability to repay their obligations to us.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which was enacted in 2010 has significantly increased the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act established the Bureau of Consumer Financial Protection as an independent entity given the authority to promulgate additional consumer protection regulations applicable to all entities offering consumer financial services or products such as the Company.  Many of the requirements in the Dodd-Frank Act are being implemented over time and are subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which various expected provisions of the Dodd-Frank Act have been and are expected to continue to be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations remains unclear; however, these regulations have increased and are expected to further increase our cost of doing business and time spent by Management on regulatory matters which may have a material adverse effect on the Company’s operations and results.

In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the loans we make and our related services.  Although we believe that we are in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance that a change in any of those laws, or in their interpretation, will not make our compliance therewith more difficult or expensive, restrict our ability to originate loans or other financial services, further limit or restrict the amount of interest and other charges we earn under such loans or services, or otherwise adversely affect our financial condition or business operations.  The burdens of complying with these laws and regulations, and the possible sanctions if we do not so comply, are significant, and may result in a downturn in our business or our inability to carry on our business in a manner similar to how we currently operate.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 were effective at December 31, 2015.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this evaluation, Management believes that internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2015.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(4)(5)	79	1967	Vice Chairman of the Board

Ben F. Cheek, IV (3)(4)(5)	54	2001	Chairman of the Board

A. Roger Guimond (3)(5)	61	2004	Executive Vice President / Chief Financial Officer

James H. Harris, III (1)(2)(5)	62	2014	None

John G. Sample, Jr. (1)(2)(5)	59	2004	None

C. Dean Scarborough (1)(2)(5)	61	2004	None

Keith D. Watson (1)(2)(5)	58	2004	None

(1) Member of Audit Committee.

(2) Mr. Harris, III is the retired founder of Unichem Technologies, Inc., a specialty chemicals company which he founded over 20 years ago.  Mr. Harris, III is also President of Moonrise Distillery, a producer of spirits, which he formed and has owned since 2012.  Mr. Sample has been the Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, since 2002.  Mr. Scarborough has served as a county commissioner for Stephens County, Georgia since 2009.  Mr. Watson is President of Bowen & Watson, Inc., a general contracting company.  Mr. Watson has been with Bowen & Watson since 1980.

(3) Reference is made to “Executive Officers” for a discussion of business experience.

(4) Mr. Ben F. Cheek, III and IV are father and son.

(5) The term of each director will expire when a successor to such director is elected and  qualified.

There was no, nor is there presently any, arrangement or understanding between any director and any other person (except directors and officers of the registrant acting solely in their capacities as such) pursuant to which the director was selected.

As a family controlled company, historically Mr. Ben F. Cheek, III, who with his family directly or indirectly owns all of the Company's stock, served as the Chairman and Chief Executive Officer of the Company.  Mr. Cheek, III has significant knowledge of all aspects of the Company's business and operations and, as a result, the combination of these positions fostered consistent communication, accountability and alignment on corporate strategy. Effective January 1, 2015, Mr. Cheek, III transitioned to the role of Vice Chairman and Ben F. Cheek, IV, who previously served as Vice Chairman and hs been with the

Company since 1988 in roles of increasing responsibility, was appointed Chairman of the Board.  At that time, Ms. Virginia C. Herring, who was our President, took on the additional role of Chief Executive Officer.  In light of the additional responsibilities assumed by Mr. Cheek, IV and Ms. Herring, and in order to allow them to each focus on the new and additional requirements of their new roles, the Board has determined at this time that it is appropriate to separate the roles of Chairman and Chief Executive Officer.  Given the relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has not determined a need to appoint appointed a lead independent director.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”).  The individuals comprising the EMT during 2015 were all executive officers of the Company as follows:  Messrs. Cheek, III, Cheek, IV, Guimond, Haynie, Clevenger (since joining the Company in February 2016), Culpepper and Vercelli, and Ms. Herring and Ms. Lovern.  The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks.  In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees.  The Audit Committee has specific responsibility for oversight of risks associated with financial accounting and audits, as well as internal control over financial reporting.  The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company.  Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

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

Ben F. Cheek, III

Previously executive officer of the Company and currently executive officer of Company's insurance subsidiaries.  Extensive knowledge in the banking and consumer finance industry.   Previously served as director of a Habersham Bancorp.  Has legal background as an attorney.  Has 54 years experience with the Company.  Has previously served as board member of various consumer industry associations.

Ben F. Cheek, IV

Executive officer of the Company.  Highly knowledgeable of the banking and consumer finance industry.  Has been with the Company for 29 years.  Currently serves on two of the industry’s state association boards and serves as a board member on our industry’s national association.

A. Roger Guimond

Executive officer of the Company.  Knowledgeable of the banking and consumer finance industry.  Has been with the Company for 39 years and is responsible for the accounting, audit and compliance, technology infrastructure and investment center operations of the Company.  Significant experience in finance and related areas.

James H. Harris, III

Independent director.  Appointed to the Board om January 2014.  Has significant executive officer experience in small to mid-size companies and currently maintains executive position, with responsibility for finance and other matters which provides him significant knowledge to function as an effective member of our audit committee.

John G. Sample, Jr.

Independent director.  Extensive knowledge of accounting and reporting standards.  Prior experience as an audit partner in an international public accounting firm.  Experience and knowledge of the insurance industry through executive management positions at operating companies.  Serves as director at Captial City Bank Group, Inc. ( a Tallahassee, Florida bank holding company).  Has served as director of the Company for 11 years and is the Company’s audit committee chairman.

C. Dean Scarborough

Independent director.  Previously served on board of a community bank.  Currently serves as a county Commissioner for Stephens County, Georgia, where the Company maintains its headquarters.  Has served as director of the Company for 11 years.

Keith D. Watson

Independent director.  Previously served on board of a community bank.  Has served as director of the Company for 11 years.  Maintains executive position with significant oversight responsibility in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationships	Business Experience

Ben F. Cheek, IV, 54 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 1, 2015.

Ben F. Cheek, III, 79 Vice Chairman Father of Ben F. Cheek, IV and Virginia C. Herring	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Effective January 1, 2015, assumed role of Vice Chairman of the Board.

Virginia C. Herring, 53 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.  Effective January 1, 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

A. Roger Guimond, 61 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

J. Michael Culpepper, 61 Executive Vice President, Chief Operating Officer No Family Relationship	Joined the Company in 1979, became Supervisor in 1984, Area Vice President in 1996, Vice President in 2001 and Executive Vice President and Chief Operating Officer in 2006.

C. Michael Haynie, 61 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. O'Shields, 57 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 55 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services in his privately held law firm.

EXECUTIVE OFFICERS (continued)
Name, Age, Position(s) and Family Relationships	Business Experience

Daniel E. Clevenger, II, 42 Executive Vice President – Compliance

Jointed the Company in February 2015 as Executive Vice President - Compliance.  Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013.  Served in private practice from 1998 to 2006.

Lynn E. Cox, 58 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Bonus Awards:

Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company.  The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards.  As in prior years, in 2015 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus.   In addition to this 4% bonus, Messrs. Cheek, III and Cheek, IV and Ms. Herring, retain the discretion to award certain additional amounts.  In 2015, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  Consistently therewith, at the beginning of 2015 the EMT approved the Company’s 2015 Bonus Plan (the “2015 Bonus Plan”).  Mr. Cheek, III voluntarily elected not to participate in the 2015 Bonus Plan.

The 2015 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2015 Bonus Plan, at inception, a minimum pre-tax income requirement of $24.3 million was established as a baseline goal required to be achieved in order for any payouts to be made under such Plan.  The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income, plus the Company's projected accrued incentive bonus at December 31, 2015, multiplied by 50%.  The EMT believes using a trailing three-year metric incents management to focus on long-term growth, and not be disproportionately focused on short-term results.  The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2015 Bonus Plan were based on the number of strategic goals met, as established in advance by the EMT.  For 2015, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal.  Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of each such goal has on the Company’s results of operations and financial condition.  The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts.  The goals were:

(i) Minimum 4.00% corporate net receivables growth;

(ii) Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 9.00% of outstanding receivables;

(iii)  $32.0 million minimum pre-tax income (separate from minimum threshold goal);

(iv)  Maximum corporate expense / revenue ratio of 84.00% or less; and

(v)   Minimum 5.00% return on assets.

Bonus payouts under the 2015 Plan depended on the number of goals met as follows:

No. of Strategic Goals Met Bonus Payout (% of Salary)

1 5% - 25%

2 5% - 35%

3 5% - 45%

4 5% - 55%

5 5% - 65%

In 2015, the Company exceeded the $24.3 million pre-tax threshold goal.  In addition, the Company met two of the five strategic goals as set out in the 2015 Bonus Plan.

In accordance with discretion afforded the EMT under the 2015 Bonus Plan, amounts paid to each executive officer, other than Mr. Cheek, III, varied within the payout range depending on personal performance milestones as determined by the EMT.  The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

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

As a result of certain federal limitations on the ability of management or highly compensated employees (within the respective meanings of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) to participate in such plans, Management established the Company’s Executive Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan, the Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Code) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution on the amount of their salary above the Section 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan.  The EMT determined that it was appropriate to offer the Deferred Compensation Plan, and the matching contribution consistent with the level provided by employees generally, to such persons as if they were eligible to participate in Company sponsored plans open to other employees.

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives.  The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers.  In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2015, determined that these amounts were appropriate.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits.  In 2015 Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper received this benefit.  In addition, during 2015, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

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

The Board of Directors:

Ben F. Cheek, III John G. Sample, Jr.

Ben F. Cheek, IV C. Dean Scarborough

A. Roger Guimond Keith D. Watson

James H. Harris, III

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, III Vice Chairman (4)	2015 2014 2013	$ 240,000 $ 240,000 $ 240,000	$ 10,033 $ 10,033 $ 9,817	$ - $ 7,500 $ -	$ 15,778 $ 10,501 $ 14,989	$ 265,811 $ 268,034 $ 264,806
Ben F. Cheek, IV Chairman (4)	2015 2014 2013	$ 294,833 $ 279,650 $ 264,754	$ 12,958 $ 12,146 $ 11,550	$ 127,533 $ 167,008 $ 187,690	$ 75,093 $ 68,794 $ 66,586	$ 510,417 $ 527,598 $ 530,580
Virginia C. Herring President and CEO (4)	2015 2014 2013	$ 353,378 $ 331,250 $ 315,000	$ 14,750 $ 13,660 $ 12,805	$ 141,351 $ 194,113 $ 204,750	$ 33,114 $ 46,367 $ 23,805	$ 542,593 $ 585,390 $ 556,360
A. Roger Guimond Executive Vice President and Chief Financial Officer	2015 2014 2013	$ 384,210 $ 368,385 $ 349,725	$ 24,537 $ 24,438 $ 20,669	$ 158,484 $ 209,212 $ 235,121	$ 70,534 $ 67,138 $ 64,999	$ 637,765 $ 669,173 $ 670,514
J. Michael Culpepper Executive Vice President and Chief Operating Officer	2015 2014 2013	$ 348,353 $ 331,509 $ 310,400	$ 15,304 $ 17,556 $ 13,786	$ 148,941 $ 195,530 $ 217,360	$ 44,331 $ 45,238 $ 42,971	$ 556,929 $ 589,833 $ 584,517

(1) For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2) For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3) All other compensation for executive officers for 2015 is detailed as follows:

(4) Until January 1, 2015, Mr. Cheek, III served as Chairman of the Board, Mr. Cheek, IV served as Vice Chairman and Ms. Herring served as President.  They each assumed their current roles effective January 1, 2015.

Name	Personal Use of Company Auto	Travel Allowance	Insurance Premiums	Director Fees and Deferred Salary (a)	Company Contribution To Deferred Comp Plan	Total

Ben F. Cheek, III	$ 7,150	$ 2,400	$ 6,228	$ -	$ -	$ 15,778
Ben F. Cheek, IV	$ 186	$ 2,400	$ 7,995	$ 54,000	$ 10,512	$ 75,093
Virginia C. Herring	$ 1,910	$ 2,400	$ 15,992	$ -	$ 12,812	$ 33,114
A. Roger Guimond	$ -	$ 2,400	$ 2,085	$ 42,000	$ 24,049	$ 70,534
J. Michael Culpepper	$ 1,546	$ 2,400	$ 2,085	$ 24,000	$ 14,300	$ 44,331

(a)  Messrs. Cheek IV and Guimond, both Directors of the Company, elected to receive their 2015 director fees as deferred compensation amounting to $30,000 each.  Also in 2015, Mr. Cheek IV and Mr. Culpepper elected to defer $24,000 in salary and Mr. Guimond elected to defer $12,000 in salary.  See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2015, the named executive officers (other than Mr. Cheek, III as a result of his voluntary election not to participate in the 2015 Bonus Plan) were eligible to receive non-equity incentive plan payouts under the Company’s 2015 Bonus Plan.  The following table sets forth certain information with respect to award eligibility for the fiscal year ended December 31, 2015 to our executive officers.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, III	3/01/2015	$ -	$ -	$ -
Ben F. Cheek, IV	3/01/2015	$ 15,942	$ 111,592	$ 207,241
Virginia C. Herring	3/01/2015	$ 17,669	$ 123,682	$ 229,696
A. Roger Guimond	3/01/2015	$ 19,811	$ 138,674	$ 257,537
J. Michael Culpepper	3/01/2015	$ 18,618	$ 130,324	$ 242,029

(1) Represents estimated possible payouts under the 2015 Bonus Plan.  The “Threshold “ column reflects the payout which would have occurred if each performance goal as set out in the 2015 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary.  The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2015 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%).  The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2015 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary.  Actual amounts paid to each named executive officer are set out in the Summary Compensation Table above, under the heading “Non-Equity Incentive Plan Compensation”.

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof.  The EMT establishes the bases for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III and Cheek, IV, and Ms. Herring,

During 2015, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$ -	$ -	$ 20,049	$ -	$ 812,063
Ben F. Cheek, IV	$ 54,000	$ 10,512	$ 7,252	$ -	$ 346,523
Virginia C. Herring	$ -	$ 12,812	$ 1,410	$ -	$ 69,893
A. Roger Guimond	$ 42,000	$ 24,049	$ 13,073	$ -	$ 589,614
J. Michael Culpepper	$ 24,000	$ 14,300	$ 3,556	$ -	$ 170,682

(2) Includes compensation of $30,000 for service as a member of the Company’s Board of Directors voluntarily deferred by Ben F. Cheek, IV and A. Roger Guimond.  Also includes $24,000 in deferred salary by Messrs. Cheek, IV and Culpepper and $12,000 in deferred salary by Mr. Guimond.  See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2) Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$30,000	$ --	$30,000
A. Roger Guimond	$30,000	$ --	$30,000
James H. Harris, III	$30,000	$ --	$30,000
John G. Sample, Jr.	$35,000	$1,000	$36,000
C. Dean Scarborough	$30,000	$ --	$30,000
Keith D. Watson	$30,000	$ --	$30,000

In 2015, each member of the Board was entitled to receive $30,000 per year for service as a member of the Board of Directors, including service on any committee thereof. The Chairman of the Audit Committee was entitled to additional $5,000.  In addition, Mr. Sample also received $1,000 in travel-related expenses to attend meetings.  Mr. Cheek, III voluntarily elected to forego any such compensation.    Messrs. Cheek IV, Guimond and Sample elected to receive their 2015 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a) Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2015.  Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2015, by (i) Directors who were then serving in such capacity and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group.  Except as described below, each person has sole voting and dispositive power over such shares.

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	574 Shares - Direct	.34%

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	37,898 Shares – Indirect (1)	22.52%

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%
	Non-Voting Common Stock	37,896 Shares – Indirect (1)	22.52%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

J. Michael Culpepper	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

James H. Harris, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,288 Shares - Direct	.76%
as a Group	Non-Voting Common Stock	36,597 Shares - Direct	21.74%
(13 persons)	Non-Voting Common Stock	75,794 Shares- Indirect (1)	45.04%

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

The Company leases its home office building and print shop for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expire December 31, 2018.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, and Ms. Herring, Executive Officer of the Company, own 66.67%, 11.11% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $453,600.

The Company leases its Clarkesville, Georgia branch office for a total of $5,400 per year from Cheek Investments, Inc. under a lease which expires June 30, 2020.  Messrs. Cheek, III and Cheek, IV and Ms. Herring, own .50%, 33.17% and 33.17%, respectively, of the shares of Cheek Investments, Inc.  In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $24,300.

During 2015, Messrs. Cheek, III and Cheek, IV were both directors and executive officers of the Company.  Effective January 1, 2015, Mr. Cheek, III transitioned to solely a director of the Company.  At all relevant times, Ms. Herring has been an executive officer of the Company.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben F. Cheek, III) owns 24.24% of the Company’s voting stock.  The loan was renewed on July 20, 2015.  The balance on this commercial loan (including principal and accrued interest) was $1,576,355 at December 31, 2015, which was also the maximum amount outstanding during the year.  No principal or interest payments were applied against this loan during 2015.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%.  Interest is currently computed at an annual rate of 4.25%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $5,584 for interest accrued during 2015 was applied to the loan on December 31, 2015.   No principal payments on this loan were made in 2015.  The balance on this loan at December 31, 2015 was $349,870.  This was the maximum amount outstanding during the year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2015 and 2014 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2015	2014
Services Provided:
Audit Fees (1)	$ 421,087	$ 394,724
Tax Fees (2)	97,405	93,922
Total	$ 518,492	$ 488,646

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2014 and 2013, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2015 and 2014 fiscal years.  Included in these amounts are fees of $24,000 for 2014 for fees related to audit of the Company's 401(k) Plan and $5,000 for 2015 related to the review of certain registration statements.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a) (1) The following Report of Independent Registered Public Accounting Firm and financial statements are incorporated by reference herein from Exhibit 13 hereto:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2015 and 2014.

Consolidated Statements of Income for the three years ended December 31, 2015. Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2015.

Consolidated Statements of Cash Flows for the three years ended December 31, 2015.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2015 and 2014.

Condensed Statements of Income for the three years ended December 31, 2015.

Condensed Statements of Comprehensive Income for the three years ended

December 31, 2015.

Condensed Statements of Stockholders’ Equity for the three years ended

December 31, 2015.

Condensed Statements of Cash Flows for the three years ended December 31, 2015.

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

Loan and Security Agreement, dated September 11, 2009, by and among the Company and Wells Fargo Preferred Capital, Inc., as agent (“Agent”) and a lender, and the other financial institutions from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Form 8-K dated September 17, 2009).

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

(h) (i) (j)

Sixth Amendment to Loan and Security Agreement, dated as of September  21, 2015, by and among the Company, Wells Fargo Bank, N.A. and the financial institutions a party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 21, 2015).

Director Compensation Summary Term Sheet. *

Form of the Company’s 2016 Executive Bonus Plan. *

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 30, 2016	By: /s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV		March 30, 2016
(Ben F. Cheek, IV)	Chairman of Board

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Vice Chairman	March 30, 2016

/s/ James H. Harris, III
(James H. Harris, III)	Director	March 30, 2016

/s/ Virginia C. Herring
(Virginia C. Herring)	President and Chief Executive Officer	March 30, 2016

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 30, 2016
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 30, 2016

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 30, 2016

/s/ Keith D. Watson
(Keith D. Watson)	Director	March 30, 2016

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2015, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

1st Franklin Financial Corporation

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated March 30, 2016; such consolidated financial statements and report are included in your 2015 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 30, 2016

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2015 AND 2014

ASSETS
		2015	2014
	CASH AND CASH EQUIVALENTS:
	Cash and Due from Banks	$ 5,369,892	$ 1,313,334
	Short-term Investments	38,829,982	11,467,151
		44,199,874	12,780,485

	RESTRICTED CASH	461,337	370,272

	LOANS:
	Direct Cash Loans	494,836,733	471,195,331
	Real Estate Loans	22,128,090	20,271,000
	Sales Finance Contracts	30,071,077	23,906,111
		547,035,900	515,372,442

Less:	Unearned Finance Charges	65,699,425	59,649,718
	Unearned Insurance Commissions	19,560,153	16,609,492
	Allowance for Loan Losses	33,500,000	24,680,789
		428,276,322	387,414,201

	INVESTMENTS IN SUBSIDIARIES	154,988,795	140,085,947

	MARKETABLE DEBT SECURITIES:
	Available for Sale, at fair market value	328,781	418,987

	EQUITY METHOD INVESTMENT	24,989,505	26,059,579

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	less accumulated depreciation and amortization
	of $24,049,665 and $21,657,107 in 2014 and 2013, respectively	10,336,073	10,205,126
	Miscellaneous	3,976,341	4,235,189
		14,312,414	14,440,315

	TOTAL ASSETS	$ 667,557,028	$ 600,963,182

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2015 AND 2014

LIABILITIES AND STOCKHOLDERS' EQUITY

2015	2014

SENIOR DEBT:
Notes Payable to Banks	$ --	$ --
Senior Demand Notes, including accrued interest	71,001,087	58,530,148
Commercial Paper	317,488,208	276,656,052
	388,489,295	335,186,200

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	18,573,356	19,603,258

SUBORDINATED DEBT	36,004,009	37,726,538

Total Liabilities	443,066,660	392,515,996

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2015 and 2014	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2015 and 2014	--	--
Accumulated Other Comprehensive Income	4,142,986	3,663,475
Retained Earnings	220,177,382	204,613,711
Total Stockholders' Equity	224,490,368	208,447,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 667,557,028	$ 600,963,182

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
INTEREST INCOME:
Finance Charges	$ 147,813,018	$ 140,071,693	$ 128,761,404
Investment Income	53,476	45,333	52,831
	147,866,494	140,117,026	128,814,235

INTEREST EXPENSE:
Senior Debt	11,868,927	10,755,834	10,091,821
Subordinated Debt	1,086,012	1,195,676	1,380,051
	12,954,939	11,951,510	11,471,872

NET INTEREST INCOME	134,911,555	128,165,516	117,342,363

PROVISION FOR LOAN LOSSES	36,887,285	32,622,546	27,623,368

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	98,024,270	95,542,970	89,718,995

NET INSURANCE INCOME	23,246,055	23,655,495	22,793,586

OTHER REVENUE	3,433,389	7,274,666	7,816,981

OPERATING EXPENSES:
Personnel Expense	71,834,872	67,419,267	63,044,814
Occupancy Expense	13,707,326	13,188,162	12,368,589
Other Expense	27,623,814	24,519,791	21,483,407
	113,166,012	105,127,220	96,896,810

INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	11,537,702	21,345,911	23,432,752

PROVISION FOR INCOME TAXES	5,160	12,500	6,432

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	14,333,131	12,000,335	10,981,441

NET INCOME	$ 25,865,673	$ 33,333,746	$ 34,407,761

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
Net Income	$ 25,865,673	$ 33,333,746	$ 34,407,761

Other Comprehensive Income:
Net changes related to available-for-sale Securities:
Unrealized gains income (losses)	862,930	8,297,119	(6,145,189)
Income tax provision	(332,201)	(2,160,903)	1,695,874
Net unrealized gains (losses)	530,729	6,136,216	(4,449,315)

Less reclassification of gains to net income	51,218	7	122,037

Total Other Comprehensive Income (Loss)	479,511	6,136,209	(4,571,352)

Total Comprehensive Income	$ 26,345,184	$ 39,469,955	$ 29,836,409

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Accumulated
Other
Common Stock		Retained	Comprehensive
Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2012	170,000	$170,000	$174,265,215	$2,098,618	$176,533,833

Comprehensive Income:
Net Income for 2013	—	—	34,407,761	—
Other Comprehensive Loss	—	—	—	(4,571,352)
Total Comprehensive Income (Loss)	—	—	—	—	29,836,409
Cash Distributions Paid	—		(14,017,609)	—	(14,017,609)

Balance at December 31, 2013	170,000	170,000	194,655,367	(2,472,734)	192,352,633

Comprehensive Income:
Net Income for 2014	—	—	33,333,746	—
Other Comprehensive Income	—	—	—	6,136,209
Total Comprehensive Income	—	—	—	—	39,469,955
Cash Distributions Paid	—		(23,375,402)	—	(23,375,402)

Balance at December 31, 2014	170,000	170,000	$204,613,711	$3,663,475	$208,447,186

Comprehensive Income:
Net Income for 2015	—	—	25,865,673	—
Other Comprehensive Income	—	—	—	479,511
Total Comprehensive Income	—	—	—	—	26,345,184
Cash Distributions Paid	—	—	(10,302,002)	—	(10,302,002)

Balance at December 31, 2015	170,000	$170,000	$220,177,382	$4,142,986	$224,490,368

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT 1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$ 25,865,673	$ 33,333,746	$ 34,407,761
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for Loan Losses	36,887,285	32,622,546	27,623,368
Depreciation and Amortization	3,318,710	3,156,828	2,910,855
Equity in undistributed earnings of subsidiaries	(14,333,131)	(12,000,335)	(10,981,441)
Earnings in equity method investment	1,070,074	(847,944)	(211,635)
Gain on sale of marketable securities and
equipment and premium amortization on securities	(25,141)	(45,247)	(28,043)
(Increase) Decrease in Miscellaneous Assets	(158,368)	91,289	(1,064,925)
(Decrease) Increase in Other Liabilities	(1,029,902)	1,171,257	(324,681)
Net Cash Provided	51,595,200	57,482,140	52,331,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(387,639,565)	(351,600,837)	(334,922,921)
Loan payments	329,283,555	299,584,895	279,927,895
Increase in restricted cash	(91,065)	(43,386)	(83,049)
Purchase of equity fund investment	-	(15,000,000)	(10,000,000)
Capital expenditures	(3,045,037)	(4,487,073)	(2,715,004)
Proceeds from sale of equipment	37,737	84,231	45,662
Net Cash Used	(61,454,375)	(71,462,170)	(67,747,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Senior Demand Notes	12,470,939	4,475,141	4,022,163
Advances on credit line	531,641	531,475	531,375
Payments on credit line	(531,641)	(531,475)	(531,375)
Commercial paper issued	67,964,535	65,587,144	61,559,542
Commercial paper redeemed	(27,132,379)	(42,891,237)	(33,460,285)
Subordinated debt issued	8,164,215	7,210,193	8,645,970
Subordinated debt redeemed	(9,886,744)	(9,862,162)	(11,185,439)
Dividends / Distributions paid	(10,302,002)	(23,375,402)	(14,017,609)
Net Cash Provided	41,278,564	1,143,677	15,564,342

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	31,419,389	(12,836,353)	148,184

CASH AND CASH EQUIVALENTS, beginning	12,780,485	25,616,838	25,468,654

CASH AND CASH EQUIVALENTS, ending	$ 44,199,874	$ 12,780,485	$ 25,616,838

Cash paid during the year for:	Interest	$ 12,954,939	$ 11,881,150	$ 11,537,662
	Income Taxes	6,000	-	8,000

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(g)	Director Compensation Summary Term Sheet	39
10(h)	Form of the Company’s 2016 Executive Bonus Plan	40
12	Ratio of Earnings to Fixed Charges	42
13	Annual Report	43
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	93
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	94
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	95
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	96

101.INS	XBLR Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document