Form 10-K
period 2016-12-31
1st FRANKLIN FINANCIAL CORP
filed 2017-03-31
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the fiscal year ended December 31, 2016

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

 Large Accelerated Filer __     Accelerated Filer __     Non Accelerated Filer  X

 Smaller Reporting Company  __

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  __   No   X

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:   $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2017
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2016, included as Exhibit 13 hereto, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1. BUSINESS:

The information under the headings Company, page 1 and Business, pages 4-11, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2016 (the “Annual Report”) are incorporated herein by reference.

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

To service our indebtedness, including paying interest and principal on outstanding debt securities and any amounts due under our credit facility, we require a significant amount of cash.  Our ability to generate cash depends on many factors, including our successful financial and operating performance.  We cannot assure you that our business strategy will continue to be successful, or that we will achieve our anticipated or required financial results.

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

As described more fully elsewhere in this Annual Report, our senior demand notes can be redeemed at any time without penalty.  Our variable rate subordinated debentures are subject to optional redemption by investors at various times prior to their stated maturity and holders may request that we redeem debentures during an interest adjustment period.  It is possible that a significant number of redemption requests could adversely affect our liquidity.

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

Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations.  As a result, the loss of employment by such borrowers is likely to make it more difficult for them to timely repay their obligations to the Company.  Additionally, adverse general economic conditions, including high unemployment rates, often result in additional challenges for both the Company and potential customers, resulting in an increased number of bankruptcy filings and a lower number of qualified borrowers, both of which generally increase our loan losses.  Uncertain or worsening economic conditions could result in the Company’s liquidity, financial condition and results of operations being materially adversely impacted.

We establish an allowance for loan losses in our financial statements at a level considered adequate by management to absorb probable loan losses inherent in the loan portfolio as of the balance sheet date based on estimates and assumptions at that date.  The amount of actual future loan losses is susceptible to changes in economic, operating and other conditions within our various local markets, which may be beyond our control, and such losses may exceed current estimates.  Although Management believes that the Company’s allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our financial condition and results of operations.

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

Increases in unemployment levels or other factors indicative of recessionary economic cycles could affect our investors’, customers’, and potential investors’ and customers’ disposable income, confidence, and spending patterns and preferences, which in turn could negatively impact the making of loans, our cost of loans, our sales of investment securities and our customers’ ability to repay their obligations to us.

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

Consumer finance companies and other companies that offer and sell securities to the public such as the Company are subject to an increasing number of laws and government regulations.  Compliance with these regulations requires significant time and attention of management, and is costly.  Further, if we fail to comply with these laws or regulations, our business may suffer and our ability to pay our obligations may be impaired.

Our operations continue to be subject to significant focus by federal, state and local government authorities and state attorneys general and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on certain lending practices by companies in the consumer finance industry, sometimes referred to as "predatory lending" practices.  These requirements and restrictions, among other things:

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

In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the loans we make and our related services.  Although we believe that we are in compliance in all material respects with applicable federal, state and local laws, rules and regulations, maintaining such compliance requires significant time and attention of management, and requires significant expenditures.  There can be no assurance that a change in any of those laws, or in their interpretation, will not make our compliance therewith more difficult or expensive, further restrict our ability to originate loans or other financial services, further limit or restrict the amount of interest and other charges we earn under such loans or services, or otherwise adversely affect our financial condition or business operations.  The burdens of complying with these laws and regulations, and the possible sanctions if we do not so comply, are significant, and may result in a downturn in our business or our inability to carry on our business in a manner similar to how we currently operate.

If we experience unfavorable litigation results, our ability to timely meet our obligations may be impaired.

As a consumer finance company, in addition to being subject to stringent regulatory requirements, we may, from time to time, be subject to various consumer claims and litigation seeking damages and statutory penalties.  The damages and penalties claimed by consumers and others can often be substantial.  The relief may vary but generally would be expected to include requests for compensatory, statutory and punitive damages.  Unfavorable outcomes in any litigation or statutory proceedings could materially and adversely affect our results of operations, financial condition and cash flows and our ability to make payments on our outstanding obligations.

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

Item 1B. UNRESOLVED STAFF COMMENTS:

 Not Applicable.

Item 2. PROPERTIES:

Paragraph 1 of “The Company”, page 1; paragraph 1 (and the accompanying table) of Footnote 9 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, page 40; and map of branch offices, page 49 of the Annual Report are incorporated herein by reference.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" pages 12-20 of the Annual Report is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" Quantitative and Qualitative Disclosures About Market Risk sub-heading, page 17 of the Annual Report is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

"Report of Independent Registered Public Accounting Firm" and the Company’s Consolidated Financial Statements and Notes thereto, pages 21-45 of the Annual Report are incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2016.  Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 were effective at December 31, 2016.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this evaluation, Management believes that the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2016.

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

Item 9B. OTHER INFORMATION:

Not Applicable

------------------------------------------

Forward Looking Statements:

Certain statements contained or incorporated by reference herein, including under the captions “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute “forward-looking statements” within the meaning of the federal securities laws.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those set out under the caption “Risk Factors”, the ability to manage cash flow and working capital, the accuracy of Management’s estimates and judgments, adverse developments in economic conditions including within the interest rate environment, unfavorable outcomes of litigation, ability to control loan losses, federal and state regulatory changes and other factors referenced elsewhere herein or incorporated herein by reference.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(4)(5)	80	1967	Vice Chairman of the Board

Ben F. Cheek, IV (3)(4)(5)	55	2001	Chairman of the Board

A. Roger Guimond (3)(5)	62	2004	Executive Vice President / Chief Financial Officer

James H. Harris, III (1)(2)(5)	63	2014	None

John G. Sample, Jr. (1)(2)(5)	60	2004	None

C. Dean Scarborough (1)(2)(5)	62	2004	None

Keith D. Watson (1)(2)(5)	59	2004	None

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

As a family controlled company, historically Mr. Ben F. Cheek, III, who with his family directly or indirectly owns all of the Company's stock, served as the Chairman and Chief Executive Officer of the Company.  Mr. Cheek, III has significant knowledge of all aspects of the Company's business and operations and, as a result, the combination of these positions fostered consistent communication, accountability and alignment on corporate strategy. Effective January 1, 2015, Mr. Cheek, III transitioned to the role of Vice Chairman and Ben F. Cheek, IV, who previously served as Vice Chairman and has been with the Company since 1988 in roles of increasing responsibility, was appointed Chairman of the

Board.  At that time, Ms. Virginia C. Herring, who was our President, took on the additional role of Chief Executive Officer.  In light of the additional responsibilities assumed by Mr. Cheek, IV and Ms. Herring, and in order to allow them to each focus on the significant responsibilities contained within these new roles, the Board determined at this time, and that such determination remains appropriate in the best interests of the Company, that it was appropriate to separate the roles of Chairman and Chief Executive Officer.  Given the separation of the Chairman and Chief Executive Officer roles, relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has not determined a need to appoint appointed a lead independent director.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”).  The individuals comprising the EMT during 2016, who were all executive officers of the Company, as follows:  Messrs. Cheek, III, Cheek, IV, Guimond, Haynie, Clevenger, Culpepper (up through June 2016) and Vercelli, and Ms. Herring and Ms. O’Shields.  On June 3, 2016, Mr. Culpepper retired from the Company.  The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks.  In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees.  The Audit Committee has specific responsibility for oversight of risks associated with financial accounting, reporting and audits, as well as internal control over financial reporting.  The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company.  Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporate governance, the Board of Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors.  For this purpose, the Board has adopted and considers the independence requirements for companies whose securities are listed for trading on the NASDAQ Stock Market.  The Board has determined that a majority of the members of the Board of Directors, specifically Messrs. Harris, Sample, Scarborough, and Watson are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Marketplace Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Ben F. Cheek, III

Previously executive officer of the Company and currently executive officer of Company's insurance subsidiaries.  Extensive knowledge in the banking and consumer finance industry.   Previously served as director of a Habersham Bancorp.  Has legal background as an attorney.  Has 55 years experience with the Company.  Has previously served as board member of various consumer industry associations.

Ben F. Cheek, IV

Executive officer of the Company.  Highly knowledgeable of the banking and consumer finance industry.  Has been with the Company for 30 years.  Currently serves on two of the industry’s state association boards and serves as a board member on our industry’s national association.

A. Roger Guimond

Executive officer of the Company.  Knowledgeable of the banking and consumer finance industry.  Has been with the Company for 40 years and is responsible for the accounting, audit and compliance, technology infrastructure and investment center operations of the Company.  Significant experience in finance and related areas.

James H. Harris, III

Independent director.  Appointed to the Board in January 2014.  Has significant executive experience in small to mid-size companies and currently maintains executive position, with responsibility for finance and other matters, which provides him significant knowledge to function as an effective member of our audit committee.

John G. Sample, Jr.

Independent director.  Extensive knowledge of accounting and reporting standards.  Prior experience as an audit partner in an international public accounting firm.  Experience and knowledge of the insurance industry through executive management positions at operating companies.  Serves as director at Capital City Bank Group, Inc. (a Tallahassee, Florida bank holding company).  Has served as director of the Company for 12 years and is the Company’s audit committee chairman.

C. Dean Scarborough

Independent director.  Previously served on board of a community bank.  Currently serves as a Commissioner for Stephens County, Georgia, where the Company maintains its headquarters.  Has served as director of the Company for 12 years.

Keith D. Watson

Independent director.  Previously served on board of a community bank.  Has served as director of the Company for 12 years.  Maintains executive position with significant oversight responsibility in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationships	Business Experience

Ben F. Cheek, IV, 55 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 1, 2015.

Ben F. Cheek, III, 80 Vice Chairman Father of Ben F. Cheek, IV and Virginia C. Herring	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Effective January 1, 2015, assumed role of Vice Chairman of the Board.

Virginia C. Herring, 54 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.  Effective January 1, 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

A. Roger Guimond, 62 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

C. Michael Haynie, 62 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Karen S. O'Shields, 58 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 56 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services in his privately held law firm.

EXECUTIVE OFFICERS (continued)
Name, Age, Position(s) and Family Relationships	Business Experience

Daniel E. Clevenger, II, 43 Executive Vice President – Compliance No Family Relationship

Joined the Company in February 2015 as Executive Vice President - Compliance.  Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013.  Served in private practice from 1998 to 2006.

Lynn E. Cox, 59 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

The Company maintains an “Ethics Hotline” which enables employees to report any questionable ethics actions including, but not limited to, fraud or deliberate error in recording and/or maintaining accurate records, deficiencies or noncompliance with the Company’s policies.  The reporting is strictly confidential and is reviewed by our Vice President of Human Resources and the Chairman of the Audit Committee.  Ethics violations that are reported are promptly investigated and appropriate corrective action is taken as warranted by the results of the investigation.

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

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The EMT, which consists of certain executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company.  The EMT currently consists of Messrs. Cheek, III, Cheek IV, Guimond, Haynie and Vercelli, and Ms. Herring and Ms. O’Shields.  Mr. Culpepper was a member of the EMT until his retirement in June 2016.  For the foregoing reasons the Company has not historically engaged any consultant to advise on compensation related matters.

Components of Compensation:

The principal components of the Company’s executive compensation program include base salary, discretionary bonus awards and non-equity incentive plan compensation. The Company also expects that earnings on non-qualified deferred compensation amounts and other compensation opportunities, including certain perquisites as detailed below, will meaningfully add to each executive officer’s overall total compensation each year.  Given the closely-held nature of the Company, the Company does not have available for grant, and does not deem it appropriate to pay, any equity based compensation.  The EMT takes into account this fact annually when determining other components and amounts of compensation.

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

Bonus Awards:

Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company.  The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards.  As in prior years, in 2016 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus.   In addition to this 4% bonus, Messrs. Cheek, III and Cheek, IV and Ms. Herring, retain the discretion to award certain additional amounts.  In 2016, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  Consistently therewith, in the first quarter of 2016 the EMT approved the Company’s 2016 Bonus Plan (the “2016 Bonus Plan”).  Mr. Cheek, III voluntarily elected not to participate in the 2016 Bonus Plan.

The 2016 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2016 Bonus Plan, at inception, a minimum pre-tax income requirement of $21.3 million was established as a baseline goal required to be achieved in order for any payouts to be made under such Plan.  The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income of the Company, plus the Company's projected accrued incentive bonus at December 31, 2016, multiplied by 50%.  The EMT believes using a trailing three-year average metric incents management to focus on long-term growth, and not be disproportionately focused on short-term results.  The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2016 Bonus Plan were based on the number of strategic goals met, as established in advance by the EMT.  For 2016, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal.  Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of each such goal has on the Company’s results of operations and financial condition.  The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts.  The goals were:

(i) Minimum 4.00% corporate net receivables growth;

(ii) Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 10.00% of outstanding receivables;

 (iii)     $27.5 million minimum pre-tax income (separate from minimum threshold goal);

 (iv)     Maximum corporate expense / revenue ratio of 89.5% or less; and

 (v)      Minimum 3.50% return on assets.

Bonus payouts under the 2016 Plan depended on the number of goals met as follows:

No. of Strategic Goals Met Bonus Payout (% of Salary)

1 5% - 25%

2 5% - 35%

3 5% - 45%

4 5% - 55%

5 5% - 65%

In 2016, the Company did not achieve the $21.3 million pre-tax threshold goal.  In addition, the Company only met one of the five strategic goals as set out in the 2016 Bonus Plan.

As a result of the Company not achieving the pre-tax threshold goaI, no incentive bonuses were earned or paid to the executive officers under the 2016 Bonus Plan.

Deferred Compensation:

The Company offers all eligible employees, including executive officers, the opportunity to participate in a Company-sponsored deferred compensation plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company “matches” employee contributions of up to 6% of their salary, using the following formula: 100% of first 1% and 70% of next 5% of salary deferred.

As a result of certain federal limitations on the ability of management or highly compensated employees (within the respective meanings of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) to participate in such plans, the Company has established the Company’s Executive Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).  Pursuant to the Deferred Compensation Plan, the Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Code) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution on the amount of their salary above the Section 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan.  The EMT determined that it was appropriate to offer the Deferred Compensation Plan, and the matching contribution consistent with the level provided by employees generally, to such persons as if they were eligible to participate in Company sponsored plans open to other employees.

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives.  The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers.  In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2016, determined that these amounts were appropriate.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits.  In 2016 Messrs. Cheek, III, Cheek, IV, Guimond and Culpepper (now retired) received this benefit.  In addition, during 2016, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

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

 The Board of Directors:

Ben F. Cheek, III John G. Sample, Jr.

Ben F. Cheek, IV C. Dean Scarborough

A. Roger Guimond Keith D. Watson

 James H. Harris, III

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, III Vice Chairman	2016 2015 2014	$ 240,000 $240,000 $240,000	$10,033 $10,033 $10,033	$- $- $7,500	$ 16,986 $15,778 $10,501	$267,019 $265,811 $268,034
Ben F. Cheek, IV Chairman	2016 2015 2014	$ 297,384 $294,833 $279,650	$15,757 $12,958 $12,146	$- $127,533 $167,008	$80,306 $75,093 $68,794	$393,447 $510,417 $527,598
Virginia C. Herring President and CEO	2016 2015 2014	$378,712 $353,378 $331,250	$15,558 $14,750 $13,660	$- $141,351 $194,113	$43,520 $33,114 $46,367	$437,790 $542,593 $585,390
A. Roger Guimond Executive Vice President and Chief Financial Officer	2016 2015 2014	$394,461 $384,210 $368,385	$28,584 $24,537 $24,438	$- $158,484 $209,212	$75,650 $70,534 $67,138	$498,695 $637,765 $669,173
Charles E. Vercelli, Jr. Executive Vice President and General Counsel	2016	$308,163	$12,807	$-	$20,852	$341,822
J. Michael Culpepper Former Executive Vice President and Chief Operating Officer (4)	2016 2015 2014	$178,022 $348,353 $331,509	$410 $15,304 $17,556	$- $148,941 $195,530	$227,529 $44,331 $45,238	$405,961 $556,929 $589,833

(1) For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2) For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3) All other compensation for executive officers for 2016 is detailed as follows:
(4) Retired from the Company effective June 3, 2016.

Name	Personal Use of Company Auto or Airplane	Travel Allowance	Insurance Premiums	Director Fees, Deferred Salary And/Or Severance Pay (a)	Company Contribution To Deferred Compensation Plan	Total

Ben F. Cheek, III	$12,007	$2,400	$2,579	$-	$ -	$16,986
Ben F. Cheek, IV	$10,798	$2,400	$4,253	$54,000	$8,855	$80,306
Virginia C. Herring	$25,343	$2,400	$3,617	$-	$12,160	$43,520
A. Roger Guimond	$1,344	$2,400	$2,141	$48,000	$21,765	$75,650
Charles E. Vercelli, Jr.	$-	$-	$831	$12,000	$8,021	$20,852
J. Michael Culpepper	$20,126	$1,000	$1,303	$205,100	$-	$227,529

(a)  Messrs. Cheek IV and Guimond, both Directors of the Company, elected to receive their 2016 director fees as deferred compensation amounting to $30,000 each.  Also in 2016, Mr. Cheek IV elected to defer $24,000 salary, Mr. Guimond elected to defer $18,000 in salary, Mr. Vercelli elected to defer $12,000 in salary and Mr. Culpepper elected to defer $11,000 in salary.  Mr. Culpepper also received $194,100 in severance pay in conjunction with his retirement in June 2016.  See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2016, the named executive officers (other than Mr. Cheek, III as a result of his voluntary election not to participate in the 2016 Bonus Plan) were eligible to receive non-equity incentive plan payouts under the Company’s 2016 Bonus Plan.  The following table sets forth certain information with respect to award eligibility for the fiscal year ended December 31, 2016 to our executive officers.  As described above based on Company performance, no awards were actually paid.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, III	3/01/2016	$-	$-	$-
Ben F. Cheek, IV	3/01/2016	$16,069	$112,484	$208,900
Virginia C. Herring	3/01/2016	$18,936	$132,549	$246,163
A. Roger Guimond	3/01/2016	$20,623	$144,361	$268,100
Charles E. Vercelli, Jr.	3/01/2016	$16,008	$112,057	$208,106
J. Michael Culpepper	3/01/2016	$9,451	$66,158	$122,864

(1) Represents estimated possible payouts under the 2016 Bonus Plan.  The “Threshold “ column reflects the payout which would have occurred if each performance goal as set out in the 2016 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary.  The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2016 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%).  The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2016 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary.

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof.  The EMT establishes the bases for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III and Cheek, IV, and Ms. Herring,

During 2016, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

Executive Nonqualified Deferred Compensation Plan

Any management or highly compensated employee who has been designated by the Administrative Committee for the Company’s Deferred Compensation Plan as an eligible employee may participate in the Company’s Executive Nonqualified Deferred Compensation Plan (the “Plan”). Non-employee directors are also eligible to defer their respective director fees into the Deferred Compensation Plan.

The Plan does not require any contribution to be made by a participant therein.

Interest is credited on the participant’s account on the last day of each quarter at an interest rate equal to the average of the interest rate during such quarter paid on the Company’s Variable Rate Subordinated Debentures with a one-year interest adjustment period.

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, III	$-	$-	$18,989	$-	$831,052
Ben F. Cheek, IV	$54,000	$8,855	$8,373	$-	$417,751
Virginia C. Herring	$-	$12,160	$1,635	$-	$83,688
A. Roger Guimond	$48,000	$21,765	$13,992	$-	$673,371
Charles E. Vercelli, Jr.	$12,000	$8,021	$2,538	$-	$125,393
J. Michael Culpepper	$11,000	$-	$4,181	$-	$185,863

(1) Includes compensation of $30,000 for service as a member of the Company’s Board of Directors voluntarily deferred by each of Ben F. Cheek, IV and A. Roger Guimond.  Also includes $24,000 in deferred salary by Mr. Cheek, IV, $11,000 in deferred salary by Mr. Culpepper, $18,000 in deferred salary by Mr. Guimond and $12,000 in deferred salary by Mr. Vercelli.  See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2) Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$30,000	$ --	$30,000
A. Roger Guimond	$30,000	$ --	$30,000
James H. Harris, III	$30,000	$ --	$30,000
John G. Sample, Jr.	$35,000	$ 500	$35,500
C. Dean Scarborough	$30,000	$ --	$30,000
Keith D. Watson	$30,000	$ --	$30,000

In 2016, each member of the Board was entitled to receive $30,000 per year for service as a member of the Board of Directors, including service on any committee thereof. The Chairman of the Audit Committee was entitled to additional $5,000.  In addition, Mr. Sample also received $500 in travel-related expenses to attend meetings.  Mr. Cheek, III voluntarily elected to forego any such compensation.    Messrs. Cheek IV, Guimond and Sample elected to receive their 2016 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 AND RELATED STOCKHOLDER MATTERS:

(a) Security Ownership of Certain Beneficial Owners:

 Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the

Company’s voting securities as of December 31, 2016.  Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b) Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2016, by (i) Directors who were then serving in such capacity and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group.  Except as described below, each person has sole voting and dispositive power over such shares.

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	574 Shares - Direct	.34%

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	18,011 Shares - Direct	10.70%
	Non-Voting Common Stock	37,898 Shares – Indirect (1)	22.52%

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	18,012 Shares - Direct	10.70%
	Non-Voting Common Stock	37,896 Shares – Indirect (1)	22.52%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

James H. Harris, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All Directors and
Executive Officers	Voting Common Stock	1,288 Shares - Direct	75.76%
as a Group	Non-Voting Common Stock	36,597 Shares - Direct	21.74%
(11 persons)	Non-Voting Common Stock	75,794 Shares- Indirect (1)	45.04%

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

 During 2016, Messrs. Cheek, III and Cheek, IV were both directors and executive officers of the Company.  Effective January 1, 2015, Mr. Cheek, III transitioned to solely a director of the Company.  At all relevant times, Ms. Herring has been an executive officer of the Company.

 During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben F. Cheek, III) owns 24.24% of the Company’s voting stock.  The loan was renewed effective July 20, 2016.  The balance on this commercial loan (including principal and accrued interest) was $1,374,398 at December 31, 2016, which was also the maximum amount outstanding during the year.  There were no principal or interest payments applied against this loan during 2016.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 4.75%.  The interest rate adjusts whenever the prime rate changes.

 Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $5,092 for interest accrued during 2016 was applied to the loan on December 31, 2016.   No principal payments on this loan were made in 2016.  The balance on this loan at December 31, 2016 was $366,806.  This was the maximum amount outstanding during the year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2016 and 2015 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2016	2015
Services Provided:
Audit Fees (1)	$384,937	$421,087
Tax Fees (2)	135,260	97,405
Total	$520,197	$518,492

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2015 and 2014, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2016 and 2015 fiscal years.  Included in these amounts are fees of $25,688 and $24,000 during 2016 and 2015, respectively, for fees related to the audit of the Company's 401(k) Plan.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a)(1)The following Report of Independent Registered Public Accounting Firm and financial statements are incorporated by reference herein from Exhibit 13 hereto:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2016 and 2015.

Consolidated Statements of Income for the three years ended December 31, 2016. Consolidated Statements of Comprehensive (Loss) Income for the three years ended December 31, 2016.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2016.

Consolidated Statements of Cash Flows for the three years ended December 31, 2016.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2016 and 2015.

 Condensed Statements of Income for the three years ended December 31, 2016.

 Condensed Statements of Comprehensive (Loss) Income for the three years ended

 December 31, 2016.

 Condensed Statements of Stockholders’ Equity for the three years ended

 December 31, 2016.

Condensed Statements of Cash Flows for the three years ended December 31, 2016.

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

(e) (f) (g)

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

(h) (i) (j)

Seventh Amendment to Loan and Security Agreement, dated as of March 29, 2017, by and among the Company, Wells Fargo Bank, N.A. and the financial institutions a party thereto as lenders.

Director Compensation Summary Term Sheet. *

Form of the Company’s 2017 Executive Bonus Plan. *

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

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 30, 2017	By: /s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV		March 30, 2017
(Ben F. Cheek, IV)	Chairman of Board

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Vice Chairman	March 30, 2017

/s/ James H. Harris, III
(James H. Harris, III)	Director	March 30, 2017

/s/ Virginia C. Herring
(Virginia C. Herring)	President and Chief Executive Officer	March 30, 2017

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 30, 2017
Principal Financial Officer
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 30, 2017

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 30, 2017

/s/ Keith D. Watson
(Keith D. Watson)	Director	March 30, 2017

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2016, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

1st Franklin Financial Corporation

Toccoa, Georgia

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated March 30, 2017; such consolidated financial statements and report are included in your 2016 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 30, 2017

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2016 AND 2015

ASSETS

		2016	2015

	CASH AND CASH EQUIVALENTS:
	Cash and Due from Banks	$5,445,471	$5,369,892
	Short-term Investments	50,991,126	38,829,982
		56,436,597	44,199,874

	RESTRICTED CASH	552,592	461,337

	LOANS:
	Direct Cash Loans	474,557,932	494,836,733
	Real Estate Loans	24,609,094	22,128,090
	Sales Finance Contracts	30,961,811	30,071,077
		530,128,837	547,035,900

Less:	Unearned Finance Charges	60,850,936	65,699,425
	Unearned Insurance Commissions	17,042,464	19,560,153
	Allowance for Loan Losses	48,500,000	33,500,000
		403,735,437	428,276,322

	INVESTMENTS IN SUBSIDIARIES	164,701,297	154,988,795

	MARKETABLE DEBT SECURITIES:
	Available for Sale, at fair market value	391,113	328,781

	EQUITY METHOD INVESTMENT	26,201,949	24,989,505

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	Less accumulated depreciation and amortization
	of $29,595,087 and $24,049,665 in 2016 and 2015, respectively	13,948,249	10,336,073
	Miscellaneous	4,567,566	3,976,341
		18,515,815	14,312,414

	TOTAL ASSETS	$670,534,800	$667,557,028

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2016 AND 2015

LIABILITIES AND STOCKHOLDERS' EQUITY

2016	2015

SENIOR DEBT:
Notes Payable to Banks	$ --	$ --
Senior Demand Notes, including accrued interest	73,167,157	71,001,087
Commercial Paper	336,624,491	317,488,208
	409,791,648	388,489,295

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	14,156,937	18,573,356

SUBORDINATED DEBT	34,847,845	36,004,009

Total Liabilities	458,796,430	443,066,660

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2016 and 2015	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2016 and 2015	--	--
Accumulated Other Comprehensive (Loss) Income	(1,002,183)	4,142,986
Retained Earnings	212,570,553	220,177,382
Total Stockholders' Equity	211,738,370	224,490,368

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$670,534,800	$667,557,028

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
INTEREST INCOME:
Finance Charges	$152,721,480	$147,813,018	$140,071,693
Investment Income	75,876	53,476	45,333
	152,797,356	147,866,494	140,117,026

INTEREST EXPENSE:
Senior Debt	12,407,735	11,868,927	10,755,834
Subordinated Debt	1,024,328	1,086,012	1,195,676
	13,432,063	12,954,939	11,951,510

NET INTEREST INCOME	139,365,293	134,911,555	128,165,516

PROVISION FOR LOAN LOSSES	67,562,543	36,887,285	32,622,546

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	71,802,750	98,024,270	95,542,970

NET INSURANCE INCOME	19,685,784	23,246,055	23,655,495

OTHER REVENUE	5,373,500	3,433,389	7,274,666

OPERATING EXPENSES:
Personnel Expense	69,814,320	71,834,872	67,419,267
Occupancy Expense	14,520,134	13,707,326	13,188,162
Other Expense	26,422,513	27,623,814	24,519,791
	110,756,967	113,166,012	105,127,220

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(13,894,933)	11,537,702	21,345,911

(BENEFIT) PROVISION FOR INCOME TAXES	(18,531)	5,160	12,500

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	14,920,003	14,333,131	12,000,335

NET INCOME	$1,043,601	$25,865,673	$33,333,746

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
Net Income	$1,043,601	$25,865,673	$33,333,746

Other Comprehensive (Loss) / Income:
Net changes related to available-for-sale Securities:
Unrealized (losses) gains	(7,247,688)	862,930	8,297,119
Income tax benefit (provision)	2,111,649	(332,201)	(2,160,903)
Net unrealized (losses) gains	(5,136,039)	530,729	6,136,216

Less reclassification of gains to net income	9,130	51,218	7

Total Other Comprehensive (Loss) Income	(5,145,169)	479,511	6,136,209

Total Comprehensive (Loss) Income	$(4,101,568)	$26,345,184	$39,469,955

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2013	170,000	$170,000	$194,655,367	$(2,472,734)	$192,352,633

Comprehensive Income:
Net Income for 2014	—	—	33,333,746	—
Other Comprehensive Income	—	—	—	6,136,209
Total Comprehensive Income	—	—	—	—	39,469,955
Cash Distributions Paid	—		(23,375,402)	—	(23,375,402)

Balance at December 31, 2014	170,000	170,000	204,613,711	3,663,475	208,447,186

Comprehensive Income:
Net Income for 2015	—	—	25,865,673	—
Other Comprehensive Income	—	—	—	479,511
Total Comprehensive Income	—	—	—	—	26,345,184
Cash Distributions Paid	—	—	(10,302,002)	—	(10,302,002)

Balance at December 31, 2015	170,000	170,000	220,177,382	4,142,986	224,490,368

Comprehensive Income:
Net Income for 2016	—	—	1,043,601	—
Other Comprehensive Loss	—	—	—	(5,145,169)
Total Comprehensive Loss	—	—	—	—	(4,101,568)
Cash Distributions Paid	—	—	(8,650,430)	—	(8,650,430)

Balance at December 31, 2016	170,000	$170,000	$212,570,553	$ (1,002,183)	$211,738,370

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT 1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$1,043,601	$25,865,673	$33,333,746
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for Loan Losses	67,562,543	36,887,285	32,622,546
Depreciation and amortization	3,709,687	3,318,710	3,156,828
Equity in undistributed earnings of subsidiaries	(14,920,003)	(14,333,131)	(12,000,335)
Earnings in equity method investment	(1,212,444)	1,070,074	(847,944)
Gain on sale of marketable securities and
equipment and premium amortization on securities	(35,365)	(25,141)	(45,247)
(Increase) decrease in miscellaneous assets	(174,009)	(158,368)	91,289
(Decrease) increase in other liabilities	(4,416,419)	(1,029,902)	1,171,257
Net Cash Provided	51,557,591	51,595,200	57,482,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(384,978,358)	(387,639,565)	(351,600,837)
Loan payments	341,956,700	329,283,555	299,584,895
Increase in restricted cash	(91,255)	(91,065)	(43,386)
Purchase of equity fund investment	-	-	(15,000,000)
Capital expenditures	(7,824,494)	(3,045,037)	(4,487,073)
Proceeds from sale of equipment	120,780	37,737	84,231
Net Cash Used	(50,816,627)	(61,454,375)	(71,462,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Senior Demand Notes	2,166,070	12,470,939	4,475,141
Advances on credit line	532,501	531,641	531,475
Payments on credit line	(532,501)	(531,641)	(531,475)
Commercial paper issued	54,659,072	67,964,535	65,587,144
Commercial paper redeemed	(35,522,789)	(27,132,379)	(42,891,237)
Subordinated debt issued	6,495,971	8,164,215	7,210,193
Subordinated debt redeemed	(7,652,135)	(9,886,744)	(9,862,162)
Dividends / distributions paid	(8,650,430)	(10,302,002)	(23,375,402)
Net Cash Provided	11,495,759	41,278,564	1,143,677

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	12,236,723	31,419,389	(12,836,353)

CASH AND CASH EQUIVALENTS, beginning	44,199,874	12,780,485	25,616,838

CASH AND CASH EQUIVALENTS, ending	$56,436,597	$44,199,874	$12,780,485

Cash paid during the year for:	Interest	$13,513,578	$12,954,939	$11,881,150
	Income Taxes	-	6,000	-

1st FRANKLIN FINANCIAL CORPORATION INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

10(h)	Seventh Amendment to Loan and Security Agreement	39
10(i)	Director Compensation Summary Term Sheet	47
10(j)	Form of the Company’s 2017 Executive Bonus Plan	48
12	Ratio of Earnings to Fixed Charges	50
13	Annual Report	51
23	Consent of Independent Registered Public Accounting Firm	102
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	103
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934	104
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	105
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	106

101.INS	XBLR Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document