Form 10-K
period 2017-12-31
1st FRANKLIN FINANCIAL CORP
filed 2018-03-30
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X  No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer __     Accelerated Filer __     Non Accelerated Filer  X

Smaller Reporting Company  __  Emerging Growth Company __

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  __   No   X

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:   $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2018
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2017, included as Exhibit 13 hereto, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.BUSINESS:

The information under the headings Company, page 1 and Business, pages 4-11, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2017 (the “Annual Report”) are incorporated herein by reference.

Item 1A.RISK FACTORS:

A potential investor should carefully consider the risks described below, as well as the other risks and information disclosed from time to time by 1st Franklin, before deciding whether to invest in the Company.  Additional risks and uncertainties not described below, not presently known to us or that we currently do not consider to be material, could also adversely affect us. If any of the situations described in the following risk factors actually occur, our business, financial condition or results of operations could be materially adversely affected.  In any of these events, an investor may lose part or all of his or her investment.

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

Because most of our loans are made to salaried people and other wage earners who generally depend upon their earnings to meet their repayment obligations, increased unemployment could adversely impact our liquidity, financial condition and results of operations.

Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations.  As a result, the loss of employment by such borrowers would likely make it more difficult for them to timely repay their obligations to the Company.  Additionally, adverse general economic conditions, including high unemployment rates, often result in additional challenges for both the Company and potential customers, resulting in an increased number of bankruptcy filings and a lower number of qualified borrowers, both of which generally increase our loan losses.  Uncertain or worsening economic conditions could result in the Company’s liquidity, financial condition and results of operations being materially adversely impacted.

We maintain an allowance for loan losses in our financial statements at a level considered adequate by management to absorb probable loan losses inherent in the loan portfolio as of the balance sheet date based on estimates and assumptions at that date.  However, the amount of actual future loan losses we may incur is susceptible to changes in economic, operating and other conditions within our various local markets, which may be beyond our control, and such losses may exceed current estimates.  Although Management believes that the Company’s allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our financial condition and results of operations.

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

Offers and sales of all of our securities must comply with all applicable federal and state securities laws, including Section 5 of the Securities Act of 1933.  If any of our offers, including those deemed made pursuant to newspaper or radio advertisements or on our website, or sales are found not to be in compliance with any of these laws, we could be liable to certain purchasers of the security, could be required to offer to repurchase the security, or could be liable for damages or other penalties.  If we are required to repurchase any of our securities other than in the ordinary course of our business as a result of any such violation, or we are otherwise found to be liable for any damages or penalties as a result of any such violation, our financial condition could be materially adversely affected.  Any such adverse effect on our financial condition could materially impair our ability to fund loans in the ordinary course of business or pay principal and interest on our outstanding debt securities.

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

Net interest margin represents the difference between the amount that we earn on loans and investments and the amount that we pay on debt securities and other borrowings.  The loans we make in the ordinary course of our business are subject to interest rate and regulatory provisions of each applicable state's lending laws and are made at fixed rates which are not adjustable during the term of the loan. Since our loans are made at fixed interest rates and are made using the proceeds from the sale of our fixed and variable rate securities, we may experience a decrease in our net interest margin because increased interest costs cannot be passed on to our loan customers.  A reduction in our net interest margin could adversely affect our liquidity, including our ability to make payments on our outstanding debt securities.

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

Our operations continue to be subject to significant focus by federal, state and local government authorities and state attorneys general and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on certain lending practices by companies in the consumer finance industry; sometimes referred to as "predatory lending" practices.  These requirements and restrictions, among other things:

•require that we obtain and maintain certain licenses and qualifications;

•limit the interest rates, fees and other charges that we are allowed to charge;

•require specified disclosures to borrowers;

•limit or prescribe other terms of our loans;

•govern the sale and terms of insurance products that we offer and the insurers for which we act as agent; and

•define our rights to repossess and sell collateral.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly increased the regulation of financial institutions and the financial services industry in recent periods.  The Dodd-Frank Act established the Bureau of Consumer Financial Protection as an independent entity given the authority to promulgate additional consumer protection regulations applicable to all entities offering consumer financial services or products such as the Company.  Many of the requirements in the Dodd-Frank Act are being implemented over time and are subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which various expected provisions of the Dodd-Frank Act have been and are expected to be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on our operations remains unclear; however, these regulations have increased and are expected to further increase our cost of doing business and time spent by Management on regulatory matters which may have a material adverse effect on the Company’s operations and results.

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

Our daily operations depend heavily on our computer systems, data system networks and service providers to consistently provide efficient and reliable service.  The Company may be subject to disruptions in its operating systems arising from events that are wholly or partially beyond its control, which in turn may give rise to disruption of service to our customers.  If our systems were to become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired.  In addition, we could be required to spend significant additional amounts to maintain, repair, upgrade or replace our systems.  Any such failures or expenditures could materially adversely impact our business operations and financial condition.

A data security breach with regard to personally identifiable information about our customers or employees could negatively affect operations and result in high costs.

In the ordinary course of business, we receive a significant amount of personally identifiable information (“PII”) about our customers.  We also receive PII from our employees.  Numerous state and federal regulations, as well as other vendor standards, govern the collection and maintenance of PII from consumers and other individuals.  There are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties.  Despite the security measures we have in place and any additional measures we may choose to or be required to implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to intentional or unintentional security breaches, computer viruses, lost or misplaced data, programming or human errors, scams, burglary, acts of vandalism, or other events.  Alleged or actual data security breaches, and costs to avoid the occurrence of those events, can increase costs of doing business, negatively affect customer satisfaction, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe upon our proprietary information.  Any of these could significantly increase our costs of doing business and materially adversely affect our business and results of operations.

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

Item 1B.UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2.PROPERTIES:

Paragraph 1 of “The Company”, page 1; paragraph 1 (and the accompanying table) of Footnote 9 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, page 40; and map of branch offices, page 49 of the Annual Report are incorporated herein by reference.

Item 3.LEGAL PROCEEDINGS:

From time to time, the Company is involved in various claims and lawsuits incidental to its business.  In the opinion of Management based on currently available facts, the ultimate resolution of any such known claims and lawsuits is not expected to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Item 4.MINE SAFETY DISCLOSURES:

Not Applicable.

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

"Sources of Funds and Common Stock" page 11 of the Annual Report is incorporated herein by reference.

Item 6.SELECTED FINANCIAL DATA:

"Selected Consolidated Financial Information" page 3 of the Annual Report is incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" pages 12-20 of the Annual Report is incorporated herein by reference.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk” sub-heading, page 16 of the Annual Report is incorporated herein by reference.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

"Report of Independent Registered Public Accounting Firm" and the Company’s Consolidated Financial Statements and Notes thereto, pages 21-45 of the Annual Report are incorporated herein by reference.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE:

Not applicable.

Item 9A.CONTROLS AND PROCEDURES:

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2017.  Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 were effective at December 31, 2017.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this evaluation, Management believes that the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2017.

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

Item 9B.OTHER INFORMATION:

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

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(4)(5)	81	1967	Vice Chairman of the Board

Ben F. Cheek, IV (3)(4)(5)	56	2001	Chairman of the Board

A. Roger Guimond (3)(5)	63	2004	Executive Vice President / Chief Financial Officer

James H. Harris, III (1)(2)(5)	64	2014	None

John G. Sample, Jr. (1)(2)(5)	61	2004	None

C. Dean Scarborough (1)(2)(5)	63	2004	None

Keith D. Watson (1)(2)(5)	60	2004	None

(1)Member of Audit Committee.

(2)Mr. Harris, III is the retired founder of Unichem Technologies, Inc., a specialty chemicals company which he founded over 20 years ago.  Mr. Harris, III is also President of Moonrise Distillery, a producer of spirits, which he formed and has owned since 2012.  Mr. Sample is the retired Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, where he served from 2002 through July 31, 2017.  Mr. Scarborough has served as a county commissioner for Stephens County, Georgia since 2009.  Mr. Watson is Chairman of the Board of Bowen & Watson, Inc., a general contracting company. Mr. Watson has been with Bowen & Watson since 1980.

(3)Reference is made to “Executive Officers” for a discussion of business experience.

(4)Mr. Ben F. Cheek, III and IV are father and son.

(5)The term of each director will expire when a successor to such director is elected and qualified.

There was no, nor is there presently any, arrangement or understanding between any director and any other person (except directors and officers of the registrant acting solely in their capacities as such) pursuant to which the director was selected.

1st Franklin Financial Corporation is a family controlled company, with Mr. Ben F. Cheek, III, who with his family directly or indirectly owns all of the Company's stock.  Mr. Cheek, III, who has significant knowledge of all aspects of the Company's business and operations served as Chairman and Chief Executive Officer through 2014. Effective January 1, 2015, Mr. Cheek, III transitioned to the role of Vice Chairman and Ben F. Cheek, IV, who previously served as Vice Chairman and has been with the Company since 1988 in roles of increasing responsibility, was appointed Chairman of the Board.  At that time, Ms. Virginia C. Herring, who was our President, took on the additional role of Chief Executive Officer.  In light of the additional responsibilities assumed by Mr. Cheek, IV and Ms. Herring, and in order to allow them to each focus on the significant responsibilities contained within these new roles, the Board determined at that time that it was appropriate to separate the roles of Chairman and Chief Executive Officer.  Given the separation of the Chairman and Chief Executive Officer roles, relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has determined there is not a need to appoint a lead independent director.  The Board continues to believe that such determination is in the best interests of the Company.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”).  The individuals comprising the EMT during 2017, who were all executive officers of the Company, as follows:  Messrs. Cheek, III, Cheek, IV, Guimond, Haynie, Clevenger, Vercelli and Ms. Herring, Ms. O’Shields and Ms. Sherr. The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks.  In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees.  The Audit Committee has specific responsibility for oversight of risks associated with financial accounting, reporting and audits, as well as internal control over financial reporting.  The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company.  Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporate governance, the Board of Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors.  For this purpose, the Board has adopted and considers the independence requirements for companies whose securities are listed for trading on the NASDAQ Stock Market.  The Board has determined that a majority of the members of the Board of Directors, specifically Messrs. Harris, Sample, Scarborough, and Watson, are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Marketplace Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Because of the closely held nature of the ownership of the Company, the Board has determined that it is not necessary for the Company to have a formal process for shareholders to send communications to the Board.

Director Qualifications:

The members of the Board of Directors each have the qualifications we believe necessary and desirable to appropriately perform their duties.  Each member has an exemplary record of professional integrity, a dedication to their respective professions and a strong work ethic.

Director	Summary of Qualifications

Ben F. Cheek, III

Previously executive officer of the Company and currently executive officer of Company's insurance subsidiaries.  Extensive knowledge in the banking and consumer finance industry.   Previously served as director of a Habersham Bancorp.  Has legal background as an attorney.  Has 56 years experience with the Company.  Has previously served as board member of various consumer industry associations.

Ben F. Cheek, IV

Executive officer of the Company.  Highly knowledgeable of the banking and consumer finance industry.  Has been with the Company for 31 years.  Currently serves on two of the industry’s state association boards and serves as a board member on our industry’s national association.

A. Roger Guimond

Executive officer of the Company.  Knowledgeable of the banking and consumer finance industry.  Has been with the Company for 41 years and is responsible for the accounting, audit and compliance, technology infrastructure and investment center operations of the Company.  Significant experience in finance and related areas.

James H. Harris, III

Independent director.  Appointed to the Board in January 2014.  Has significant executive experience in small to mid-size companies and currently maintains executive position, with responsibility for finance and other matters, which provides him significant knowledge to function as an effective member of our audit committee.

John G. Sample, Jr.

Independent director.  Extensive knowledge of accounting and reporting standards.  Prior experience as an audit partner in an international public accounting firm.  Experience and knowledge of the insurance industry through prior executive management positions at operating companies.  Serves as board member and Chairman of the Audit Committee at Capital City Bank Group, Inc. (a Tallahassee, Florida bank holding company).  Has served as director of the Company for 13 years and is the Company’s audit committee chairman.

C. Dean Scarborough

Independent director.  Previously served on board of a community bank.  Currently serves as a Commissioner for Stephens County, Georgia, where the Company maintains its headquarters.  Has served as director of the Company for 13 years.

Director	Summary of Qualifications

Keith D. Watson

Independent director.  Previously served on board of a community bank.  Has served as director of the Company for 13 years.  Maintains executive position with significant oversight responsibility in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationships	Business Experience

Ben F. Cheek, IV, 56 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 1, 2015.

Ben F. Cheek, III, 81 Vice Chairman Father of Ben F. Cheek, IV and Virginia C. Herring	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Effective January 1, 2015, assumed role of Vice Chairman of the Board.

Virginia C. Herring, 55 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV

Joined the Company on a full time basis in April 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.  Effective January 1, 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

A.Roger Guimond, 63 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992.  Became Executive Vice President in 2001.  Elected a Director in 2004.

C. Michael Haynie, 63 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Ronald F. Morrow, 70 Executive Vice President – Chief Operating Officer No Family Relationship

Joined the Company in 1970 as a Field Representative.  Promoted to Manager in 1971, to Supervisor in 1976, to Area Vice President in 1996, to Operational Vice President in 2001 and to Senior Operations Vice President in 2016.  Became Executive Vice President – Chief Operating Officer on July 17, 2017.

EXECUTIVE OFFICERS (continued)
Name, Age, Position(s) and Family Relationships	Business Experience

Karen S. O'Shields, 59 Executive Vice President – Strategic and Organization Development No Family Relationship	Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006.

Charles E. Vercelli, Jr., 57 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services in his privately held law firm.

Daniel E. Clevenger, II, 44 Executive Vice President – Compliance No Family Relationship

Joined the Company in February 2015 as Executive Vice President - Compliance.  Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013.  Served in private practice of law from 1998 to 2006.

Nancy M. Sherr, 49 Executive Vice President – Chief Marketing Officer

Joined the Company in November 2017 as Executive Vice President and Chief Marketing Officer.  Prior thereto, served as Vice President, Customer Relationships at Charter Communication from December 2008 until joining 1st Franklin Financial Corporation.

Lynn E. Cox, 60 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Item 11.EXECUTIVE COMPENSATION:

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

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The EMT, which consists of certain executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company.  At December 31, 2017, the EMT consisted of Messrs. Cheek, III, Cheek IV, Guimond, Haynie, Morrow, Clevenger and Vercelli, and Ms. Herring, Ms. O’Shields and Ms. Sherr.  For the foregoing reasons the Company has not historically engaged any independent compensation consultant to advise on compensation related matters.

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

Bonus Awards:

Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company.  The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards.  As in prior years, in 2017 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus.   In addition to this 4% bonus, Messrs. Cheek, III and Cheek, IV and Ms. Herring, retain the discretion to award certain additional amounts.  In 2017, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  Consistently therewith, in the first quarter of 2017 the EMT approved the Company’s 2017 Bonus Plan (the “2017 Bonus Plan”).  Mr. Cheek, III voluntarily elected not to participate in the 2017 Bonus Plan.

The 2017 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2017 Bonus Plan, at inception, a minimum pre-tax income requirement of $12.4 million was established as a baseline goal required to be achieved in order for any payouts to be made under such Plan.  The minimum pre-tax income threshold was determined by reference to the average trailing two years' pre-tax income of the Company, plus the Company's projected accrued incentive bonus at December 31, 2017, multiplied by 50%.  The EMT believed using a trailing two-year average metric would incent management to focus on long-term growth, and not be disproportionately focused on short-term results.  The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2017 Bonus Plan were based on the number of strategic goals met, as established in advance by the EMT.  For 2017, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal.  Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of each such goal has on the Company’s results of operations and financial condition.  The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts.  The goals were:

(i)Minimum 4.00% corporate net receivables growth;

(ii)Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 10.50% of outstanding receivables;

(iii)     $17.5 million minimum pre-tax income (separate from minimum threshold goal);

(iv)     Maximum corporate expense / revenue ratio of 92.0% or less; and

(v)      Minimum 3.00% return on assets.

Bonus payouts under the 2017 Plan depended on the number of goals met as follows:

No. of Strategic Goals MetBonus Payout (% of Salary)

15% - 25%

25% - 35%

35% - 45%

45% - 55%

55% - 65%

In 2017, the Company achieved the $12.4 million pre-tax threshold goal.  In addition, the Company met four of the five strategic goals as set out in the 2017 Bonus Plan.

In accordance with discretion afforded the EMT under the 2017 Bonus Plan, amounts paid to each executive officer, other than Mr. Cheek, III, varied within the payout range depending on personal performance milestones as determined by the EMT.  The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

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

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives.  The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers.  In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2017, determined that these amounts were appropriate.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits.  In 2017 Messrs. Cheek, IV, Guimond and Morrow, and Ms. Herring, received this benefit.  In addition, during 2017, Messrs.

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

The Board of Directors:

Ben F. Cheek, IIIJohn G. Sample, Jr.

Ben F. Cheek, IVC. Dean Scarborough

A. Roger GuimondKeith D. Watson

James H. Harris, III

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, IV Chairman	2017 2016 2015	$ 297,384 $297,384 $294,833	$13,288 $15,757 $12,958	$132,830 $- $127,533	$84,404 $80,306 $75,093	$527,906 $393,447 $510,417
Virginia C. Herring President and CEO	2017 2016 2015	$383,000 $378,712 $353,378	$18,221 $15,558 $14,750	$169,800 $- $141,351	$36,812 $43,520 $33,114	$607,833 $437,790 $542,593
A. Roger Guimond Executive Vice President and Chief Financial Officer	2017 2016 2015	$401,580 $394,461 $384,210	$28,744 $28,584 $24,537	$255,348 $- $158,484	$80,078 $75,650 $70,534	$765,750 $498,695 $637,765
Charles E. Vercelli, Jr. Executive Vice President and General Counsel	2017 2016	$316,163 $308,163	$13,222 $12,807	$158,670 $-	$18,552 $20,852	$506,607 $341,822
Ronald F. Morrow Chief Operating Officer (4)	2017	$256,000	$10,673	$145,920	$6,468	$419,061

(1)For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2)For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3)All other compensation for executive officers for 2017 is detailed as follows:
(4)Appointed Chief Operating Officer on July 1, 2017. Prior to appointment, served as Operations Vice President.

Name	Personal Use of Company Auto or Airplane	Travel Allowance	Insurance Premiums	Director Fees and/or Deferred Salary (a)	Company Contribution To Deferred Compensation Plan	Total

Ben F. Cheek, IV	$13,539	$2,400	$6,574	$59,000	$2,891	$84,404
Virginia C. Herring	$19,957	$2,400	$8,680	$-	$5,775	$36,812
A. Roger Guimond	$4,887	$2,400	$2,140	$59,000	$11,651	$80,078
Charles E. Vercelli, Jr.	$-	$-	$831	$14,400	$3,321	$18,552
Ronald F. Morrow	$1,839	$2,400	$2,140	$-	$89	$6,468

(a)  Messrs. Cheek IV and Guimond, both Directors of the Company, elected to receive their 2017 director fees as deferred compensation amounting to $35,000 each.  Also in 2017, Mr. Cheek IV elected to defer $24,000 salary, Mr. Guimond elected to defer $24,000 in salary and Mr. Vercelli elected to defer $14,400 in salary.  See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2017, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2017 Bonus Plan.  The following table sets forth certain information with respect to award eligibility and payments for the fiscal year ended December 31, 2017 to our executive officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, IV	3/01/2017	$16,069	$112,484	$208,900
Virginia C. Herring	3/01/2017	$19,150	$134,050	$248,950
A. Roger Guimond	3/01/2017	$21,279	$148,953	$276,627
Charles E. Vercelli, Jr.	3/01/2017	$16,528	$115,697	$214,866
Ronald F. Morrow	3/01/2017	$12,800	$89,600	$166,400

(1)Represented estimated possible payouts under the 2017 Bonus Plan.  The “Threshold “ column reflects the payout which would have occurred if each performance goal as set out in the 2017 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary.  The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2017 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%).  The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2017 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary.

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof.  The EMT establishes the bases for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III and Cheek, IV, and Ms. Herring,

During 2017, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, IV	$59,000	$2,891	$9,777	$-	$489,419
Virginia C. Herring	$-	$5,775	$1,906	$-	$91,369
A. Roger Guimond	$59,000	$11,651	$15,595	$-	$759,617
Charles E. Vercelli, Jr.	$14,400	$3,321	$3,013	$-	$146,127
Ronald F. Morrow	$-	$89	$632	$-	$28,437

(1)(2)Includes compensation of $35,000 for service as a member of the Company’s Board of Directors voluntarily deferred by each of Ben F. Cheek, IV and A. Roger Guimond.  Also includes $24,000 in deferred salary by Mr. Cheek, IV, $24,000 in deferred salary by Mr. Guimond and $14,400 in deferred salary by Mr. Vercelli.  See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2)Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$ --	$ --	$ --
Ben F. Cheek, IV	$35,000	$ --	$35,000
A. Roger Guimond	$35,000	$ --	$35,000
James H. Harris, III	$35,000	$ --	$35,000
John G. Sample, Jr.	$40,000	$ 500	$40,500
C. Dean Scarborough	$35,000	$ --	$35,000
Keith D. Watson	$35,000	$ --	$35,000

In 2017, each member of the Board was entitled to receive $35,000 per year for service as a member of the Board of Directors, including service on any committee thereof. The Chairman of the Audit Committee was entitled to additional $5,000.  In addition, Mr. Sample also received $500 in travel-related expenses to attend meetings.  Mr. Cheek, III voluntarily elected to forego any such compensation.    Messrs. Cheek IV, Guimond and Sample elected to receive their 2017 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).

Executive Nonqualified Deferred Compensation Plan

For the 2017 fiscal year, the ratio of the annual total compensation of Ms. Virginia C. Herring, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 18 to 1.  This ratio is a resonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.  In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.”  For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2017 (the “Determination Date”).

CEO Compensation for purposes of this disclosure represents the total compensation reported for Mrs. Virginia C. Herring for 2017 under the “Total” column of the “Summary Compensation Table” for the 2017 fiscal year.  For purposes of this disclosure, Median Annual Compensation was $33,312, and was calculated by totaling for our Median Employee all applicable elements of compensation for the 2017 fiscal year in accordance with Item 402(c)(2)(x) of Regulation S-K.

To identify the Median Employee, we first determined our employee population as of the Determination Date.  We had 1,438 employees, representing all full-time and part-time employees.  This number does not include any independent contractors, as permitted by the applicable SEC rules.  We then measured compensation for the period beginning on January 1, 2017 and ending on December 31, 2017.  This compensation measurement was calculated by totaling for each employee gross taxable earnings salary, bonus, sick pay, vacation pay and other compensation as shown in our payroll and human resources records for 2017.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2017.  Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b)Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2017, by (i) Directors who were then serving in such capacity and Executive Officers of the Company named in the summary compensation table and (ii) all Directors and Executive Officers of the Company as a group.  Except as described below, each person has sole voting and dispositive power over such shares.

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

(1)Various trusts have been established for the benefit of each of Ben F. Cheek, IV, Virginia C. Herring and David W. Cheek.  The trustees of each of the trusts, who by virtue of dispositive power over the assets thereof are deemed to be the beneficial owners of shares of the Company’s non-voting common stock contained therein, are two children of Ben F. Cheek, III named above who are not the named beneficiaries of each of the respective trusts.

Trustees	Trust for Benefit of	Number of Shares	%
David W. Cheek and Virginia C. Herring	Ben F. Cheek, IV	37,898	22.52%
David W. Cheek and Ben F. Cheek, IV	Virginia C. Herring	37,896	22.52%
Ben F. Cheek, IV and Virginia C. Herring	David W. Cheek	37,898	22.52%

(c)The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE:

In accordance with the provisions of the written charter of the Audit Committee of the Board of Directors, the Audit Committee approves all related party transactions that are required to be disclosed pursuant to the rules and regulations of the SEC.

The Company leases its home office building and print shop for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expire December 31, 2018.  Effective July 1, 2017, the Company entered into a new lease with Franklin Enterprises, Inc. for rental of office space for its marketing department at a cost of $800 per month.  This lease expires June 30, 2022.  Messrs. Cheek, III and Cheek, IV, both Directors and Executive Officers of the Company, and Ms. Herring, Executive Officer of the Company, own 66.67%, 11.11% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $194,400.

The Company leases its Clarkesville, Georgia branch office for a total of $5,400 per year from Cheek Investments, Inc. under a lease which expires June 30, 2020.  Messrs. Cheek, III and Cheek, IV and Ms. Herring, own .50%, 33.17% and 33.17%, respectively, of the shares of Cheek Investments, Inc. In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during the lease term is $13,500.

During 2017, Messrs. Cheek, III and Cheek, IV were both directors and executive officers of the Company.  Effective January 1, 2015, Mr. Cheek, III transitioned to solely a director of the Company.  At all relevant times, Ms. Herring has been an executive officer of the Company.

During 1999, a loan was extended to a real estate development partnership of which one of the Company’s beneficial owners (David W. Cheek) is a partner.  David Cheek (the adult son of Ben F. Cheek, III) owns 24.24% of the Company’s voting stock.  The loan was renewed effective July 20, 2017.  The balance on this commercial loan (including principal and accrued interest) was $1,456,890 at December 31, 2017, which was also the maximum amount outstanding during the year.  There were no principal or interest payments applied against this loan during 2017.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 5.50%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $7,357 for interest accrued during 2017 was applied to the loan on December 31, 2017.   No principal payments on this loan were made in 2017.  The balance on this loan at December 31, 2017 was $383,742.  This was the maximum amount outstanding during the year.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2017 and 2016 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2017	2016
Services Provided:
Audit Fees (1)	$372,353	$384,937
Tax Fees (2)	110,428	135,260
Total	$482,781	$520,197

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2016 and 2015, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2017 and 2016 fiscal years.  Included in these amounts are fees of $27,651 and $25,688 during 2017 and 2016, respectively, for fees related to the audit of the Company's 401(k) Plan.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a)(1)The following Report of Independent Registered Public Accounting Firm and financial statements are incorporated by reference herein from Exhibit 13 hereto:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2017 and 2016.

Consolidated Statements of Income for the three years ended December 31, 2017. Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2017.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2017.

Consolidated Statements of Cash Flows for the three years ended December 31, 2017.

Notes to Consolidated Financial Statements.

(2)Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2017 and 2016.

Condensed Statements of Income for the three years ended December 31, 2017.

Condensed Statements of Comprehensive Income (Loss) for the three years ended

December 31, 2017.

Condensed Statements of Stockholders’ Equity for the three years ended

December 31, 2017.

Condensed Statements of Cash Flows for the three years ended December 31, 2017.

(3)Exhibits:

3. (a)	Restated Articles of Incorporation as amended January 26, 1996 (incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended December 31, 1995).

(b)	Bylaws (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 1995).

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

Loan and Security Agreement, dated September 11, 2009, by and among the Company and Wells Fargo Preferred Capital, Inc., as agent (“Agent”) and a lender, and the other financial institutions from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 17, 2009).

(b)

First Amendment to Loan and Security Agreement dated as of November 3, 2009, by and among the Company, Wells Fargo Preferred Capital, Inc., as agent for lenders, and the other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 5, 2009).

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

(h) (i) (j)

Seventh Amendment to Loan and Security Agreement, dated as of March 29, 2017, by and among the Company, Wells Fargo Bank, N.A. and the financial institutions a party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2016).

Director Compensation Summary Term Sheet. *

Form of the Company’s 2018 Executive Bonus Plan. *

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

Item 16.FORM 10-K SUMMARY:

NONE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 30, 2018	By: /s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV		March 30, 2018
(Ben F. Cheek, IV)	Chairman of Board

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Vice Chairman	March 30, 2018

/s/ James H. Harris, III
(James H. Harris, III)	Director	March 30, 2018

/s/ Virginia C. Herring
(Virginia C. Herring)	President and Chief Executive Officer	March 30, 2018

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 30, 2018
Principal Financial Officer;
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 30, 2018

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 30, 2018

/s/ Keith D. Watson
(Keith D. Watson)	Director	March 30, 2018

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2017, which is filed as Exhibit 13 hereto.  Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1st Franklin Financial Corporation

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our report thereon dated March 30, 2018; such consolidated financial statements and report are included in your 2017 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 30, 2018

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2017 AND 2016

ASSETS

		2017	2016
	CASH AND CASH EQUIVALENTS:
	Cash and Due from Banks	$3,071,086	$5,445,471
	Short-term Investments	25,236,306	50,991,126
		28,307,392	56,436,597

	RESTRICTED CASH	624,657	552,592

	LOANS:
	Direct Cash Loans	540,380,078	474,557,932
	Real Estate Loans	27,117,189	24,609,094
	Sales Finance Contracts	34,314,270	30,961,811
		601,811,537	530,128,837

Less:	Unearned Finance Charges	74,439,222	60,850,936
	Unearned Insurance Commissions	17,394,737	17,042,464
	Allowance for Loan Losses	42,500,000	48,500,000
		467,477,578	403,735,437

	INVESTMENTS IN SUBSIDIARIES	186,398,978	164,701,297

	INVESTMENT SECURITIES:
	Available for Sale, at fair market value	10,966,789	391,113

	EQUITY METHOD INVESTMENT	--	26,201,949

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	Less accumulated depreciation and amortization
	of $31,476,425 and $29,595,087 in 2017 and 2016, respectively	15,522,745	13,948,249
	Miscellaneous	5,214,925	4,567,566
		20,737,670	18,515,815

	TOTAL ASSETS	$714,513,064	$670,534,800

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2017 AND 2016

LIABILITIES AND STOCKHOLDERS' EQUITY

	2017	2016
SENIOR DEBT:
Notes Payable to Banks	$ --	$ --
Senior Demand Notes, including accrued interest	71,818,656	73,167,157
Commercial Paper	354,912,561	336,624,491
	426,731,217	409,791,648

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	22,197,942	14,156,937

SUBORDINATED DEBT	33,487,903	34,847,845

Total Liabilities	482,417,062	458,796,430

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2017 and 2016	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2017 and 2016	--	--
Accumulated Other Comprehensive Income (Loss)	4,596,132	(1,002,183)
Retained Earnings	227,329,870	212,570,553
Total Stockholders' Equity	232,096,002	211,738,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$714,513,064	$670,534,800

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
INTEREST INCOME:
Finance Charges	$151,432,541	$152,721,480	$147,813,018
Investment Income	580,287	75,876	53,476
	152,012,828	152,797,356	147,866,494

INTEREST EXPENSE:
Senior Debt	11,964,075	12,407,735	11,868,927
Subordinated Debt	940,879	1,024,328	1,086,012
	12,904,954	13,432,063	12,954,939

NET INTEREST INCOME	139,107,874	139,365,293	134,911,555

PROVISION FOR LOAN LOSSES	32,355,146	67,562,543	36,887,285

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	106,752,728	71,802,750	98,024,270

NET INSURANCE INCOME	17,067,880	19,685,784	23,246,055

OTHER REVENUE	5,507,197	5,373,500	3,433,389

OPERATING EXPENSES:
Personnel Expense	84,380,970	69,814,320	71,834,872
Occupancy Expense	16,269,124	14,520,134	13,707,326
Other Expense	30,185,618	26,422,513	27,623,814
	130,835,712	110,756,967	113,166,012

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,507,907)	(13,894,933)	11,537,702

(BENEFIT) PROVISION FOR INCOME TAXES	--	(18,531)	5,160

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	16,413,661	14,920,003	14,333,131

NET INCOME	$14,905,754	$1,043,601	$25,865,673

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

Net Income	$14,905,754	$1,043,601	$25,865,673

Other Comprehensive Income / (Loss):
Net changes related to available-for-sale Securities:
Unrealized gains (losses)	8,343,715	(7,247,688)	862,930
Income tax (provision) benefit	(2,730,003)	2,111,649	(332,201)
Net unrealized gains (losses)	5,613,712	(5,136,039)	530,729

Less reclassification of gains to net income	15,397	9,130	51,218

Total Other Comprehensive Income (Loss)	5,598,315	(5,145,169)	479,511

Total Comprehensive Income (Loss)	$20,504,069	$(4,101,568)	$26,345,184

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2014	170,000	$170,000	$204,613,711	$3,663,475	$208,447,186

Comprehensive Income:
Net Income for 2015	--	--	25,865,673	--
Other Comprehensive Income	--	--	--	479,511
Total Comprehensive Income	--	--	--	--	26,345,184
Cash Distributions Paid	--		(10,302,002)	--	(10,302,002)

Balance at December 31, 2015	170,000	170,000	220,177,382	4,142,986	224,490,368

Comprehensive Income:
Net Income for 2016	--	--	1,043,601	--
Other Comprehensive Loss	--	--	--	(5,145,169)
Total Comprehensive Loss	--	--	--	--	(4,101,568)
Cash Distributions Paid	--	--	(8,650,430)	--	(8,650,430)

Balance at December 31, 2016	170,000	170,000	212,570,553	(1,002,183)	211,738,370

Comprehensive Income:
Net Income for 2017	--	--	14,905,754	--
Other Comprehensive Income	--	--	--	5,598,315
Total Comprehensive Income	--	--	--	--	20,504,069
Cash Distributions Paid	--	--	(146,437)	--	(146,437)

Balance at December 31, 2017	170,000	$170,000	$227,329,870	$4,596,132	$232,096,002

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT 1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

		2017	2016	2015
	CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income	$14,905,754	$1,043,601	$25,865,673
	Adjustments to reconcile net income to net
	cash provided by operating activities:
	Provision for loan losses	32,355,146	67,562,543	36,887,285
	Depreciation and amortization	4,268,716	3,709,687	3,318,710
	Equity in undistributed earnings of subsidiaries	(16,413,661)	(14,920,003)	(14,333,131)
	(Earnings) loss in equity method investment	(739,017)	(1,212,444)	1,070,074
	Gain on sale of marketable securities and
	equipment and premium amortization on securities	(31,598)	(35,365)	(25,141)
	Increase in miscellaneous assets	(647,359)	(174,009)	(158,368)
	Increase (decrease) in other liabilities	8,041,005	(4,416,419)	(1,029,902)
	Net Cash Provided	41,738,986	51,557,591	51,595,200

	CASH FLOWS FROM INVESTING ACTIVITIES:
	Loans originated or purchased	(443,896,871)	(384,978,358)	(387,639,565)
	Loan payments	347,799,584	341,956,700	329,283,555
	Increase in restricted cash	(72,065)	(91,255)	(91,065)
	Purchases of securities, available for sale	(10,261,378)	-	-
	Redemption of equity fund investment	26,940,966	-	-
	Capital expenditures	(5,972,422)	(7,824,494)	(3,045,037)
	Proceeds from sale of equipment	160,805	120,780	37,737
	Net Cash Used	(85,301,381)	(50,816,627)	(61,454,375)

	CASH FLOWS FROM FINANCING ACTIVITIES:
	Net (decrease) increase in Senior Demand Notes	(1,348,501)	2,166,070	12,470,939
	Advances on credit line	543,573	532,501	531,641
	Payments on credit line	(543,573)	(532,501)	(531,641)
	Commercial paper issued	48,097,953	54,659,072	67,964,535
	Commercial paper redeemed	(29,809,883)	(35,522,789)	(27,132,379)
	Subordinated debt issued	6,753,944	6,495,971	8,164,215
	Subordinated debt redeemed	(8,113,886)	(7,652,135)	(9,886,744)
	Dividends / distributions paid	(146,437)	(8,650,430)	(10,302,002)
	Net Cash Provided	15,433,190	11,495,759	41,278,564

	NET (DECREASE) INCREASE IN
	CASH AND CASH EQUIVALENTS	(28,129,205)	12,236,723	31,419,389

	CASH AND CASH EQUIVALENTS, beginning	56,436,597	44,199,874	12,780,485

	CASH AND CASH EQUIVALENTS, ending	$28,307,392	$56,436,597	$44,199,874

Cash paid during the year for:	Interest	$12,846,279	$13,513,578	$12,954,939
	Income Taxes	-	-	6,000