Form 10-K
period 2018-12-31
1st FRANKLIN FINANCIAL CORP
filed 2019-03-29
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   X  No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer __     Accelerated Filer __     Non Accelerated Filer  X

Smaller Reporting Company  __  Emerging Growth Company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  __   No   X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:      $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2019
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2018, included as Exhibit 13 hereto, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.BUSINESS:

The information under the headings “The Company”, page 1 and “Business”, pages 4-10, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2018 (the “Annual Report”) are incorporated herein by reference.

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

If we do not achieve our anticipated or required results, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. The failure to do this would result in a material adverse effect on our business.

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

Borrowings under our credit facility are subject to, among other things, a borrowing base. In the event we are not able to borrow amounts under our credit facility, whether as a result of having reached our maximum borrowing availability thereunder or otherwise or if our current or any future credit facility matures or is terminated without our entering into a replacement facility on acceptable terms, conditions and timing, or at all, we may not be able to fund loans to customers, redeem securities when required or invest in our operations as needed.

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

In any event, any reduced liquidity could negatively impact our ability to be able to fund loans, or to pay the principal and interest on any of our outstanding debt securities at any time, including when due.

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

A data security breach with regard to personally identifiable information about our customers or employees could negatively affect operations and result in higher costs.

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

Item 1B.UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2.PROPERTIES:

Paragraph 1 of “The Company”, page 1; paragraph 1 (and the accompanying table) of Footnote 9 (Commitments and Contingencies) of the Notes to Consolidated Financial Statements, page 41; and a directory of branch offices, page 50 of the Annual Report are incorporated herein by reference.

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

Not Applicable.

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

"Sources of Funds and Common Stock Matters", page 11 of the Annual Report is incorporated herein by reference.

Item 6.SELECTED FINANCIAL DATA:

"Selected Consolidated Financial Information", page 3 of the Annual Report is incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations", pages 12-20 of the Annual Report is incorporated herein by reference.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk” sub-heading, page 16 of the Annual Report is incorporated herein by reference.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

"Report of Independent Registered Public Accounting Firm" and the Company’s Consolidated Financial Statements and Notes thereto, pages 21-46 of the Annual Report are incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 were effective at December 31, 2018.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, Management believes that the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), was effective as of December 31, 2018.

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

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(4)(5)	82	1967	Vice Chairman of the Board

Ben F. Cheek, IV (3)(4)(5)	57	2001	Chairman of the Board

A. Roger Guimond (3)(5)	64	2004	Executive Vice President / Chief Financial Officer

James H. Harris, III (1)(2)(5)	65	2014	None

John G. Sample, Jr. (1)(2)(5)	62	2004	None

C. Dean Scarborough (1)(2)(5)	64	2004	None

Keith D. Watson (1)(2)(5)	61	2004	None

(1)Member of Audit Committee.

(2)Mr. Harris, III is the retired owner of Unichem Technologies, Inc., a specialty chemicals company which he founded over 20 years ago. Mr. Harris, III is also former owner of Moonrise Distillery, a producer of spirits, which he formed and owned beginning in 2012. Mr. Sample is the retired Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, where he served from 2002 through July 31, 2017. Mr. Scarborough is a retired retail business owner. Mr. Watson is Chairman of the Board of Bowen & Watson, Inc., a general contracting company. Mr. Watson has been with Bowen & Watson since 1980.

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

1st Franklin Financial Corporation is a family controlled company, with Mr. Ben F. Cheek, III, who with his family directly or indirectly owns all of the Company's stock. Mr. Cheek, III, who has significant knowledge of all aspects of the Company's business and operations, served as Chairman and Chief Executive Officer through 2014. Effective January 1, 2015, Mr. Cheek, III transitioned to the role of Vice Chairman and Ben F. Cheek, IV, who previously served as Vice Chairman and has been with the Company since 1988 in roles of increasing responsibility, was appointed Chairman of the Board. At that time, Ms. Virginia C. Herring, who was our President, took on the additional role of Chief Executive Officer. In light of the additional responsibilities assumed by Mr. Cheek, IV and Ms. Herring, and in order to allow them to each focus on the significant responsibilities contained within these new roles, the Board determined at that time that it was appropriate to separate the roles of Chairman and Chief Executive Officer. Given the separation of the Chairman and Chief Executive Officer roles, relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has determined there is not a need to appoint a lead independent director. The Board continues to believe that such determination is in the best interests of the Company.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”). The individuals comprising the EMT during 2018, who were all executive officers of the Company, were as follows: Messrs. Cheek, III, Cheek, IV, Guimond, Haynie, Clevenger II, Morrow, Shaw, Vercelli and Ms. Herring, Ms. O’Shields and Ms. Sherr. The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks. In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees. The Audit Committee has specific responsibility for oversight of risks associated with financial accounting, reporting and audits, as well as internal control over financial reporting. The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company. Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

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

The Audit Committee is composed of Messrs. Sample, Scarborough, Watson, and Harris. In accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that all of the members thereof are “independent” and that Mr. Sample is an “audit committee financial expert” as defined by the SEC in Rule 407(d)(5) of Regulation S-K. In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d)(5) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members. A copy of the Company’s Audit Committee charter is publicly available on the Company’s website at: https//www.1ffc.com.

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

Ben F. Cheek, III

Executive officer of the Company. Previously served as director of a Habersham Bancorp. Has legal background as an attorney. Has 57 years experience with the Company. Has previously served as board member of various consumer industry associations. He has served as director of the Company for 5 years.

Ben F. Cheek, IV

Executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Has been with the Company for 32 years. Currently serves on two of the industry’s state association boards and has previously served as a board member on our industry’s national association.

A. Roger Guimond

Executive officer of the Company. Knowledgeable of the banking and consumer finance industry. Has been with the Company for 42 years and is responsible for the accounting, audit and compliance, technology infrastructure and investment center operations of the Company. Significant experience in finance and related areas.

James H. Harris, III

Independent director. Has significant executive experience in small to mid-size companies and currently maintains executive position, with responsibility for finance and other matters, which provides him significant knowledge to function as an effective member of our Audit Committee.

John G. Sample, Jr.

Independent director. Extensive knowledge of accounting and reporting standards. Prior experience as an audit partner in an international public accounting firm. Experience and knowledge of the insurance industry through prior executive management positions at operating companies. Serves as board member and Chairman of the Audit Committee at Capital City Bank Group, Inc. (a Tallahassee, Florida bank holding company). Has served as director of the Company for 15 years and is the Company’s Audit Committee Chairman.

C. Dean Scarborough

Independent director. Previously served on board of a community bank. Currently serves as a Commissioner for Stephens County, Georgia, where the Company maintains its headquarters. Has served as director of the Company for 15 years.

Keith D. Watson

Independent director. Previously served on board of a community bank. Has served as director of the Company for 15 years. Maintains executive position with significant oversight responsibility in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationships	Business Experience

Ben F. Cheek, IV, 57 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 1, 2015.

Ben F. Cheek, III, 82 Vice Chairman Father of Ben F. Cheek, IV and Virginia C. Herring	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Effective January 1, 2015, assumed role of Vice Chairman of the Board.

Virginia C. Herring, 56 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV

Joined the Company on a full time basis in April 1988 as Developmental Officer. Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001. Effective January 1, 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

A.Roger Guimond, 64 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992. Became Executive Vice President in 2001. Elected a Director in 2004.

C. Michael Haynie, 64 Executive Vice President - Human Resources No Family Relationship	Joined the Company in 2005 as Vice President - Human Resources. Became Executive Vice President - Human Resources on January 1, 2006.

Ronald F. Morrow, 71 Executive Vice President – Chief Operating Officer No Family Relationship

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

Karen S. O'Shields, 60 Executive Vice President – Chief Learning Officer No Family Relationship

Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006. Became Chief Learning Officer in November 2017.

Charles E. Vercelli, Jr., 58 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services in his privately held law firm.

Daniel E. Clevenger, II, 45 Executive Vice President – Compliance No Family Relationship

Joined the Company in February 2015 as Executive Vice President - Compliance. Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013. Served in private practice of law from 1998 to 2006.

Nancy M. Sherr, 50 Executive Vice President – Chief Marketing Officer

Joined the Company in November 2017 as Executive Vice President and Chief Marketing Officer. Prior thereto, served as Vice President, Customer Relationships at Charter Communication from December 2008 until joining 1st Franklin Financial Corporation.

Lynn E. Cox, 61 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

The term of office of each executive officer expires when a successor is elected by the Board of Directors and qualified. There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer was elected.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or any persons performing similar functions, as well as to its directors and other employees. A copy of this code of ethics is publicly available on the Company’s website at: https//www.1ffc.com. The Company will provide a copy of this code of ethics, free of charge, upon any written request. Requests should be directed to Lynn Cox, Secretary and Treasurer, 1st Franklin Financial Corporation, P.O. Box 880, Toccoa, Georgia 30577. If we enter into any amendment to this code of ethics, other than a technical, administrative, or non-substantive amendment, or we grant any waiver from a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, we will disclose the nature of the amendment or waiver on our website. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

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

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business. Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions). The EMT, which consists of certain executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company. At December 31, 2018, the EMT consisted of Messrs. Cheek, III, Cheek IV, Guimond, Haynie, Morrow, Clevenger, Shaw and Vercelli, and Ms. Herring, Ms. O’Shields and Ms. Sherr. For the foregoing reasons the Company has not historically engaged any independent compensation consultant to advise on compensation related matters.

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

Each executive officer has goals set annually which are reviewed with the officer by the President and Chief Executive Officer throughout the year. These goals typically vary depending on the nature of the executive’s responsibilities but are set at a level that is expected to be challenging but achievable. A formal individual performance and development review is also held each year with each executive officer and Ms. Herring and Mr. Cheek, III, in which the level of achievement with respect to such goals is reviewed. Merit based adjustments to salaries are based on the assessment of each executive’s performance review and overall Company performance.

Bonus Awards:

Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company. The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards. As in prior years, in 2018 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus. In addition to this 4% bonus, Messrs. Cheek, III and Cheek, IV and Ms. Herring retain the discretion to award certain additional amounts. In 2018, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family. As a result, the Company does not grant stock or other equity based awards. In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans. Consistently therewith, in the first quarter of 2018 the EMT approved the Company’s 2018 Bonus Plan (the “2018 Bonus Plan”). Mr. Cheek, III voluntarily elected not to participate in the 2018 Bonus Plan.

The 2018 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2018 Bonus Plan, at inception, a minimum pre-tax income requirement of $13.1 million was established as a baseline goal required to be achieved in order for any payouts to be made under such plan. The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income of the Company, plus the Company's projected accrued incentive bonus at December 31, 2018, multiplied by 50%. The EMT believed using a trailing three-year average metric would incent management to focus on long-term growth, and not be disproportionately focused on short-term results. The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2018 Bonus Plan were based on the number of strategic goals met, as established in advance by the EMT. For 2018, the EMT identified five strategic goals in addition to the minimum pre-tax income threshold goal. Each goal was chosen as a critical metric for the continued growth and financial soundness of the Company based on the impact the achievement of each such goal has on the Company’s results of operations and financial condition. The quantifiable amounts in each of the goals (including the threshold minimum pre-tax income) were determined by the EMT after review and consideration of various internal budgets and forecasts. The goals were:

(i)Minimum 4.25% corporate net receivables growth;

(ii)Delinquency control – Percent of accounts with balances 30 days or more past due, not to exceed 9.00% of outstanding receivables;

(iii)$17.5 million minimum pre-tax income (separate from minimum threshold goal);

(iv)Maximum corporate expense / revenue ratio of 92.5% or less; and

(v)Minimum 3.00% return on assets.

Bonus payouts under the 2018 Bonus Plan depended on the number of goals met as follows:

No. of Strategic Goals MetBonus Payout (% of Salary)

15% - 25%

25% - 35%

35% - 45%

45% - 55%

55% - 65%

In 2018, the Company achieved the $13.1 million pre-tax threshold goal. In addition, the Company met four of the five strategic goals as set out in the 2018 Bonus Plan.

In accordance with discretion afforded to the EMT under the 2018 Bonus Plan, amounts paid to each executive officer, other than Mr. Cheek, III, varied within the payout range depending on personal performance milestones as determined by the EMT. The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

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

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives. The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers. In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2018, determined that these amounts were appropriate.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved. These amounts are included in the taxable income of the executive officers. In addition, the Company generally provides certain insurance benefits to its executive officers. This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority. In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits. In 2018, Messrs.

Cheek, IV, Guimond and Morrow, and Ms. Herring, received this benefit. In addition, during 2018, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

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

The Board of Directors:

Ben F. Cheek, III   John G. Sample, Jr.

Ben F. Cheek, IV   C. Dean Scarborough

A. Roger GuimondKeith D. Watson

James H. Harris, III

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, IV Chairman	2018 2017 2016	$297,384 $297,384 $297,384	$88,127 $13,288 $15,757	$- $132,830 $-	$92,184 $84,404 $80,306	$477,694 $527,906 $393,447
Virginia C. Herring President and CEO	2018 2017 2016	$383,000 $383,000 $378,712	$238,771 $18,221 $15,558	$- $169,800 $-	$49,428 $36,812 $43,520	$671,199 $607,833 $437,790
A. Roger Guimond Executive Vice President and Chief Financial Officer	2018 2017 2016	$402,359 $401,580 $394,461	$34,579 $28,744 $28,584	$219,180 $255,348 $-	$107,422 $80,078 $75,650	$763,540 $765,750 $498,695
Charles E. Vercelli, Jr. Executive Vice President and General Counsel	2018 2017 2016	$321,163 $316,163 $308,163	$13,717 $13,222 $12,807	$153,163 $158,670 $-	$30,726 $18,552 $20,852	$518,768 $506,607 $341,822
Ronald F. Morrow Chief Operating Officer (4)	2018 2017	$288,500 $256,000	$11,946 $10,673	$144,250 $145,920	$13,556 $6,468	$458,252 $419,061

(1)For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2)For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3)All other compensation for executive officers for 2018 is detailed as follows:
(4)Appointed Chief Operating Officer on July 1, 2017. Prior to appointment, served as Operations Vice President.

Name	Personal Use of Company Auto or Airplane	Travel Allowance and/or Travel Expense Reimb.	Insurance Premiums	Director Fees and/or Deferred Salary (a)	Company Contribution To Deferred Compensation Plan	Total

Ben F. Cheek, IV	$9,151	$2,400	$12,989	$59,000	$8,644	$92,184
Virginia C. Herring	$25,547	$2,400	$8,290	$-	$13,191	$49,428
A. Roger Guimond	$2,436	$2,400	$2,139	$71,000	$29,447	$107,422
Charles E. Vercelli, Jr.	$-	$-	$831	$19,200	$10,695	$30,726
Ronald F. Morrow	$1,323	$2,400	$2,139	$-	$7,694	$13,556

(a) Messrs. Cheek, IV and Guimond, both directors of the Company, elected to receive their 2018 director fees as deferred compensation amounting to $35,000 each. Also, in 2018, Mr. Cheek, IV elected to defer $24,000 salary, Mr. Guimond elected to defer $36,000 in salary and Mr. Vercelli elected to defer $19,200 in salary. See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2018, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2018 Bonus Plan. The following table sets forth certain information with respect to award eligibility and payments for the fiscal year ended December 31, 2018 to our named executive officers.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, IV	3/01/2018	$16,069	$112,484	$208,900
Virginia C. Herring	3/01/2018	$19,150	$134,050	$248,950
A. Roger Guimond	3/01/2018	$21,918	$153,426	$284,933
Charles E. Vercelli, Jr.	3/01/2018	$17,018	$119,127	$221,236
Ronald F. Morrow	3/01/2018	$14,425	$100,975	$187,525

(1)Represented estimated possible payouts under the 2018 Bonus Plan. The “Threshold” column reflects the payout which would have occurred if each performance goal as set out in the 2018 Bonus Plan was met, and payouts were made at the minimum level (5%) of salary. The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2018 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (35%). The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2018 Bonus Plan was met, and payouts were made at the maximum level (65%) of salary.

Compensation Committee Interlocks and Insider Participation

The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining there responsibilities thereof. The EMT establishes the bases for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III and Cheek, IV and Ms. Herring.

During 2018, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, IV	$59,000	$8,644	$11,796	$-	$568,859
Virginia C. Herring	$-	$13,191	$2,150	$-	$106,710
A. Roger Guimond	$71,000	$29,447	$18,294	$-	$878,358
Charles E. Vercelli, Jr.	$19,200	$10,695	$3,662	$-	$179,684
Ronald F. Morrow	$-	$7,694	$670	$-	$36,801

(1)Includes compensation of $35,000 for service as a member of the Company’s Board of Directors voluntarily deferred by each of Ben F. Cheek, IV and A. Roger Guimond. Also includes $24,000 in deferred salary by Mr. Cheek, IV, $36,000 in deferred salary by Mr. Guimond and $19,200 in deferred salary by Mr. Vercelli. See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2)Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total

Ben F. Cheek, III	$--	$--	$--
Ben F. Cheek, IV	$35,000	$--	$35,000
A. Roger Guimond	$35,000	$--	$35,000
James H. Harris, III	$35,000	$--	$35,000
John G. Sample, Jr.	$40,000	$1,545	$41,545
C. Dean Scarborough	$35,000	$--	$35,000
Keith D. Watson	$35,000	$--	$35,000

In 2018, each member of the Board was entitled to receive $35,000 per year for service as a member of the Board of Directors, including service on any committee thereof. The Chairman of the Audit Committee was entitled to additional $5,000. In addition, Mr. Sample also received $1,545 in travel-related expenses to attend meetings. Mr. Cheek, III voluntarily elected to forego any such compensation. Messrs. Cheek IV, Guimond and Sample elected to receive their 2018 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).

Chief Executive Officer Compensation Ratio

For the 2018 fiscal year, the ratio of the annual total compensation of Ms. Virginia C. Herring, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 18 to 1. This ratio is a resonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below. In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.” For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2018 (the “Determination Date”).

CEO Compensation for purposes of this disclosure represents the total compensation reported for Mrs. Virginia C. Herring for 2018 under the “Total” column of the “Summary Compensation Table” for the 2018 fiscal year. For purposes of this disclosure, Median Annual Compensation was $37,855, and was calculated by totaling for our Median Employee all applicable elements of compensation for the 2018 fiscal year in accordance with Item 402(c)(2)(x) of Regulation S-K.

To identify the Median Employee, we first determined our employee population as of the Determination Date. We had 1,485 employees, representing all full-time and part-time employees. This number does not include any independent contractors, as permitted by the applicable SEC rules. We then measured compensation for the period beginning on January 1, 2018 and ending on December 31, 2018. This compensation measurement was calculated by totaling for each employee gross taxable earnings salary, bonus, sick pay, vacation pay and other compensation as shown in our payroll and human resources records for 2018.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2018. Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b)Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2018, by (i) Directors who were then serving in such capacity and executive officers of the Company named in the summary compensation table and (ii) all directors and executive officers of the Company as a group. Except as described below, each person has sole “beneficial” ownership of such shares.

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

The Company leased its home office building and print shop for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expired December 31, 2018. Effective January 1, 2019, these leases were renewed for three years based on the same terms. Effective July 1, 2017, the Company entered into a new lease with Franklin Enterprises, Inc. for rental of office space for its marketing department at a cost of $800 per month. This lease expires June 30, 2022. Messrs. Cheek, III and Cheek, IV, both directors and executive officers of the Company, and Ms. Herring, executive officer of the Company, own 66.67%, 11.11% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties. The aggregate dollar amount of all remaining periodic payments due during these lease terms is $487,200.

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

During1999, the Company extended a loan was extended to a real estate development partnership of which David Cheek (the adult son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The loan was renewed effective July 20, 2018. The balance on this commercial loan (including principal and accrued interest) was $1,555,770 at December 31, 2018, which was also the maximum amount outstanding during the year. There were no principal or interest payments applied against this loan during 2018. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 5.50%. The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement. The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended, effectively making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $10,504 for interest accrued during 2018 was applied to the loan on December 31, 2018. No principal payments on this loan were made in 2018. The balance on this loan at December 31, 2018 was $400,678. This was the maximum amount outstanding during the year.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2018 and 2017 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee. Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2018	2017
Services Provided:
Audit Fees (1)	$ 416,050	$ 344,702
Audit – Related Fees	27,000	27,651
Tax Fees (2)	142,402	110,428
Total	$ 585,452	$ 482,781

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2017 and 2016, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2018 and 2017 fiscal years.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a)(1)The following Report of Independent Registered Public Accounting Firm and financial statements are incorporated by reference herein from Exhibit 13 hereto:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2018 and 2017.

Consolidated Statements of Income for the three years ended December 31, 2018. Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2018.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2018.

Consolidated Statements of Cash Flows for the three years ended December 31, 2018.

Notes to Consolidated Financial Statements.

(2)Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2018 and 2017.

Condensed Statements of Income for the three years ended December 31, 2018.

Condensed Statements of Comprehensive Income (Loss) for the three years ended

December 31, 2018.

Condensed Statements of Stockholders’ Equity for the three years ended

December 31, 2018.

Condensed Statements of Cash Flows for the three years ended December 31, 2018.

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

(h) (i) (j) (k)

Seventh Amendment to Loan and Security Agreement, dated as of March 29, 2017, by and among the Company, Wells Fargo Bank, N.A. and the financial institutions a party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2016).

Eighth Amendment to Loan and Security Agreement, dated as of December 28, 2018, by and among the Company, Wells Fargo Bank, N.A. and the financial institutions a party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 28, 2018.

Director Compensation Summary Term Sheet.

Form of the Company’s 2018 Executive Bonus Plan.

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

Item 16.FORM 10-K SUMMARY:

NONE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 29, 2019	By: /s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV		March 29, 2019
(Ben F. Cheek, IV)	Chairman of Board

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Vice Chairman	March 29, 2019

/s/ James H. Harris, III
(James H. Harris, III)	Director	March 29, 2019

/s/ Virginia C. Herring
(Virginia C. Herring)	President and Chief Executive Officer	March 29, 2019

/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 29, 2019
Principal Financial Officer;
Principal Accounting Officer; Director

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 29, 2019

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 29, 2019

/s/ Keith D. Watson
(Keith D. Watson)	Director	March 29, 2019

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2018, which is filed as Exhibit 13 hereto. Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1st Franklin Financial Corporation

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and have issued our report thereon dated March 29, 2019; such consolidated financial statements and report are included in your 2018 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 29, 2019

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2018 AND 2017

ASSETS
		2018	2017

	CASH AND CASH EQUIVALENTS:
	Cash and Due from Banks	$ 3,826,520	$ 3,071,086
	Short-term Investments	833,532	25,236,306
		4,660,052	28,307,392

	RESTRICTED CASH	702,987	624,657

	LOANS:
	Direct Cash Loans	651,085,493	540,380,078
	Real Estate Loans	31,655,000	27,117,189
	Sales Finance Contracts	50,693,568	34,314,270
		733,434,061	601,811,537

Less:	Unearned Finance Charges	98,377,069	74,439,222
	Unearned Insurance Commissions	21,181,977	17,394,737
	Allowance for Loan Losses	43,000,000	42,500,000
		570,875,015	467,477,578

	INVESTMENTS IN SUBSIDIARIES	197,966,662	186,398,978

	INVESTMENT SECURITIES:
	Available for Sale, at fair market value	311,442	10,966,789

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	Less accumulated depreciation and amortization
	of $35,044,831 and $31,476,425 in 2018 and 2017, respectively	15,348,519	15,522,745
	Miscellaneous	3,717,953	5,214,925
		19,066,472	20,737,670

	TOTAL ASSETS	$ 793,582,630	$ 714,513,064

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2018 AND 2017

LIABILITIES AND STOCKHOLDERS' EQUITY

	2018	2017

SENIOR DEBT:
Notes Payable to Banks	$ 53,180,000	$ --
Senior Demand Notes, including accrued interest	73,339,081	71,818,656
Commercial Paper	373,803,569	354,912,561
	500,322,650	426,731,217

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	22,129,372	22,197,942

SUBORDINATED DEBT	30,270,450	33,487,903

Total Liabilities	552,722,472	482,417,062

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2018 and 2017	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2018 and 2017	--	--
Accumulated Other Comprehensive (Loss) Income	(391,979)	4,596,132
Retained Earnings	241,082,137	227,329,870
Total Stockholders' Equity	240,860,158	232,096,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 793,582,630	$ 714,513,064

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
INTEREST INCOME:
Finance Charges	$ 172,804,055	$ 151,432,541	$ 152,721,480
Investment Income	228,422	580,287	75,876
	173,032,477	152,012,828	152,797,356

INTEREST EXPENSE:
Senior Debt	12,993,358	11,964,075	12,407,735
Subordinated Debt	888,482	940,879	1,024,328
	13,881,840	12,904,954	13,432,063

NET INTEREST INCOME	159,150,637	139,107,874	139,365,293

PROVISION FOR LOAN LOSSES	39,207,197	32,355,146	67,562,543

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	119,943,440	106,752,728	71,802,750

NET INSURANCE INCOME	17,632,828	17,067,880	19,685,784

OTHER REVENUE	5,840,236	5,507,197	5,373,500

OPERATING EXPENSES:
Personnel Expense	91,585,822	84,380,970	69,814,320
Occupancy Expense	17,250,698	16,269,124	14,520,134
Other Expense	34,192,905	30,185,618	26,422,513
	143,029,425	130,835,712	110,756,967

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	387,079	(1,507,907)	(13,894,933)

(BENEFIT) PROVISION FOR INCOME TAXES	--	--	(18,531)

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	16,953,852	16,413,661	14,920,003

NET INCOME	$ 17,340,931	$ 14,905,754	$ 1,043,601

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016

Net Income	$ 17,340,931	$ 14,905,754	$ 1,043,601

Other Comprehensive (Loss) Income:
Net changes related to available-for-sale Securities:
Unrealized (losses) gains	(6,903,069)	8,343,715	(7,247,688)
Income tax benefit benefit	1,415,964	(2,730,003)	2,111,649
Net unrealized (losses) gains	(5,487,105)	5,613,712	(5,136,039)

Less reclassification of gains to net income	293,029	15,397	9,130

Total Other Comprehensive (Loss) Income	(5,780,134)	5,598,315	(5,145,169)

Total Comprehensive Income (Loss)	$ 11,560,797	$ 20,504,069	$ (4,101,568)

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2015	170,000	$ 170,000	$ 220,177,382	4,142,986	$ 224,490,368

Comprehensive Income:
Net Income for 2016	—	—	1,043,601	—
Other Comprehensive Income	—	—	—	(5,145,169)
Total Comprehensive Income	—	—	—	—	(4,101,568)
Cash Distributions Paid	—		(8,650,430)	—	(8,650,430)

Balance at December 31, 2016	170,000	170,000	212,570,553	(1,002,183)	211,738,370

Comprehensive Income:
Net Income for 2017	—	—	14,905,754	—
Other Comprehensive Loss	—	—	—	5,598,315
Total Comprehensive Loss	—	—	—	—	20,504,069
Cash Distributions Paid	—	—	(146,437)	—	(146,437)

Balance at December 31, 2017	170,000	170,000	227,329,870	4,596,132	232,096,002

Comprehensive Income:
Net Income for 2018	—	—	17,340,931	—
Other Comprehensive Income	—	—	—	(5,780,134)
Total Comprehensive Income	—	—	—	—	11,560,792
Adjustment Resulting from the Adoption of Accounting Standard (See Note 1 in Annual Report	—	—	(792,023)	792,023	—
Cash Distributions Paid	—	—	(2,796,641)	—	(2,796,641)

Balance at December 31, 2018	170,000	$ 170,000	$ 241,082,137	$ (391,979)	$ 240,860,158

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT 1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

		2018	2017	2016
	CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Income	$ 17,340,931	$ 14,905,754	$ 1,043,601
	Adjustments to reconcile net income to net
	cash provided by operating activities:
	Provision for loan losses	39,207,197	32,355,146	67,562,543
	Depreciation and amortization	4,631,106	4,268,716	3,709,687
	Equity in undistributed earnings of subsidiaries	(16,953,852)	(16,413,661)	(14,920,003)
	(Earnings) loss in equity method investment	-	(739,017)	(1,212,444)
	Gain on sale of marketable securities and
	equipment and premium amortization on securities	(295,104)	(31,598)	(35,365)
	Decrease (increase) in miscellaneous assets	1,496,972	(647,359)	(174,009)
	(Decrease) increase in other liabilities	(68,570)	8,041,005	(4,416,419)
	Net Cash Provided	45,358,680	41,738,986	51,557,591

	CASH FLOWS FROM INVESTING ACTIVITIES:
	Loans originated or purchased	(510,440,178)	(443,896,871)	(384,978,358)
	Loan payments	367,835,544	347,799,584	341,956,700
	Purchases of securities, available for sale	(158,416)	(10,261,378)	-
	Sales of securities, available for sale	10,653,552	-	-
	Redemption of equity fund investment	-	26,940,966	-
	Capital expenditures	(4,489,551)	(5,972,422)	(7,824,494)
	Proceeds from sale of equipment	94,020	160,805	120,780
	Net Cash Used	(136,505,029)	(85,229,316)	(50,725,372)

	CASH FLOWS FROM FINANCING ACTIVITIES:
	Net increase (decrease) in Senior Demand Notes	1,520,425	(1,348,501)	2,166,070
	Advances on credit line	79,445,656	543,573	532,501
	Payments on credit line	(26,265,656)	(543,573)	(532,501)
	Commercial paper issued	63,064,642	48,097,953	54,659,072
	Commercial paper redeemed	(44,173,634)	(29,809,883)	(35,522,789)
	Subordinated debt issued	5,703,527	6,753,944	6,495,971
	Subordinated debt redeemed	(8,920,980)	(8,113,886)	(7,652,135)
	Dividends / distributions paid	(2,796,641)	(146,437)	(8,650,430)
	Net Cash Provided	67,577,339	15,433,190	11,495,759

	NET (DECREASE) INCREASE IN CASH
	CASH EQUIVALENTS AND RESTRICTED CASH	(23,569,010)	(28,057,140)	12,327,978

	CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	28,932,049	56,989,189	44,661,211

	CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$ 5,363,039	$ 28,932,049	$ 56,989,189

Cash paid during the year for:	Interest	$ 13,626,034	$ 12,846,279	$ 13,513,578
	Income Taxes	-	-	-