Form 10-Q
period 2020-09-30
1st FRANKLIN FINANCIAL CORP
filed 2020-11-13
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

------------------------------

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

ClassOutstanding October 31, 2020
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
September 30, 2020 and December 31, 2019

Condensed Consolidated Statements of Income and Retained Earnings (Unaudited):
Three and Nine Months Ended September 30, 2020 and September 30, 2019

Condensed Consolidated Statements of Comprehensive Income (Unaudited):
Three and Nine Months Ended September 30, 2020 and September 30, 2019

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited):
Three and Nine Months Ended September 30, 2020 and September 30, 2019

Condensed Consolidated Statements of Cash Flows (Unaudited):
Nine Months Ended September 30, 2020 and September 30, 2019

Notes to Unaudited Condensed Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2020 is incorporated by reference herein.  See Exhibit 13.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk:

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2020 is incorporated by reference herein.  See Exhibit 13.

ITEM 4.	Controls and Procedures:

We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2020, the Company's disclosure controls and procedures were effective.  No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings:

The Company is, and expects to be, involved in various legal proceedings incidental to its business from time to time.  In the opinion of Management, the ultimate resolution of any such known claims or proceedings is not expected to have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 1A.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors disclosed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other reports filed with the Securities and Exchange Commission from time to time, all of which could materially affect our business, financial condition and future results.  For example, these risks now include risks related to the COVID-19 pandemic and related economic developments.

ITEM 6.	Exhibits:
(a) Exhibits:
13 31.1 31.2 32.1 32.2 101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

Quarterly Report to Investors as of and for the Three Months and Nine Months Ended September 30, 2020.

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

Date:Novmber 13, 2020
