Form 10-Q/A
period 2020-06-30
1st FRANKLIN FINANCIAL CORP
filed 2020-12-31
CIK 38723

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

1st Franklin Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2020 (the “Original 10-Q”). The Company is filing this Amendment No. 1 to disclose information inadvertently omitted from Part II, Item 5 of the Original 10-Q relating to the appointment of Gary L. McQuain as Executive Vice President and Chief Operating Officer of the Company, which information was required to be disclosed by the Company in a Current Report on Form 8-K during the period covered by the Original 10-Q.

Mr. McQuain’s position as Executive Vice President and Chief Operating Officer of the Company was previously disclosed under the heading “EXECUTIVE OFFICERS” in the Company’s Quarterly Report to Investors as of and for the Three and Six Months Ended June 30, 2020, which was filed as Exhibit 13 to the Original 10-Q.

Except as set forth herein, this Amendment No. 1 does not modify or update the disclosures presented in, or exhibits to, the Original 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-Q and the Company’s subsequent filings with the SEC.

PAGE <1>

PART II. OTHER INFORMATION

ITEM 5.	Other Information

Effective May 1, 2020, the Company appointed Gary L. McQuain, age 54, as Executive Vice President and Chief Operating Officer of the Company. In connection with the appointment of Mr. McQuain, Ronald F. Morrow ceased serving as Executive Vice President and Chief Operating Officer of the Company.

Prior to his appointment, Mr. McQuain had served as Senior Vice President of Operations of the Company since October 1, 2019. Prior to joining the Company, Mr. McQuain most recently served as President & CEO of Southern Management Corporation, a financial services company, from October 2017 to August 2019. Prior to that, he was a financial services professional at MidCountry Financial Corp., a financial services holding company, from January 2016 to October 2017, and President of Pioneer Services, a financial services company, from January 2016 to October 2017.

ITEM 6.	Exhibits:

The following exhibits are filed herewith:

31.1 31.2

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

Date:December 31, 2020
