Form 10-K
period 2020-12-31
1st FRANKLIN FINANCIAL CORP
filed 2021-03-30
CIK 38723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

------------------------------

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company. Indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of it internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes __ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2021
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2020, included as Exhibit 13 hereto, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.BUSINESS:

The information under the headings “The Company”, page 1 and “Business”, pages 5-12, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2020 (the “Annual Report”) are incorporated herein by reference.

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

Risks Related to Our Business

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

We maintain an allowance for credit losses in our financial statements at a level considered adequate by Management to absorb expected credit losses inherent in the loan portfolio as of the balance sheet date based on estimates and assumptions at that date. However, the amount of actual future credit losses we may incur is susceptible to changes in economic, operating and other conditions within our various local markets, which may be beyond our control, and such losses may exceed current estimates. Although Management believes that the Company’s allowance for credit losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate credit losses with certainty, and we cannot provide any assurances that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our financial condition and results of operations.

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

Risks Related to Our Debt Securities

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

General Risk Factors

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

Our business, financial condition and results of operations could be materially and adversely affected by the effects of a pandemic, epidemic or other widespread public health emergency such as the outbreak of the novel coronavirus, or COVID-19. Widespread health emergencies can disrupt our operations through their impact on our employees, investors, customers and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults and losses on our loans, negatively impact regional economic conditions, and result in a decline in loan demand and loan originations.

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

Risks Related to Our Regulatory Environment

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

Item 1B.UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2.PROPERTIES:

Paragraph 1 of “The Company”, page 1; paragraph 1 (and the accompanying table) of Footnote 8 (Leases) of the Notes to Consolidated Financial Statements, page 46; and a directory of branch offices, page 56 of the Annual Report are incorporated herein by reference.

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

Not Applicable.

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

"Sources of Funds and Common Stock Matters", page 12 of the Annual Report is incorporated herein by reference.

Item 6.SELECTED FINANCIAL DATA:

"Selected Financial Data", page 4 of the Annual Report is incorporated herein by reference.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations", pages 14-23 of the Annual Report is incorporated herein by reference. This section generally discusses 2020 and 2019 operating results and year-to-year comparisons between 2020 and 2019. Discussion of 2018 operating results and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 30, 2020.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

"Quantitative and Qualitative Disclosures About Market Risk”, page 18 of the Annual Report is incorporated herein by reference.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

"Report of Independent Registered Public Accounting Firm" and the Company’s Consolidated Financial Statements and Notes thereto, pages 24-52 of the Annual Report are incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 15d-15(e) of the Exchange Act were effective at December 31, 2020.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, Management believes that the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), was effective as of December 31, 2020.

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

Item 9B.OTHER INFORMATION:

Effective March 25, 2021, a Second Amendment to the Amended and Restated Loan and Security Agreement (the “Second Amendment”), by and among the Company, Wells Fargo Bank, N.A., as Agent for the lenders, and other financial institutions from time to time party thereto, was implemented. The Second Amendment contains changes to definitions of Eligible Receivables and Permitted Hardship Extensions. Financial Covenants were also amended and restated. The Company’s earnings before interest, taxes, depreciation and amortization ratio (“EBITA Ratio”) under the finance covenants changed to not less than 1.50 to 1.0 commencing with calendar month ending May 31, 2020 and continuing to and including the calendar month ending November 30, 2021 and 1.75 to 1.00 thereafter. The Company’s minimum adjusted tangible net worth financial covenant increased to $207,971,850.

The foregoing description of the Second Amendment is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10(c) to this Annual Report on Form 10-K and is incorporated herein by reference.

------------------------------------------

Forward Looking Statements:

Certain statements contained or incorporated by reference herein, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute “forward-looking statements” within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those set out under the caption “Risk Factors”, the ability to manage cash flow and working capital, the accuracy of Management’s estimates and judgments, adverse developments in economic conditions including within the interest rate environment, unfavorable outcomes of litigation, ability to control credit losses, federal and state regulatory changes and other factors referenced elsewhere herein or incorporated herein by reference.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(4)(5)	84	1967	Chairman Emeritus

Ben F. Cheek, IV (3)(4)(5)	59	2001	Chairman of the Board

Virginia C. Herring (3)(4)(5)(6)	57	2020	President / Chief Executive Officer

A. Roger Guimond (3)(5)	66	2004	Executive Vice President / Chief Financial Officer

James H. Harris, III (1)(2)(5)	67	2014	None

Jerry J. Harrison, Jr. (1)(2)(5)(6)	58	2020	None

John G. Sample, Jr. (1)(2)(5)	64	2004	None

C. Dean Scarborough (1)(2)(5)	66	2004	None

Keith D. Watson (1)(2)(5)	63	2004	None

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

1st Franklin Financial Corporation is a family controlled company, with Mr. Ben F. Cheek, III, who with his family directly or indirectly owns all of the Company's stock. Mr. Cheek, III, who has significant knowledge of all aspects of the Company's business and operations, served as Chairman and Chief Executive Officer through 2014. Effective January 1, 2015, Mr. Cheek, III transitioned to the role of Vice Chairman and Ben F. Cheek, IV, who previously served as Vice Chairman and has been with the Company since 1988 in roles of increasing responsibility, was appointed Chairman of the Board. At that time, Ms. Virginia C. Herring, who was our President, took on the additional role of Chief Executive Officer. In light of the additional responsibilities assumed by Mr. Cheek, IV and Ms. Herring, and in order to allow them to each focus on the significant responsibilities contained within these new roles, the Board determined at that time that it was appropriate to separate the roles of Chairman and Chief Executive Officer. Given the separation of the Chairman and Chief Executive Officer roles, relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has determined there is not a need to appoint a lead independent director. The Board continues to believe that such determination is in the best interests of the Company. During 2020, Mr. Cheek, III transitioned to Chairman Emeritus.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”). Individuals comprising the EMT are as follows: Messrs. Cheek, III, Cheek, IV, Clevenger II, Guimond, Gyomory, Manke, McQuain, Shaw, Thompson, Vercelli and Ms. Herring, Ms. O’Shields and Ms. Sherr. The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks. In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees. The Audit Committee has specific responsibility for oversight of risks associated with financial accounting, reporting and audits, as well as internal control over financial reporting. The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company. Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

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

Ben F. Cheek, III

Executive officer of the Company. Previously served as director of a Habersham Bancorp. Has legal background as an attorney. Has 59 years experience with the Company. Has previously served as board member of various consumer industry associations. He has served as director of the Company for 5 years.

Ben F. Cheek, IV

Executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Has been with the Company for 34 years. Currently serves on two of the industry’s state association boards and has previously served as a board member on our industry’s national association.

Virginia C. Herring	Executive officer of the Company.

A. Roger Guimond

Executive officer of the Company. Knowledgeable of the banking and consumer finance industry. Has been with the Company for 44 years and is responsible for the accounting, audit and compliance and investment center operations of the Company. Significant experience in finance and related areas.

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

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationships	Business Experience

Ben F. Cheek, IV, 59 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 1, 2015.

Ben F. Cheek, III, 84 Chairman Emeritus Father of Ben F. Cheek, IV and Virginia C. Herring	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Effective January 1, 2015, assumed role of Vice Chairman of the Board.

Virginia C. Herring, 58 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV

Joined the Company on a full time basis in April 1988 as Developmental Officer. Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001. Effective January 1, 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

A.Roger Guimond, 66 Executive Vice President, Chief Financial Officer and Director No Family Relationship

Joined the Company in 1976 as an accountant and became Chief Accounting Officer in 1978, Chief Financial Officer in 1991 and Vice President in 1992. Was appointed Secretary in 1990 and Treasurer in 1992. Became Executive Vice President in 2001. Elected a Director in 2004.

Brian J. Gyomory, 53 Senior Vice President - Finance No Family Relationship

Joined the Company on December 2, 2019 as Senior Vice President of Finance. Prior thereto, was Vice President, Treasury & Capital Markets at Global Lending Services, LLC beginning June 6, 2016 and Vice President, Financial Planning & Analysis at Global Lending Services, LLC from March 2014 to June 2016.

EXECUTIVE OFFICERS (continued)
Name, Age, Position(s) and Family Relationships	Business Experience

Todd S. Manke, 52 Executive Vice President – Chief Risk Officer No Family Relationship

Joined the Company in August 2020 as Executive Vice President and Chief Risk Officer. Prior thereto, was Chief Risk Officer at American Credit Acceptance Corporation beginning in 2009. Prior to that, experiences include work for Capital One, Lincoln Financial and Corning, Inc.

Gary L. McQuain, 55 Executive Vice President – Chief Operating Officer No Family Relationship

Joined the Company in October 2019 as Senior Operations Vice President. Became Executive Vice President and Chief Operating Officer on May 1, 2020. Prior thereto, was President and CEO of Southern Management Corporation, a financial services company, form October 2017 to August 2019. Prior to that, served as a financial services professional at MidCountry Financial Corp., a financial services holding company, from January 2016 to October 2017, and President of Pioneer Services, a financial services company from January 2016 to October 2017.

Ronald F. Morrow, 73 Executive Vice President – Chief Operating Officer No Family Relationship

Joined the Company in 1970 as a Field Representative. Promoted to Manager in 1971, to Supervisor in 1976, to Area Vice President in 1996, to Operational Vice President in 2001 and to Senior Operations Vice President in 2016. Became Executive Vice President – Chief Operating Officer on July 17, 2017. Became Executive Vice President / Advisory Operations Business Partner on May 5, 2020. Retired January 1, 2021.

Karen S. O'Shields, 62 Executive Vice President – Chief Learning Officer No Family Relationship

Joined the Company in 2000 as Director of Training and Development. Became Executive Vice President – Strategic and Organization Development on January 1, 2006. Became Chief Learning Officer in November 2017.

Jeffrey R. Thompson, 63 Executive Vice President – Human Resources No Family Relationship	Joined the Company in 2015 as Project Manager. Became Vice President – Human Resources on May 1, 2019. Became Executive Vice President - Human Resources on May 1, 2020.

Charles E. Vercelli, Jr., 60 Executive Vice President – General Counsel No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Prior thereto, he provided legal services in his privately held law firm.

EXECUTIVE OFFICERS (continued)
Name, Age, Position(s) and Family Relationships	Business Experience

Daniel E. Clevenger, II, 47 Executive Vice President – Compliance No Family Relationship

Joined the Company in February 2015 as Executive Vice President - Compliance. Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation, a collateral recovery company, from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013. Served in private practice of law from 1998 to 2006.

Joseph A. Shaw, 50 Executive Vice President – Chief Information Officer No Family Relationship

Joined the Company in July 2017 as Chief Information Officer and became Executive Vice President and Chief Information Officer in January 208. Prior thereto, was a Technology Strategist for a Microsoft consulting a firm he founded in 2007.

Nancy M. Sherr, 52 Executive Vice President – Chief Marketing Officer No Family Relationship

Joined the Company in November 2017 as Executive Vice President and Chief Marketing Officer. Prior thereto, served as Vice President, Customer Relationships at Charter Communication, a telecommunications and mass media company, from December 2008 until joining 1st Franklin Financial Corporation.

Lynn E. Cox, 63 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business. Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions). The EMT, which consists of certain executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company. At December 31, 2020, the EMT consisted of Messrs. Cheek, III, Cheek IV, Guimond, Gyomory, Clevenger, Manke, McQuain, Shaw and Vercelli, and Ms. Herring, Ms. O’Shields and Ms. Sherr. For the foregoing reasons the Company has not historically engaged any independent compensation consultant to advise on compensation related matters.

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

Bonus Awards:

Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by Messrs. Cheek, III, Cheek IV, and Ms. Herring, who are also shareholders of the Company. The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards. As in prior years, in 2020 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus. In addition to this 4% bonus, Messrs. Cheek, III and Cheek, IV and Ms. Herring retain the discretion to award certain additional amounts. In 2020, Mr. Guimond was awarded an additional discretionary bonus in recognition of his continued significant contributions and service to the Company and its subsidiaries (for which he received no separate compensation during such period).

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family. As a result, the Company does not grant stock or other equity based awards. In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans. Consistently therewith, in the first quarter of 2020 the EMT approved the Company’s 2020 Bonus Plan (the “2020 Bonus Plan”). Mr. Cheek, III voluntarily elected not to participate in the 2020 Bonus Plan.

The 2020 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2020 Bonus Plan, at inception, a minimum pre-tax income requirement of $12.5 million was established as a baseline goal required to be achieved in order for any payouts to be made under such plan. The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income of the Company, plus the Company's projected accrued incentive bonus at December 31, 2020, multiplied by 50%. The EMT believed using a trailing three-year average metric would incent management to focus on long-term growth, and not be disproportionately focused on short-term results. The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2020 Bonus Plan were based on the achievement of personal and department goals and the performance evaluation. The bonus will be paid on an individual basis as a percentage of the participant’s annual salary. The plan allows for a bonus range of 0% to 65%.

In 2020, the Company surpassed the $12.5 million pre-tax threshold goal.

In accordance with discretion afforded to the EMT under the 2020 Bonus Plan, amounts paid to each executive officer, other than Mr. Cheek, III, varied within the payout range depending on personal performance milestones as determined by the EMT. The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

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

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives. The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers. In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2020, determined that these amounts were appropriate.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved. These amounts are included in the taxable income of the executive officers. In addition, the Company generally provides certain insurance benefits to its executive officers. This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority. In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits. In 2020, Messrs. Cheek, IV, Guimond and Morrow, Ms. Herring and Ms. O’Shields, received this benefit. In addition, during 2020, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

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

The Board of Directors:

Ben F. Cheek, IIIJerry L. Harrison, Jr.

Ben F. Cheek. IVJohn G. Sample, Jr.

Virginia C. HerringC. Dean Scarborough

A. Roger GuimondKeith D. Watson

James H. Harris, III

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, IV Chairman	2020 2019 2018	$321,384 $297,384 $297,384	$96,157 $95,855 $88,127	$114,965 $32,138 $-	$58,192 $123,757 $92,184	$590,698 $549,134 $477,694
Virginia C. Herring President and CEO	2020 2019 2018	$398,833 $383,000 $383,000	$247,667 $247,892 $238,771	$145,709 $57,450 $-	$66,425 $35,549 $49,428	$858,634 $723,891 $671,199
A. Roger Guimond Executive Vice President and Chief Financial Officer	2020 2019 2018	$465,500 $450,917 $402,359	$23,805 $33,449 $34,579	$170,065 $90,183 $219,180	$60,655 $74,715 $107,422	$720,025 $649,264 $763,540
Charles E. Vercelli, Jr. Executive Vice President and General Counsel	2020 2019 2018	$315,668 $319,140 $321,163	$15,341 $14,014 $13,717	$132,862 $70,068 $153,163	$56,179 $42,720 $30,726	$520,050 $445,942 $518,768
Ronald F. Morrow Executive Vice President and Advisory Operations Business Partner (4)	2020 2019 2018	$309,996 $307,497 $288,500	$22,847 $12,706 $11,946	$113,253 $61,499 $144,250	$7,926 $14,189 $13,556	$454,022 $395,891 $458,252

(1)For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2)For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3)All other compensation for executive officers for 2020 is detailed as follows:
(4)Effective May 1, 2020 stepped down as Chief Operating Officer and became Executive Vice President / Advisory Operations Business Partner. Retired effective January 1, 2021.

Name	Personal Use of Company Auto or Airplane	Travel Allowance and/or Travel Expense Reimb.	Insurance Premiums	Director Fees and/or Deferred Salary (a)	Company Contribution To Deferred Compensation Plan	Total

Ben F. Cheek, IV	$6,776	$600	$12,154	$35,000	$3,662	$58,192
Virginia C. Herring	$17,394	$600	$5,005	$35,000	$8,426	$66,425
A. Roger Guimond	$3,324	$600	$2,203	$35,000	$19,528	$60,655
Charles E. Vercelli, Jr.	$-	$-	$831	$48,000	$7,348	$56,179
Ronald F. Morrow	$1,472	$600	$1,403	$-	$4,451	$7,926

(a) Mr. Cheek, IV, a director of the Company, elected to receive his 2019 director fees as deferred compensation amounting to $35,000. Also, in 2019, Mr. Cheek, IV elected to defer $24,000 salary and Mr. Vercelli elected to defer $31,200 in salary. See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grant of Plan-Based Awards

In 2020, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2020 Bonus Plan. The following table sets forth certain information with respect to award eligibility and payments for the fiscal year ended December 31, 2020 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, IV	3/01/2020	$-	$104,450	$208,899
Virginia C. Herring	3/01/2020	$-	$129,621	$259,242
A. Roger Guimond	3/01/2020	$-	$151,288	$302,575
Charles E. Vercelli, Jr.	3/01/2020	$-	$118,192	$236,384
Ronald F. Morrow	3/01/2020	$-	$100,749	$201,497

(1)Represented estimated possible payouts under the 2020 Bonus Plan. The “Threshold” column reflects the payout which would have occurred if each performance goal as set out in the 2020 Bonus Plan was met, and payouts were made at the minimum level (0%) of salary. The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2020 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (32.5%). The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2020 Bonus Plan was met, and payouts were made at the maximum level (65.0%) of salary.

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

During 2020, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, IV	$35,000	$3,662	$18,025	$-	$703,081
Virginia C. Herring	$-	$8,426	$3,207	$-	$126,626
A. Roger Guimond	$-	$19,528	$25,938	$-	$975,722
Charles E. Vercelli, Jr.	$48,000	$7,348	$6,974	$-	$289,297
Ronald F. Morrow	$-	$4,451	$1,286	$-	$51,841

(2)Includes compensation of $35,000 for service as a member of the Company’s Board of Directors voluntarily deferred by Ben F. Cheek, IV. Also includes $48,000 in deferred salary by Mr. Vercelli. See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

(2)Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.

Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$--	$--	$--
Ben F. Cheek, IV	$35,000	$--	$35,000
A. Roger Guimond	$35,000	$--	$35,000
James H. Harris, III	$35,000	$--	$35,000
Jerry J. Harrison, Jr.	$35,000	$--	$35,000
Virginia C. Herring	$35,000	$--	$35,000
John G. Sample, Jr.	$40,000	$--	$40,000
C. Dean Scarborough	$35,000	$--	$35,000
Keith D. Watson	$35,000	$--	$35,000

In 2020, each member of the Board was entitled to receive $35,000 per year for service as a member of the Board of Directors, including service on any committee thereof. The Chairman of the Audit Committee was entitled to additional $5,000. Messrs. Cheek IV and Sample elected to receive their 2020 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).

Chief Executive Officer Compensation Ratio

For the 2020 fiscal year, the ratio of the annual total compensation of Ms. Virginia C. Herring, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 21 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below. In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.” For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2020 (the “Determination Date”).

CEO Compensation for purposes of this disclosure represents the total compensation reported for Mrs. Virginia C. Herring for 2020 under the “Total” column of the “Summary Compensation Table” for the 2020 fiscal year. For purposes of this disclosure, Median Annual Compensation was $40,160, and was calculated by totaling for our Median Employee all applicable elements of compensation for the 2020 fiscal year in accordance with Item 402(c)(2)(x) of Regulation S-K.

To identify the Median Employee, we first determined our employee population as of the Determination Date. We had 1,476 employees, representing all full-time and part-time employees. This number does not include any independent contractors, as permitted by the applicable SEC rules. We then measured compensation for the period beginning on January 1, 2020 and ending on December 31, 2020. This compensation measurement was calculated by totaling for each employee gross taxable earnings salary, bonus, sick pay, vacation pay and other compensation as shown in our payroll and human resources records for 2020.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2020. Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b)Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2020, by (i) Directors who were then serving in such capacity and executive officers of the Company named in the summary compensation table and (ii) all directors and executive officers of the Company as a group. Except as described below, each person has sole “beneficial” ownership of such shares.

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	574 Shares - Direct	.34%

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,405 Shares - Direct	4.40%
	Non-Voting Common Stock	37,898 Shares – Indirect (1)	22.52%

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,911 Shares - Direct	4.70%
	Non-Voting Common Stock	37,897 Shares – Indirect (1)	22.52%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

James H. Harris, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Jerry J. Harrison, Jr.	Voting Common Stock Non-Voting Common Stock	None None	None None
John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All directors and
executive officers	Voting Common Stock	1,288 Shares - Direct	75.76%
as a group	Non-Voting Common Stock	15,890 Shares - Direct	9.44%
(11 persons)	Non-Voting Common Stock	75,795 Shares- Indirect (1)	45.04%

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

Trustees	Trust for Benefit of	Number of Shares	%
David W. Cheek and Virginia C. Herring	Ben F. Cheek, IV	37,898	22.52%
David W. Cheek and Ben F. Cheek, IV	Virginia C. Herring	37,897	22.52%
Ben F. Cheek, IV and Virginia C. Herring	David W. Cheek	37,897	22.52%

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

The Company leases its home office building and print shop for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expire December 31, 2021. Effective July 1, 2017, the Company entered into a new lease with Franklin Enterprises, Inc. for rental of office space for its marketing department at a cost of $9,600 per year. This lease expires June 30, 2022. Messrs. Cheek, III and Cheek, IV, both directors and executive officers of the Company, and Ms. Herring, executive officer of the Company, own 66.67%, 11.11% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties. The aggregate dollar amount of all remaining periodic payments due during these lease terms is $165,600.

The Company leased its Clarkesville, Georgia branch office for a total of $5,400 per year from Cheek Investments, Inc. under a lease which expired June 30, 2020. Effective July 1, 2020 the lease was renewed for five years with a termination day of June 30, 2025. Messrs. Cheek, III and Cheek, IV and Ms. Herring, own .50%, 33.17% and 33.17%, respectively, of the shares of Cheek Investments, Inc. In Management’s opinion, the lease is at a rate and on terms which approximate those obtainable from independent third parties. The aggregate dollar amount of all remaining periodic payments due during the lease term is $24,300.

During 2017, Messrs. Cheek, III and Cheek, IV were both directors and executive officers of the Company. Effective January 1, 2015, Mr. Cheek, III transitioned to solely a director of the Company. At all relevant times, Ms. Herring has been an executive officer of the Company.

During 1998, the Company extended a loan was extended to a real estate development partnership of which David Cheek (the adult son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The loan was renewed effective July 20, 2020. The balance on this commercial loan (including principal and accrued interest) was $1,741,502 at December 31, 2020, which was also the maximum amount outstanding during the year. There were no principal or interest payments applied against this loan during 2020. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 4.25%. The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement. The life insurance policy insures A. Roger Guimond, Executive Vice President and Chief Financial Officer of the Company. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended, effectively making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $3,284 for interest accrued during 2020 was applied to the loan on December 31, 2020. No principal payments on this loan were made in 2020. The balance on this loan at December 31, 2020 was $434,550. This was the maximum amount outstanding during the year.

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

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2020 and 2019 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee. Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2020	2019
Services Provided:
Audit Fees (1)	$474,600	$527,999
Audit Related Fees (2)	26,900	27,700
Tax Fees (3)	117,068	159,415
Total	$626,236	$715,114

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2020 and 2019, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2020 and 2019 fiscal years.

(2)	Fees in connection with the audit of the Company’s 401(k) retirement plan.
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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a)(1)The following Report of Independent Registered Public Accounting Firm and financial statements are incorporated by reference herein from Exhibit 13 hereto:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2020 and 2019.

Consolidated Statements of Income for the three years ended December 31, 2020. Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2020.

Consolidated Statements of Cash Flows for the three years ended December 31, 2020.

Notes to Consolidated Financial Statements.

(2)Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2020 and 2019.

Condensed Statements of Income for the three years ended December 31, 2020.

Condensed Statements of Comprehensive Income for the three years ended

December 31, 2020.

Condensed Statements of Stockholders’ Equity for the three years ended

December 31, 2020.

Condensed Statements of Cash Flows for the three years ended December 31, 2020.

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

10.	(b)

First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 17, 2020, by and among the Company, Wells Fargo Bank, N.A., as agent for the lenders, and other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 19, 2020).

10.	(c)

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 25, 2021, by and among the Company, Wells Fargo Bank, N.A., as Agent for the lenders, and other financial institutions from time to time party thereto.

(d) Director Compensation Summary Term Sheet. *
(e) Form of the Company’s 2021 Executive Bonus Plan. *

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

Item 16.   FORM 10-K SUMMARY:

NONE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 30, 2021	By: /s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV		March 30, 2021
(Ben F. Cheek, IV)	Chairman of Board

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Chairman Emeritus	March 30, 2021

/s/ Virginia C. Herring
(Virginia C. Herring)	Director, President and Chief Executive Officer	March 30, 2021
/s/ A. Roger Guimond
(A. Roger Guimond)	Executive Vice President;	March 30, 2021
Principal Financial Officer;
Principal Accounting Officer; Director

/s/ James H. Harris, III
(James H. Harris, III)	Director	March 30, 2021

/s/ Jerry J. Harrison, Jr.
(Jerry J. Harrison, Jr.)	Director	March 30, 2021

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 30, 2021

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 30, 2021

/s/ Keith D. Watson
(Keith D. Watson)	Director	March 30, 2021

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2020, which is filed as Exhibit 13 hereto. Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of 1st Franklin Financial Corporation

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and have issued our report thereon dated March 30, 2021; such consolidated financial statements and report are included in your 2020 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 30, 2021

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2020 AND 2019

ASSETS
		2020	2019
	CASH AND CASH EQUIVALENTS:
	Cash and Due from Banks	$5,047,453	$3,126,883
	Short-term Investments	1,777,957	1,649,481
		6,825,410	4,776,364

	RESTRICTED CASH	910,575	849,592

	LOANS:
	Direct Cash Loans	777,568,737	737,254,501
	Real Estate Loans	39,960,390	37,255,330
	Sales Finance Contracts	103,258,326	70,019,005
		920,787,453	844,528,836

Less:	Unearned Finance Charges	132,703,130	118,748,137
	Unearned Insurance Commissions	25,660,690	24,446,104
	Allowance for Credit Losses	66,327,674	53,000,000
		696,095,959	648,334,595

	INVESTMENTS IN SUBSIDIARIES	247,466,895	226,759,199

	INVESTMENT SECURITIES:
	Available for Sale, at fair market value	391,113	445,325

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	Less accumulated depreciation and amortization
	of $42,477,600 and $38,180,121 in 2020 and 2019, respectively	13,577,945	15,410,942
	Miscellaneous	41,476,031	36,721,259
		55,053,976	52,132,201

	TOTAL ASSETS	$1,006,743,928	$933,297,276

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2020 AND 2019

LIABILITIES AND STOCKHOLDERS' EQUITY

	2020	2019
SENIOR DEBT:
Notes Payable to Banks	$118,900,000	$111,350,000
Senior Demand Notes, including accrued interest	86,622,503	76,249,795
Commercial Paper	432,273,538	403,491,300
	637,796,041	591,091,095

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	60,433,160	51,705,041

SUBORDINATED DEBT	30,075,399	29,005,024

Total Liabilities	728,304,600	671,801,160

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2020 and 2019	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2020 and 2019	--	--
Accumulated Other Comprehensive Income	13,266,927	9,614,846
Retained Earnings	265,002,401	251,711,270
Total Stockholders' Equity	278,439,328	240,496,116

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,006,743,928	$933,297,276

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
INTEREST INCOME:
Finance Charges	$213,087,060	$200,577,584	$172,804,055
Investment Income	21,732	22,439	228,422
	213,108,792	200,600,023	173,032,477

INTEREST EXPENSE:
Senior Debt	20,748,957	18,859,410	12,993,358
Subordinated Debt	922,083	849,174	888,482
	21,671,040	19,708,584	13,881,840

NET INTEREST INCOME	191,437,752	180,891,439	159,150,637

PROVISION FOR CREDIT LOSSES	56,689,484	59,695,888	39,207,197

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	134,748,268	121,195,551	119,943,440

NET INSURANCE INCOME	19,663,742	19,498,208	17,632,828

OTHER REVENUE	5,527,562	6,154,716	5,840,236

OPERATING EXPENSES:
Personnel Expense	99,684,473	93,820,162	91,585,822
Occupancy Expense	17,568,423	18,167,252	17,250,698
Other Expense	43,592,038	40,305,817	34,192,905
	160,844,934	152,293,231	143,029,425

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(905,362)	(5,444,756)	387,079

PROVISION FOR INCOME TAXES	205,779	126,466	--

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	17,001,403	18,919,595	16,953,852

NET INCOME	$15,890,262	$13,348,373	$17,340,931

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
Net Income	$15,890,262	$13,348,373	$17,340,931

Other Comprehensive Income (Loss):
Net changes related to available-for-sale Securities:
Unrealized gains (losses)	4,658,116	12,972,947	(6,903,069)
Income tax (provision) benefit	(989,588)	(2,696,204)	1,415,964
Net unrealized gains (losses)	3,668,528	10,276,743	(5,487,105)

Less reclassification of gains to net income	16,447	269,918	293,029

Total Other Comprehensive Income (Loss)	3,652,081	10,006,825	(5,780,134)

Total Comprehensive Income	$19,542,343	$23,355,198	$11,560,797

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2017	170,000	$ 170,000	$ 227,329,870	$ 4,596,132	$ 232,096,002

Comprehensive Income:
Net Income for 2018	—	—	17,340,931	—
Other Comprehensive Income	—	—	—	(5,780,134)
Total Comprehensive Income	—	—	—	—	11,560,792
Adjustment Resulting from the
Adoption of Accounting Standard
(See Note 1 in Annual Report)	—	—	(792,023)	792,023
Cash Distributions Paid	—		(2,796,641)	—	(2,793,641)

Balance at December 31, 2018	170,000	170,000	241,082,137	(391,979)	240,860,158

Comprehensive Income:
Net Income for 2019	—	—	13,348,373	—
Other Comprehensive Loss	—	—	—	10,006,825
Total Comprehensive Loss	—	—	—	—	23,355,198
Cash Distributions Paid	—	—	(2,719,240)	—	(2,719,240)

Balance at December 31, 2019	170,000	170,000	251,711,270	9,614,846	261,496,116

Comprehensive Income:
Net Income for 2020	—	—	15,890,262	—
Other Comprehensive Income	—	—	—	3,652,081
Total Comprehensive Income	—	—	—	—	19,542,343
Cumulative Change in Accounting
Principal (Note 1)	—	—	(2,158,161)	—	(2,158,161)
Cash Distributions Paid	—	—	(440,970)	—	(440,970)

Balance at December 31, 2020	170,000	$ 170,000	$ 265,002,401	$ 13,266,927	$ 278,439,328

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT 1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,890,262	$13,348,373	$17,340,931
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	56,689,484	59,695,888	39,207,197
Depreciation and amortization	4,837,876	4,906,380	4,631,106
Equity in undistributed earnings of subsidiaries	(17,001,403)	(18,919,595)	(16,953,852)
Gain on sale of marketable securities and
equipment and premium amortization on securities	(50,194)	(53,786)	(295,104)
(Increase) decrease in miscellaneous assets	(4,754,772)	(1,416,265)	1,496,972
Increase (decrease) in other liabilities	8,728,119	(2,011,372)	(68,570)
Net Cash Provided	64,339,372	55,549,623	45,358,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(516,978,375)	(540,426,634)	(510,440,178)
Loan payments	410,369,366	403,271,166	367,835,544
Purchases of securities, available for sale	-	-	(158,416)
Sales of securities, available for sale	-	-	10,653,552
Capital expenditures	(3,022,147)	(5,047,495)	(4,489,551)
Proceeds from sale of equipment	67,462	132,478	94,020
Net Cash Used	(109,563,694)	(142,070,485)	(136,505,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Senior Demand Notes	10,372,708	2,910,714	1,520,425
Advances on credit line	193,849,330	189,428,300	79,445,656
Payments on credit line	(186,299,330)	(131,258,300)	(26,265,656)
Commercial paper issued	139,155,810	76,624,561	63,064,642
Commercial paper redeemed	(110,373,572)	(46,936,830)	(44,173,634)
Subordinated debt issued	6,916,788	6,677,992	5,703,527
Subordinated debt redeemed	(5,846,413)	(7,943,418)	(8,920,980)
Dividends / distributions paid	(440,970)	(2,719,240)	(2,796,641)
Net Cash Provided	47,334,351	86,783,779	67,577,339

NET INCREASE (DECREASE) IN CASH
CASH EQUIVALENTS AND RESTRICTED CASH	2,110,029	262,917	(23,569,010)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	5,625,956	5,363,039	28,932,049

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$7,735,985	$5,625,956	$5,363,039

Cash paid during the year for:
Interest	$21,119,661	$19,156,155	$13,626,034
Income Taxes	126,629	189,023	-
Lease Assets and Associated Liabilities	-	29,781,213	-