Form 10-K
period 2021-12-31
1st FRANKLIN FINANCIAL CORP
filed 2022-03-31
CIK 38723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

------------------------------

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large Accelerated Filer __     Accelerated Filer __     Non-Accelerated Filer  X

Smaller Reporting Company ☐   Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of it internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐ No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No   X

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

DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2021, included as Exhibit 13 hereto, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I

Item 1.BUSINESS:

The information under the headings “The Company”, page 2 and “Business”, pages 4-10, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2021 (the “Annual Report”) are incorporated herein by reference.

Item 1A.RISK FACTORS:

You should carefully consider the risks described below, as well as the other risks and information disclosed from time to time by 1st Franklin, before deciding whether to invest in the Company.  Additional risks and uncertainties not described below, not presently known to us or that we currently do not consider to be material, could also adversely affect us. If any of the situations described in the following risk factors actually occur, our business, financial condition or results of operations could be materially adversely affected.  In any of these events, an investor may lose part or all of his or her investment.

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

Item 1B.UNRESOLVED STAFF COMMENTS:

Not Applicable.

Item 2.PROPERTIES:

Paragraph 1 of “The Company”, page 2; paragraph 1 (and the accompanying table) of Footnote 8 (Leases) of the Notes to Consolidated Financial Statements, pages 42-43; and the 1st Franklin Financial Corporation Branch Offices directory of branch offices, pages 53-54 of the Annual Report are incorporated herein by reference.

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

Not Applicable.

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:

"Sources of Funds and Common Stock Matters", page 10 of the Annual Report is incorporated herein by reference.

Item 6.[Reserved]

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS:

"Management’s Discussion and Analysis of Financial Condition and Results of Operations", pages 12-20 of the Annual Report is incorporated herein by reference.  This section generally discusses 2021 and 2020 operating results and year-to-year comparisons between 2021 and 2020.  Discussion of 2019 operating results and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 30, 2021.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

"Quantitative and Qualitative Disclosures About Market Risk”, page 16 of the Annual Report is incorporated herein by reference.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

"Report of Independent Registered Public Accounting Firm" and the Company’s Consolidated Financial Statements and Notes thereto, pages 21-49 of the Annual Report are incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2021.  Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 15d-15(e) of the Exchange Act were effective at December 31, 2021.

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this evaluation, Management believes that the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), was effective as of December 31, 2021.

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

Item 9B.OTHER INFORMATION:

Not Applicable.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS:

Not Applicable.

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

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

			Position(s)
Name of Director	Age	Director Since	with Company

Ben F. Cheek, III (3)(4)(5)	85	1967	Chairman Emeritus

Ben F. Cheek, IV (3)(4)(5)	60	2001	Chairman of the Board

Virginia C. Herring (3)(4)(5)	58	2020	President / Chief Executive Officer

A. Roger Guimond (2)(5)	67	2004	None

James H. Harris, III (1)(2)(5)	68	2014	None

Jerry J. Harrison, Jr. (1)(2)(5)	59	2020	None

John G. Sample, Jr. (1)(2)(5)	65	2004	None

C. Dean Scarborough (1)(2)(5)	67	2004	None

Keith D. Watson (1)(2)(5)	64	2004	None

(1)Member of Audit Committee.

(2)Mr. Guimond is the retired EVP and Chief Financial Officer of 1st Franklin Financial Corporation where he served for more than 45 years. Mr. Harris, III is the retired owner of Unichem Technologies, Inc., a specialty chemicals company which he founded over 20 years ago. Mr. Harris, III is also former owner of Moonrise Distillery, a producer of spirits, which he formed and owned beginning in 2012. Mr. Harrison, Jr. is the Chief Operating Officer at Crider Foods since 2020. Previously Mr. Harrison, Jr. was the Chief Executive Officer at Five Stand Capital, a private equity firm, since 2007. Mr. Sample is the retired Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, where he served from 2002 through July 31, 2017. Mr. Scarborough is a retired retail business owner. Mr. Watson is Chairman of the Board of Bowen & Watson, Inc., a general contracting company. Mr. Watson has been with Bowen & Watson since 1980.

(3)Reference is made to “Executive Officers” for a discussion of business experience.

(4)Mr. Ben F. Cheek, III and IV are father and son. Mr. Ben F. Cheek, III and Ms. Virginia C. Herring and father and daughter. Mr. Ben F. Cheek, IV and Ms. Virginia C. Herring are brother and sister.

(5)The term of office of each director continues until the next annual meeting of shareholders of the Company and a successor to such director is elected and qualified.

There was no, nor is there presently any, arrangement or understanding between any director and any other person (except directors and officers of the registrant acting solely in their capacities as such) pursuant to which the director was selected.

1st Franklin Financial Corporation is a family controlled company, with Mr. Ben F. Cheek, III‘s family directly or indirectly owning all of the Company's stock.  Mr. Cheek, III, who has significant knowledge of all aspects of the Company's business and operations, served as Chairman and Chief Executive Officer through 2014.  Effective January 1, 2015, Mr. Cheek, III transitioned to the role of Vice Chairman and Ben F. Cheek, IV, who previously served as Vice Chairman and has been with the Company since 1988 in roles of increasing responsibility, was appointed Chairman of the Board.  At that time, Mrs. Virginia C. Herring,  the Company’s President, took on the additional role of Chief Executive Officer.  In light of the additional responsibilities assumed by Mr. Cheek, IV and Ms. Herring, and in order to allow them to each focus on the significant responsibilities contained within these new roles, the Board determined at that time that it was appropriate to separate the roles of Chairman and Chief Executive Officer.  Given the separation of the Chairman and Chief Executive Officer roles, relatively low historical turnover of members of the Board of Directors and the strong working relationship between such members, the Board has determined there is not a need to appoint a lead independent director.  The Board continues to believe that such determination is in the best interests of the Company.  During 2020, Mr. Cheek, III transitioned to Chairman Emeritus.

The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Management Team (the “EMT”).  Individuals comprising the EMT are as follows:  Messrs. Cheek, IV, Clevenger II, Gyomory, Manke, McQuain, Shaw, Scarpitti, Thompson, Vercelli and Ms. Herring.  The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks.  In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees.  The Audit Committee has specific responsibility for oversight of risks associated with financial accounting, reporting and audits, as well as internal control over financial reporting.  The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company.  Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EMT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporate governance, the Board of Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors.  For this purpose, the Board has adopted and considers the independence requirements for companies whose securities are listed for trading on the NASDAQ Stock Market.  The Board has determined that a majority of the members of the Board of Directors, specifically Messrs. Harris, Harrison, Sample, Scarborough, and Watson, are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Listing Rules).  In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Ben F. Cheek, III

Retired executive officer of the Company.  Previously served as director of a Habersham Bancorp.  Has legal background as an attorney.  Has 61 years experience with the Company.  Has previously served as board member of various consumer industry associations.  He has served as director of the Company for 54 years.

Ben F. Cheek, IV

Executive officer of the Company.  Highly knowledgeable of the banking and consumer finance industry.  Has been with the Company for 33 years.  Currently serves on two of the industry’s state association boards and has previously served as a board member of our industry’s national association.

Virginia C. Herring	Executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Has been with the Company for 33 years.

A. Roger Guimond

Retired executive officer of the Company.  Highly knowledgeable of the banking and consumer finance industry.  Had been with the Company for more than 45 years. Significant experience in finance and related areas.

James H. Harris, III

Independent director.  Has significant executive experience in small to mid-size companies and currently maintains executive position, with responsibility for finance and other matters, which provides him significant knowledge to function as an effective member of our Audit Committee.

Jerry J. Harrison, Jr.	Independent director. Extensive experience in private equity and technology services industry. Has a law degree and significant financial and technology related experience.

Director	Summary of Qualifications
John G. Sample, Jr.

Independent director.  Extensive knowledge of accounting and reporting standards.  Prior experience as an audit partner in an international public accounting firm.  Experience and knowledge of the insurance industry through prior executive management positions at operating companies.  Serves as board member and Chairman of the Audit Committee at Capital City Bank Group, Inc. (a Tallahassee, Florida bank holding company).  Has served as director of the Company for 17 years and is the Company’s Audit Committee Chairman.

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

EXECUTIVE OFFICERS

Name, Age, Position(s)
and Family Relationships	Business Experience

Ben F. Cheek, IV, 60 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 2015.

Ben F. Cheek, III, 85 Chairman Emeritus Father of Ben F. Cheek, IV and Virginia C. Herring

Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989.   Effective January 2015, assumed role of Vice Chairman of the Board.  During 2020, Mr. Cheek, III transitioned to Chairman Emeritus.

Virginia C. Herring, 58 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV

Joined the Company on a full time basis in 1988 as Developmental Officer.  Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001.  Effective January 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

Brian J. Gyomory, 54 Executive Vice President, Chief Financial Officer No Family Relationship

Joined the Company in December 2019 as Senior Vice President of Finance. Became Executive Vice President and Chief Financial Officer in April 2021.  Prior thereto, was Vice President, Finance at Global Lending Services, LLC beginning 2012.

EXECUTIVE OFFICERS (continued)
Name, Age, Position(s) and Family Relationships	Business Experience
Todd S. Manke, 53 Executive Vice President – Chief Risk Officer No Family Relationship

Joined the Company in August 2020 as Executive Vice President and Chief Risk Officer.  Prior thereto, was Chief Risk Officer at American Credit Acceptance Corporation beginning in 2009.  Prior to that, experiences include work for Capital One, Lincoln Financial and Corning, Inc.

Gary L. McQuain, 56 Executive Vice President – Chief Operating Officer No Family Relationship

Joined the Company in October 2019 as Senior Operations Vice President.  Became Executive Vice President and Chief Operating Officer in May 2020.  Prior thereto, was President and CEO of Southern Management Corporation, a financial services company, from October 2017 to August 2019.  Prior to that, served as a financial services professional at MidCountry Financial Corp., a financial services holding company, from January 2016 to October 2017, and President of Pioneer Services, a financial services company from January 2016 to October 2017.

Jeffrey R. Thompson, 64 Executive Vice President – Human Resources No Family Relationship	Joined the Company in 2015 as Project Manager. Became Vice President – Human Resources in May 2019. Became Executive Vice President - Human Resources in May 2020.

Mark J. Scarpitti, 49 Executive Vice President – General Counsel No Family Relationship	Joined the Company in November 2015 as Vice President – Deputy General Counsel. Became Executive Vice President – General Counsel in August 2021.

Charles E. Vercelli, Jr., 61 Executive Vice President – Government Affairs No Family Relationship

Joined the Company in 2008 as Executive Vice President – General Counsel.  Became Executive Vice President – Government Affairs in 2021.  Prior thereto, he provided legal services in his privately held law firm.

Daniel E. Clevenger, II, 48 Executive Vice President – Compliance No Family Relationship

Joined the Company in February 2015 as Executive Vice President - Compliance.  Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation, a collateral recovery company, from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013.  Served in private practice of law from 1998 to 2006.

EXECUTIVE OFFICERS (continued)
Name, Age, Position(s) and Family Relationships	Business Experience
Joseph A. Shaw, 51 Executive Vice President – Chief Information Officer No Family Relationship

Joined the Company in July 2017 as Chief Information Officer and became Executive Vice President and Chief Information Officer in January 2018.  Prior thereto, he was a Technology Strategist for a Microsoft consulting firm he founded in 2007.

Lynn E. Cox, 64 Vice President - Secretary / Treasurer No Family Relationship	Joined the Company in 1983 and became Secretary in 1990. Appointed Treasurer in 2002. Became Area Vice President and Secretary in 2001. Promoted to Vice President in 2005.

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

Item 11.EXECUTIVE COMPENSATION:

Compensation Discussion and Analysis

Overall Philosophy:

The overall financial objective of the Company is to achieve or exceed specific annual and long-term strategic goals set by the Executive Management Team (described below, the “EMT”), from time to time, while maintaining a healthy and stable financial position.  It is part of the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the motivation to achieve, and achievement of, these goals and is designed to attract and retain top executives, and to incentivize and reward the executive officers for their efforts and successes, while properly balancing the encouragement of risk-taking behavior.

Role of Executive Officers in Compensation Decisions:

The Company is a family-owned business.  Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions).  The EMT, which consists of certain executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Mr.Cheek IV, and Ms. Herring, who are shareholders of the Company and Mr. Cheek, III, retired executive officer.  At December 31, 2021, the EMT consisted of Messrs. Cheek IV, Guimond, Gyomory, Clevenger, Manke, McQuain, Scarpitti, Shaw and Vercelli, Ms. Herring, and Ms. O’Shields.  For the foregoing reasons the Company has not historically engaged any independent compensation consultant to advise on compensation related matters.

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

Bonus Awards:

Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EMT and approved by Mr. Cheek IV, Ms. Herring, who are shareholders of the Company.  The EMT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards.  As in prior years, in 2021 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus.   In addition to this 4% bonus, Mr. Cheek, IV and Ms. Herring retain the discretion to award certain additional amounts.

Non-Equity Incentive Compensation:

As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Mr. Cheek, III, and his family.  As a result, the Company does not grant stock or other equity based awards.  In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EMT has, historically, adopted annual incentive compensation plans.  Consistently therewith, in the first quarter of 2021 the EMT approved the Company’s 2021 Executive Bonus Plan (the “2021 Bonus Plan”).  Mr. Cheek, III voluntarily elected not to participate in the 2021 Bonus Plan.

The 2021 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2021 Bonus Plan, at inception, a minimum pre-tax income requirement of $14.6 million was established as a threshold goal required to be achieved in order for any payouts to be made under such plan.  The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income of the Company, plus the Company's projected accrued incentive bonus at December 31, 2020, multiplied by 50%.  The EMT believed using a trailing three-year average metric would incent management to focus on long-term growth, and not be disproportionately focused on short-term results.  The EMT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EMT believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2021 Bonus Plan were based on the achievement of personal and department goals and the performance evaluation.  The bonus will be paid on an individual basis as a percentage of the participant’s annual salary.  The plan allows for a bonus range of 0% to 65%.

In 2021, the Company surpassed the $14.6 million pre-tax threshold goal.

In accordance with discretion afforded to the EMT under the 2021 Bonus Plan, amounts paid to each executive officer, other than Mr. Cheek, III, varied within the payout range depending on personal performance milestones and department goals as determined by the EMT.  The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.

Deferred Compensation:

The Company offers all eligible employees, including executive officers, the opportunity to participate in a Company-sponsored deferred compensation plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company “matches” employee contributions of up to 6% of their salary, using the following formula: 100% of the first 1% and 70% of the next 5% of salary deferred.

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

Perquisites and Other Compensation:

The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives.  The EMT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers.  In conducting this review, the EMT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2021, determined that these amounts were appropriate.

The Company’s executive officers are provided the use of Company-owned automobiles and granted a travel allowance to cover certain costs of business-related travel when an overnight stay is not required and the Company’s travel expense policy is not otherwise involved.  These amounts are included in the taxable income of the executive officers.  In addition, the Company generally provides certain insurance benefits to its executive officers.  This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority.  In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits.  In 2021, Messrs. Cheek, IV, Guimond (retired effective December 31, 2021) and Morrow (retired effective January 1, 2021), Ms. Herring and Ms. O’Shields (retired effective December 31, 2021), received this benefit.  In addition, during 2021, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.

These amounts for each named executive officer are reflected in the Summary Compensation Table and related notes below.

Employment Agreements and Change in Control Arrangements:

The Company does not enter into employment agreements with its executive officers.  Given the nature of its business, and the fact that the Company is a family owned business whose stock is not publicly traded, the Company has not had significant turnover among its senior management, and has determined that it is not necessary to enter into such agreements with its executives.

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

The Board of Directors:

Ben F. Cheek, IIIJerry L. Harrison, Jr.

Ben F. Cheek. IVJohn G. Sample, Jr.

Virginia C. HerringC. Dean Scarborough

A. Roger GuimondKeith D. Watson

James H. Harris, III

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Ben F. Cheek, IV Chairman	2021 2020 2019	$321,384 $321,384 $297,384	$95,301 $96,157 $95,855	$208,899 $114,965 $32,138	$59,602 $58,192 $123,757	$685,186 $590,698 $549,134
Virginia C. Herring President and CEO	2021 2020 2019	$402,000 $398,833 $383,000	$251,477 $247,667 $247,892	$261,300 $145,709 $57,450	$99,484 $66,425 $35,549	$1,014,261 $ 858,634 $723,891
A. Roger Guimond Executive Vice President of Finance and Investor Relations (4)	2021 2020 2019	$491,741 $465,500 $450,917	$38,313 $23,805 $33,449	$319,632 $170,065 $90,183	$74,306 $60,655 $74,715	$923,992 $720,025 $649,264
Brian J. Gyomory Executive Vice President and Chief Financial Officer	2021 2020 2019	$ 265,500 $ - $ -	$ 11,053 $ - $ -	$172,575 $- $ -	$3,609 $ - $ -	$452,737 $- $-
Gary L. McQuain Executive Vice President and Chief Operating Officer	2021 2020 2019	$398,750 $366,667 $-	$16,051 $14,667 $-	$259,188 $133,957 $-	$21,726 $17,188 $-	$695,715 $532,479 $-
Charles E. Vercelli, Jr. Executive Vice President of Government and Regulatory Affairs	2021 2020 2019	$315,500 $315,668 $319,140	$15,020 $15,341 $14,014	$244,075 $132,862 $70,068	$71,333 $56,179 $42,720	$645,928 $520,050 $445,942

(1)For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2)For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3)All other compensation for the Company’s named executive officers for 2021 is detailed as follows:
(4)Title changed from Executive Vice President and Chief Financial Officer to Executive Vice President of Finance and Investor Relations effective April 2021.

All Other Compensation
Name	Personal Use of Company Auto or Airplane	Travel Allowance and/or Travel Expense Reimb.	Insurance Premiums	Director Fees and/or Deferred Salary (a)	Company Contribution To Deferred Compensation Plan	Total

Ben F. Cheek, IV	$5,425	$-	$12,013	$35,000	$7,164	$59,602
Virginia C. Herring	$46,857	$-	$5,306	$35,000	$12,321	$99,484
A. Roger Guimond	$11,563	$-	$2,301	$35,000	$25,442	$74,306
Brian J. Gyomory	$-	$-	$819	$-	$2,790	$3,609
Gary L. McQuain	$9,267	$-	$819	$-	$11,640	$21,726
Charles E. Vercelli, Jr.	$-	$-	$831	$60,000	$10,502	$71,333

(a)  Mr. Vercelli elected to defer $60,000 in salary in 2021.  See “Executive Nonqualified Deferred Compensation Plan” and “Director Fees” below.

Grants of Plan-Based Awards

In 2021, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2021 Bonus Plan.  The following table sets forth certain information with respect to award eligibility and payments for the fiscal year ended December 31, 2021 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, IV	3/01/2021	$-	$104,450	$208,899
Virginia C. Herring	3/01/2021	$-	$130,651	$259,242
A. Roger Guimond	3/01/2021	$-	$159,816	$319,632
Brian J. Gyomory	3/01/2021	$-	$ 86,288	$172,575
Gary L. McQuain	3/01/2021	$-	$129,594	$259,188
Charles E. Vercelli, Jr.	3/01/2021	$-	$122,038	$244,075

(1)Represented estimated possible payouts under the 2021 Bonus Plan.  The “Threshold” column reflects the payout which would have occurred if each performance goal as set out in the 2021 Bonus Plan was met, and payouts were made at the minimum level (0%) of salary.  The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2021 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (32.5%).  The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2021 Bonus Plan was met, and payouts were made at the maximum level (65.0%) of salary.

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

During 2021, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.

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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, IV	$-	$7,164	$18,025	$-	$ 703,081
Virginia C. Herring	$-	$12,321	$3,207	$-	$ 142,154
A. Roger Guimond	$-	$25,442	$25,938	$-	$ 1,027,102
Brian J. Gyomory	$-	$2,790	$-	$-	$ -

Nonqualified Deferred Compensation Table (continued)
Name	Executive Contributions In Last Fiscal Year (1)	Registrant Contributions In Last Fiscal Year (2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Gary L. McQuain	$-	$11,640	$-	$-	$16,673
Charles E. Vercelli, Jr.	$60,000	$10,502	$6,974	$-	$366,773

(1)Includes $60,000 in deferred salary by Mr. Vercelli.  See the “All Other Compensation” portion of the “Summary Compensation Table” above, and “Director Compensation” below.

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

In 2021, each member of the Board was entitled to receive $35,000 per year for service as a member of the Board of Directors, including service on any committee thereof. The Chairman of the Audit Committee was entitled to additional $5,000.  Messrs. Cheek IV and Sample elected to receive their 2021 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).

Chief Executive Officer Compensation Ratio

For the 2021 fiscal year, the ratio of the annual total compensation of Ms. Virginia C. Herring, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 23 to 1.  This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.  In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.”  For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2021 (the “Determination Date”).

CEO Compensation for purposes of this disclosure represents the total compensation reported for Ms. Virginia C. Herring for 2021 under the “Total” column of the “Summary Compensation Table” for the 2021 fiscal year.  For purposes of this disclosure, Median Annual Compensation was $44,009, and was calculated by totaling for our Median Employee all applicable elements of compensation for the 2021 fiscal year in accordance with Item 402(c)(2)(x) of Regulation S-K.

To identify the Median Employee, we first determined our employee population as of the Determination Date.  We had 1,442 employees, representing all full-time and part-time employees.  This number does not include any independent contractors, as permitted by the applicable SEC rules.  We then measured compensation for the period beginning on January 1, 2021 and ending on December 31, 2021.  This compensation measurement was calculated by totaling for each employee gross taxable earnings salary, bonus, sick pay, vacation pay and other compensation as shown in our payroll and human resources records for 2021.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS:

(a)Security Ownership of Certain Beneficial Owners:

Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2021.  Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of		Amount and Nature of	Percent of
Beneficial Owner	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024

(b)Security Ownership of Management:

Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2021, by (i) Directors who were then serving in such capacity and executive officers of the Company named in the summary compensation table and (ii) all directors and executive officers of the Company as a group.  Except as described below, each person has sole “beneficial” ownership of such shares.

		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,405 Shares - Direct	4.40%
	Non-Voting Common Stock	38,089 Shares – Indirect (1)	22.63%

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,911 Shares - Direct	4.70%
	Non-Voting Common Stock	38,088 Shares – Indirect (1)	22.63%

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Security Ownership of Management (continued):
		Amount and Nature of	Percent of
Name	Title of Class	Beneficial Ownership	Class

Brian J. Gyomory	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

James H. Harris, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Jerry J. Harrison, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None
All directors and
executive officers	Voting Common Stock	1,288 Shares - Direct	75.76%
as a group	Non-Voting Common Stock	15,316 Shares - Direct	9.10%
(11 persons)	Non-Voting Common Stock	76,177 Shares- Indirect (1)	45.26%

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

Trustees	Trust for Benefit of	Number of Shares	%
David W. Cheek and Virginia C. Herring	Ben F. Cheek, IV	38,089	22.63%
David W. Cheek and Ben F. Cheek, IV	Virginia C. Herring	38,088	22.63%
Ben F. Cheek, IV and Virginia C. Herring	David W. Cheek	38,089	22.63%

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

The Company leases its home office building and print shop for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expired December 31, 2021.  The Company continues to make monthly rent payments to Franklin Enterprises, Inc. while renewal of the lease is being negotiated.  Effective July 1, 2017, the Company entered into a lease with Franklin

Enterprises, Inc. for rental of office space for its marketing department at a cost of $9,600 per year.  This lease expires June 30, 2022.  Messrs. Cheek, III and Cheek, IV, both directors and executive officers of the Company, and Ms. Herring, executive officer of the Company, own 66.67%, 11.11% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties.  The aggregate dollar amount of all remaining periodic payments due during these lease terms is $4,800.

The Company leased its Clarkesville, Georgia branch office for a total of $5,400 per year from Cheek Investments, Inc. In July of 2021 the lease was terminated when the Company purchased the land and building from Cheek Investments, Inc.  Messrs. Cheek, III and Cheek, IV and Ms. Herring, own .50%, 33.17% and 33.17%, respectively, of the shares of Cheek Investments, Inc.

During 1998, the Company extended a loan was extended to a real estate development partnership of which David Cheek (the adult son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner.  The loan was renewed effective July 20, 2021.  The balance on this commercial loan (including principal and accrued interest) was $1,841,381 at December 31, 2021, which was also the maximum amount outstanding during the year.  There were no principal or interest payments applied against this loan during 2021.  The loan is a variable-rate loan with the interest based on the prime rate plus 1%.  Interest is currently computed at an annual rate of 4.25%.  The interest rate adjusts whenever the prime rate changes.

Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement.  The life insurance policy insures A. Roger Guimond, retired executive officer of the Company.  As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended, effectively making the premium payments a loan to the Trust.  The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate.  A payment of $3,960 for interest accrued during 2021 was applied to the loan on December 31, 2021.   No principal payments on this loan were made in 2021.  The balance on this loan at December 31, 2021 was $434,550.  This was the maximum amount outstanding during the year.

In accordance with the provisions of the written charter of the Audit Committee of the Board of Directors, the Audit Committee approves all related party transactions that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence:

See Part III, Item 10.  Directors, Executive Officers and Corporate Governance, of this Annual Report on Form 10-K for a discussion on director independence matters, which discussion is incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES:

The Company was billed for professional services provided during fiscal years 2021 and 2020 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee.  Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee	Fee
	Amount	Amount
	2021	2020
Services Provided:
Audit Fees (1)	$ 361,900	$ 474,600
Audit Related Fees (2)	27,150	26,900
Tax Fees (3)	132,394	117,068
All Other Fees	-	-
Total	$ 521,444	$ 626,236

(1)

Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2021 and 2020, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2021 and 2020 fiscal years.

(2)	Fees in connection with the audit of the Company’s 401(k) retirement plan.
(3)

Fees billed by Deloitte Tax LLP for professional services rendered for tax compliance, tax advice and tax planning.  The services included the preparation of the Company’s and its subsidiaries’ tax returns.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a)(1)The following Report of Independent Registered Public Accounting Firm and financial statements are incorporated by reference herein from Exhibit 13 hereto:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Position at December 31, 2021 and 2020.

Consolidated Statements of Income for the three years ended December 31, 2021. Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021.

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2021.

Consolidated Statements of Cash Flows for the three years ended December 31, 2021.

Notes to Consolidated Financial Statements.

(2)Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm.

Condensed Statements of Financial Position at December 31, 2021 and 2020.

Condensed Statements of Income for the three years ended December 31, 2021.

Condensed Statements of Comprehensive Income for the three years ended

December 31, 2021.

Condensed Statements of Stockholders’ Equity for the three years ended

December 31, 2021.

Condensed Statements of Cash Flows for the three years ended December 31, 2021.

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

(d)

Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 17, 2021, by and among the Company, Wells Fargo Bank, N.A. as Agent for the lenders, and other financial institutions party thereto (incorporated by reference to Exhibit 10(d) to the Companys Form 8-K filed with the SEC on November 19, 2021). *

(e) Director Compensation Summary Term Sheet. *

(f) Form of the Company’s 2022 Executive Bonus Plan. *

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

Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Instance Document.

XBRL Taxonomy Extension Schema Document.

XBRL Taxonomy Extension Calculation Linkbase Document.

XBRL Taxonomy Extension Label Linkbase Document.

XBRL Taxonomy Extension Presentation Linkbase Document.

XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Item 16.FORM 10-K SUMMARY:

NONE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 31, 2022	By:s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Chairman of Board	March 31, 2022

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Chairman Emeritus	March 31, 2022

/s/ Virginia C. Herring
(Virginia C. Herring)	Director, President and Chief Executive Officer	March 31, 2022
/s/ A. Roger Guimond
(A. Roger Guimond)	Director	March 31, 2022

/s/ Brian J. Gyomory
(Brian J. Gyomory)	Executive Vice President and Chief Financial Officer	March 31, 2022
/s/ James H. Harris, III
(James H. Harris, III)	Director	March 31, 2022

/s/ Jerry J. Harrison, Jr.
(Jerry J. Harrison, Jr.)	Director	March 31, 2022

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 31, 2022

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	March 31, 2022

/s/ Keith D. Watson
(Keith D. Watson)	Director	March 31, 2022

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

(a)

Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference, every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

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

(c)

This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2021, which is filed as Exhibit 13 hereto.  The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of 1st Franklin Financial Corporation

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and have issued our report thereon dated March 31, 2022; such consolidated financial statements and report are included in your 2021 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 31, 2022

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2021 AND 2020

ASSETS
		2021	2020

	CASH AND CASH EQUIVALENTS	$694,240	$6,825,410

	RESTRICTED CASH	1,107,688	910,575

	LOANS:
	Direct Cash Loans	873,432,972	777,568,737
	Real Estate Loans	45,972,414	39,960,390
	Sales Finance Contracts	118,959,994	103,258,326
		1,038,365,380	920,787,453

Less:	Unearned Finance Charges	151,081,033	132,703,130
	Unearned Insurance Commissions	28,486,409	25,660,690
	Allowance for Credit Losses	67,311,208	66,327,674
		791,486,730	696,095,959

	INVESTMENTS IN SUBSIDIARIES	262,106,133	247,466,895

	INVESTMENT SECURITIES:
	Available for Sale, at fair market value	418,548	391,113

	OTHER ASSETS:
	Land, Buildings, Equipment and Leasehold Improvements,
	Less accumulated depreciation and amortization
	of $46,347,589 and $42,477,600 in 2021 and 2020, respectively	12,265,626	13,577,945
	Operating Lease Right-of-Use Assets	34,768,208	33,610,067
	Miscellaneous	8,877,807	7,865,964
		55,911,641	55,053,976

	TOTAL ASSETS	$1,111,724,980	$1,006,743,928

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only) STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2021 AND 2020

LIABILITIES AND STOCKHOLDERS' EQUITY

	2021	2020
SENIOR DEBT:
Notes Payable to Banks	$60,300,000	$118,900,000
Senior Demand Notes, including accrued interest	104,043.479	86,622,503
Commercial Paper	552,192,882	432,273,538
	716,536,361	637,796,041

ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
Operating Lease Liabilities	35,439,377	34,163,153
Other Accounts Payable and Accrued Expenses	33,299,145	26,270,007
	68,738,522	60,433,160

SUBORDINATED DEBT	29,692,344	30,075,399

Total Liabilities	814,967,227	728,304,600

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	--	--
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2021 and 2020	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and
outstanding as of December 31, 2021 and 20120	--	--
Accumulated Other Comprehensive Income	9,736,651	13,266,927
Retained Earnings	286,851,102	265,002,401
Total Stockholders' Equity	296,757,753	278,439,328

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,111,724,980	$1,006,743,928

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
INTEREST INCOME:
Finance Charges	$236,651,728	$213,087,060	$200,577,584
Investment Income	309,412	21,732	22,439
	236,961,140	213,108,792	200,600,023

INTEREST EXPENSE:
Senior Debt	22,786,460	20,748,957	18,859,410
Subordinated Debt	977,093	922,083	849,174
	23,763,553	21,671,040	19,708,584

NET INTEREST INCOME	213,197,587	191,437,752	180,891,439

PROVISION FOR CREDIT LOSSES	42,183,163	56,689,484	59,695,888

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	171,014,424	134,748,268	121,195,551

NET INSURANCE INCOME	20,664,481	19,663,742	19,498,208

OTHER REVENUE	7,029,120	5,527,562	6,154,716

OPERATING EXPENSES:
Personnel Expense	109,011,575	99,684,473	93,820,162
Occupancy Expense	17,382,787	17,568,423	18,167,252
Other Expense	47,765,457	43,592,038	40,305,817
	174,159,819	160,844,934	152,293,231

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	24,548,206	(905,362)	(5,444,756)

PROVISION FOR INCOME TAXES	595,915	205,779	126,466

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	17,908,716	17,001,403	18,919,595

NET INCOME	$41,861,007	$15,890,262	$13,348,373

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
Net Income	$41,861,007	$15,890,262	$13,348,373

Other Comprehensive Income (Loss):
Net changes related to available-for-sale Securities:
Unrealized (losses) gains	(3,858,538)	4,658,116	12,972,947
Income tax benefit (provision)	816,053	(989,588)	(2,696,204)
Net unrealized (losses) gains	(3,042,485)	3,668,528	10,276,743

Less reclassification of gains to net income	487,791	16,447	269,918

Total Other Comprehensive (Loss) Income	(3,530,276)	3,652,081	10,006,825

Total Comprehensive Income	$38,330,731	$19,542,343	$23,355,198

uu

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2018	170,000	$170,000	$241,082,137	$ (391,979)	$240,860,158

Comprehensive Income:
Net Income for 2019	—	—	13,348,373	—
Other Comprehensive Loss	—	—	—	10,006,825
Total Comprehensive Loss	—	—	—	—	23,355,198
Distributions	—	—	(2,719,240)	—	(2,719,240)

Balance at December 31, 2019	170,000	170,000	251,711,270	9,614,846	261,496,116

Comprehensive Income:
Net Income for 2020	—	—	15,890,262	—
Other Comprehensive Income	—	—	—	3,652,081
Total Comprehensive Income	—	—	—	—	19,542,343
Cumulative Change in Accounting
Principal (Note 1)	—	—	(2,158,161)	—	(2,158,161)
Distributions	—	—	(440,970)	—	(440,970)

Balance at December 31, 2020	170,000	170,000	265,002,401	13,266,927	278,439,328

Comprehensive Income:
Net Income for 2021	—	—	41,861,007	—
Other Comprehensive Loss	—	—	—	(3,530,276)
Total Comprehensive Income	—	—	—	—	38,330,731
Distributions	—		(20,012,306)	—	(20,012,306)

Balance at December 31, 2021	170,000	$170,000	$286,851,102	$9,736,651	$296,757,753

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT 1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,861,007	$15,890,262	$13,348,373
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	42,183,163	56,689,484	59,695,888
Depreciation and amortization	4,629,756	4,837,876	4,906,380
Equity in undistributed earnings of subsidiaries	(17,908,716)	(17,001,403)	(18,919,595)
Gain on sale of marketable securities and
equipment and premium amortization on securities	(301,151)	(50,194)	(53,786)
(Increase) decrease in miscellaneous assets	(893,761)	(4,754,772)	(1,416,265)
Increase (decrease) in other liabilities	7,029,138	8,728,119	(2,011,372)
Net Cash Provided	76,599,436	64,339,372	55,549,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(588,636,277)	(516,978,375)	(540,426,634)
Loan payments	451,062,343	410,369,366	403,271,166
Purchases of securities, available for sale	—	—	—
Sales of securities, available for sale	—	—	—
Capital expenditures	(3,339,606)	(3,022,147)	(5,047,495)
Proceeds from sale of equipment	35,088	67,462	132,478
Net Cash Used	(140,878,452)	(109,563,694)	(142,070,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Senior Demand Notes	17,420,976	10,372,708	2,910,714
Advances on credit line	164,964,653	193,849,330	189,428,300
Payments on credit line	(223,564,653)	(186,299,330)	(131,258,300)
Commercial paper issued	161,768,917	139,155,810	76,624,561
Commercial paper redeemed	(41,849,573)	(110,373,572)	(46,936,830)
Subordinated debt issued	6,963,742	6,916,788	6,677,992
Subordinated debt redeemed	(7,346,797)	(5,846,413)	(7,943,418)
Dividends / distributions paid	(20,012,306)	(440,970)	(2,719,240)
Net Cash Provided	58,344,959	47,334,351	86,783,779

NET INCREASE (DECREASE) IN CASH
CASH EQUIVALENTS AND RESTRICTED CASH	(5,934,057)	2,110,029	262,917

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	7,735,985	5,625,956	5,363,039

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$1,801,928	$7,735,985	$5,625,956

Cash paid during the year for:
Interest	$23,000,475	$21,119,661	$19,156,155
Income Taxes	219,000	126,629	189,023
Lease Assets and Associated Liabilities	—	—	29,781,213

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

Basis of Presentation

The parent company financial statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto.  For purposes of these condensed financial statements, the Company’s wholly owned subsidiaries are recorded based on the subsidiaries net assets (similar to presenting them on the equity method).

Substantially all of the other comprehensive income included in these condensed financial statements is attributable to the Company's wholly owned subsidiaries.

Guarantees

Frandisco Life Insurance Company (“Guarantor”) executed a guaranty in favor of Wells Fargo Bank, N.A. (“Agent”) on November 19, 2019, in conjunction with 1st Franklin Financial Corporation executing an amended and restated loan and security agreement as described in the Company’s consolidated financial statements and accompanying notes thereto.  The Guarantor’s liability shall be limited to an amount equal to the lesser of (a) one-half of one percent (0.50%) of Guarantor’s admitted assets or (b) ten percent (10%) of surplus as regards policy holders as of December 31, 2018.

Frandisco Property and Casualty Insurance Company (“Guarantor”) executed a guaranty in favor of Wells Fargo Bank, N.A. (“Agent”) on November 19, 2019, in conjunction with 1st Franklin Financial Corporation executing an amended and restated loan and security agreement as described in the Company’s consolidated financial statements and accompanying notes thereto.  The Guarantor’s liability shall be limited to an amount equal to the lesser of (a) one-half of one percent (0.50%) of Guarantor’s admitted assets or (b) ten percent (10%) of surplus as regards policy holders as of December 31, 2018.