Form 10-Q
period 2022-09-30
1st FRANKLIN FINANCIAL CORP
filed 2022-11-14
CIK 38723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

------------------------------

Commission File Number 2-27985

------------------------------
1st FRANKLIN FINANCIAL CORPORATION

A Georgia Corporation	I.R.S. Employer Identification No. 58-0521233

135 East Tugalo Street
Post Office Box 880
Toccoa, Georgia 30577
(706) 886-7571
------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one) Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding October 31, 2022
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2022 is incorporated by reference herein. See Exhibit 13.
Condensed Consolidated Statements of Financial Position (Unaudited): September 30, 2022 and December 31, 2021
Condensed Consolidated Statements of Income and Retained Earnings (Unaudited): Three and Nine Months Ended September 30, 2022 and September 30, 2021
Condensed Consolidated Statements of Comprehensive Income (Unaudited): Three and Nine Months Ended September 30, 2022 and September 30, 2021
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited): Three and Nine Months Ended September 30, 2022 and September 30, 2021
Condensed Consolidated Statements of Cash Flows (Unaudited): Nine Months Ended September 30, 2022 and September 30, 2021
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2022 is incorporated by reference herein. See Exhibit 13.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2022 is incorporated by reference herein. See Exhibit 13.
ITEM 4.    Controls and Procedures:
We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 6.    Exhibits:

(a)Exhibits:
13	Quarterly Report to Investors as of and for the Three and Nine Months Ended September 30, 2022.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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
(Principal Executive Officer)

/s/ Brian J. Gyomory
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2022

Exhibit 13
1st
FRANKLIN
FINANCIAL
CORPORATION
QUARTERLY
REPORT TO INVESTORS
AS OF AND FOR THE
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following narrative is Management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “our” or “we”) financial condition and operating results as of and for the three- and nine-month periods ended September 30, 2022 and 2021. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s 2021 Annual Report. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.
Forward-Looking Statements:
Certain information in this discussion and other statements contained in this Quarterly Report are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. The Company's actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein which involve known and unknown risks and uncertainties. Possible factors that could cause actual future results to differ from expectations include, but are not limited to, adverse general economic conditions, including changes in employment rates or in the interest rate environment, unexpected reductions in the size or collectability of our loan portfolio, unexpected increases in our allowance for credit losses, reduced sales or increased redemptions of our securities, unavailability of borrowings under our credit facility, federal and state regulatory changes affecting consumer finance companies, unfavorable outcomes in legal proceedings and adverse or unforeseen developments in any of the matters described under “Risk Factors” in our 2021 Annual Report, as well as other factors referenced elsewhere in our filings with the Securities and Exchange Commission from time to time. The Company undertakes no obligation to update any forward-looking statements, except as required by law.
The Company:
We are engaged in the consumer finance business, primarily in making consumer installment loans to individuals. Other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans on real estate. As of September 30, 2022, the Company’s business was operated through a network of 336 branch offices located in Alabama, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, and Texas.
We also offer optional credit insurance coverage to our customers when making a loan. Such coverage may include credit life insurance, credit accident and health insurance, and/or credit property insurance. Customers may request credit life insurance coverage to help assure that any outstanding loan balance is repaid if the customer dies before the loan is repaid or they may request accident and health insurance coverage to help continue loan payments if the customer becomes sick or disabled for an extended period of time. In certain states where offered, customers may choose involuntary unemployment insurance for payment protection in the form of loan payment assistance due to unexpected job loss. Customers may also choose property insurance coverage to protect the value of loan collateral against damage, theft or destruction. We write these various insurance policies as an agent for a non-affiliated insurance company. Under various agreements, our wholly-owned insurance subsidiaries, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company, reinsure the insurance coverage on our customers written on behalf of this non-affiliated insurance company.
Financial Condition:
The Company’s total assets increased $28.1 million to $1,146.3 million at September 30, 2022 compared to $1,118.2 million at December 31, 2021. The increase was primarily due to increases in cash and cash equivalents, restricted cash, the net loan portfolio and our other assets. A decrease in investment securities partially offset a portion of the overall increase in total assets.
Cash and cash equivalents (excluding restricted cash) increased $13.6 million (41%) at September 30, 2022 compared to prior year-end. Funds generated from operations and an increase in sales of the Company’s senior debt securities were responsible for the increase.

Restricted cash consists of funds maintained in restricted accounts at the Company's insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers. At September 30, 2022, restricted cash increased $5.1 million (70%) compared to December 31, 2021. See Note 3, "Investment Securities" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of amounts held in trust.
Our net loan portfolio increased $58.2 million (8%) to $809.1 million at September 30, 2022 compared to $750.8 million at December 31, 2021. Included in our net loan portfolio is our allowance for credit losses which reflects estimated current expected credit losses in the loan portfolio as of the date of the statement of financial position. Management increased the allowance $5.9 million to $73.2 million as September 30, 2022, compared to $67.3 million at December 31, 2021. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses inherent in the portfolio as of September 30, 2022; however, unexpected changes in trends or deterioration in economic conditions could result in additional changes in the allowance. Any change in our allowance for credit losses could have a material impact on our results of operations or financial condition in the future.
The Company’s investment securities portfolio decreased $52.0 million (20%) compared to the prior year-end. The majority of the decrease was due to a decrease in fair market values. Redemptions due to call options and maturities on certain securities also contributed to the decrease in the portfolio. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. Investment securities have been designated as “available for sale” at September 30, 2022 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Operating lease right-of-use assets increased $3.1 million (9%) at September 30, 2022 compared to December 31, 2021 mainly due to an increases in the number branches in the Company's network. Other assets remained flat. Increases in prepaid expenses and refundable income taxes were offset by depreciation of fixed assets and a reduction of the amount receivable from non-affiliated insurance companies.
The Company's senior debt is comprised of a line of credit from a bank and the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at September 30, 2022 was $833.2 million compared to $746.2 million at December 31, 2021, representing an increase of $86.9 million (12%). The increase of $18.9 million in senior demand notes and $71.6 million in commercial paper, together with operating cash flows, were used to reduce the outstanding balance on the bank line of credit by $2.9 million. Subordinated debentures decreased $0.6 million in 2022.
Operating lease liabilities increased $3.3 million (9%) while accrued expenses and other liabilities decreased $14.9 million (37%) to $24.9 million at September 30, 2022 compared to $39.8 million at December 31, 2021. Payment of $18.0 million for 2021 incentive bonuses in February 2022 was the primary factor causing the decrease in accrued expenses and other liabilities. Increases in accrued health insurance claims and rent expense offset a portion of the decrease.
Results of Operations:
During the three- and nine-month periods ended September 30, 2022, total revenues were $87.3 million and $253.1 million, respectively, compared to $77.1 million and $223.1 million during the same periods a year ago. Growth in the Company’s loan portfolio since the prior year comparable periods resulted in higher interest and finance charge revenue. Higher insurance revenues due to an increase in customers opting for credit insurance products at loan origination also contributed to the overall increase in total revenues during the comparable periods.

Net income decreased $8.4 million (83%) and $15.2 million (47%) during the three- and nine-month periods ended September 30, 2022, respectively, compared to the same periods a year ago. Higher revenues were offset by increased provision for loan losses, higher personnel expenses, travel expenses, advertising, and software conversion expenses during the period just ended compared to a year ago.
Net Interest Income
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income increased $7.9 million (14%) and $22.5 million (14%) during the three- and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021. An increase in our average net principal loan balances of $115.7 million (15%) during the nine-months just ended compared to the same period a year ago resulted in higher interest and finance charges earned during the current year.
Average daily borrowings increased $111.7 million (17%) during the nine-month period ended September 30, 2022, compared to the same period in 2021. The Company's average borrowing rates were 3.39% and 3.37% during the nine-month periods ended September 30, 2022, and 2021, respectively. Interest expense increased $1.2 million (20%) and $3.0 million (17%) during the three- and nine-month periods just ended compared to the same period a year ago due to the higher average daily borrowings.
Management projects that, based on historical results and current estimates, average net receivables will grow during the remainder of 2022, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact our net interest income.
Insurance Income
Insurance revenues were $1.1 million (8%) higher during the three-month period ended September 30, 2022, compared to September 30, 2021. During the nine-month comparable periods, insurance revenues were $3.6 million (9%) higher during the period just ended mainly due to higher premiums written. Insurance claims and expenses increased $0.4 million (11%) during the three-month period just ended; however, there was an increase of $1.5 million (13%) during nine-month period just ended compared to the same period a year ago. The increase in claims and expenses during the nine-month period ended September 30, 2022 was primarily the result of changes in the actuarial estimate of losses that resulted in an adjustment of $1.0 million to the Company's reserve for Accident and Health claims.
Other Revenue
Other revenue increased $0.1 million (8%) and $0.9 million (21%) during the three- and nine-months ended September 30, 2022, compared to the same periods a year ago mainly due to increased service charges and sales of auto club memberships offered to loan customers.
Provision for Credit Losses
The Company’s provision for credit losses is a charge against earnings to maintain the allowance for credit losses at a level that Management estimates is adequate to cover expected losses as of the date of the statement of financial position. See Note 2. “Allowance for Credit Losses,” in the accompanying “Notes to Consolidated Financial Statements” for further discussion of the Company’s provision for credit losses.
The provision for credit losses increased $15.2 million (157%) and $33.2 million (139%) during the three- and nine-month periods ended September 30, 2022 compared the same periods last year. Net charge-offs were $20.0 million and $10.0 million during the three-month periods ended September 30, 2022, and 2021, respectively. Net charge-offs were $51.1 million and $26.9 million during the nine-month periods ended September 30, 2022, and 2021, respectively.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions. The percent of the loan portfolio greater than 30 days delinquent is 7.73% at September 30, 2022 compared to 6.04% at December 31, 2021. The ratio of bankrupt accounts to the loan portfolio balance was 1.51% at September 30, 2022 and 1.27% at December 31, 2021, respectively.

Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications of those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to fight inflation could lead to a recession. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory scrutiny of financial institutions will likely continue to impact our results for the remainder of 2022 and into 2023.
Management determined that certain snapshot periods included in the estimation model benefited from government stimulus actions and the benefit to loss rates from those stimulus actions is expected to continue to decline over time. The Company’s expected credit loss model uses loss history from periods that may include the effect of government stimulus in estimating the allowance for expected credit losses. Based on the impact of periods that may include the benefit of government stimulus on loss rates and economic uncertainty, management concluded that a qualitative adjustment was required to sufficiently provide for expected credit losses. Management calculated a qualitative adjustment totaling $14.5 million by incorporating emerging post pandemic pool loss rates in an estimation model. The allowance for credit losses increased by $4.9 million and $5.9 million to $73.2 million for the three- and nine-months periods ended September 30, 2022.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at September 30, 2022; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Other Operating Expenses
Other operating expenses increased $1.6 million (3%) and $7.2 million (5%) during the three- and nine-month periods ended September 30, 2022, compared to the same periods a year ago. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense decreased $0.5 million (2%) during the three-month period compared to an increase of $0.4 million (0%) during the nine-month period ended September 30, 2022, compared to the same periods in 2021. A lower bonus accrual during the three-month period offset increased base salaries and medical expenses. Inflation-based salary adjustments for certain team members and an increase in claims associated with the Company’s self-insured medical program were offset by the lower bonus accrual for the nine-month period.
Occupancy expenses increased $0.2 million (4%) during the three-month period and increased $0.2 million (2%) during the nine-month period just ended, compared to the same periods a year ago. Lower depreciation and amortization was offset by increased rent and maintenance expenses.
Other expenses increased $1.8 million (14%) and $6.6 million (18%) during the three- and nine-month periods ended September 30, 2022, compared to the same periods in 2021. Higher travel expenses related to the Company’s return to an in-person annual managers meeting (which had been held via remote communication the prior year due to the COVID-19 pandemic), marketing expenses, postage expenses, and information technology expenses were the primary factors driving the increase in miscellaneous other operating expenses during the three- and nine-month periods ended September 30, 2022 as compared to the same period in 2021.
Income Taxes
The Company has elected to be, and is, treated as an S corporation for income tax reporting purposes. Taxable income or loss of an S corporation is passed through to, and included in the individual tax returns of, the shareholders of the Company, rather than being taxed at the corporate level. Notwithstanding this election, however, income taxes continue to be reported for, and paid by, the Company's insurance subsidiaries as they are not allowed to be treated as S corporations, and for the Company’s state taxes in Louisiana, which does not recognize S corporation status. Deferred income tax assets and liabilities are recognized and provisions for current and deferred income taxes continue to be recorded by the Company’s subsidiaries. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.

Effective income tax rates were 43% and 16% during the three- and nine-month periods ended September 30, 2022 compared to 9% and 8% during the three- and nine-month periods ended September 30, 2021. During the current year, the S corporation income was lower than the prior year, which decreased the overall pre-tax income of the consolidated Company resulting in a higher effective tax rate for the 2022 reporting period compared to the same period in 2021.
Quantitative and Qualitative Disclosures About Market Risk:
The possibility of market fluctuations in market interest rates during the remainder of the year could have an impact on our net interest margin. Please refer to the market risk analysis discussion contained in our Annual Report as of and for the year ended December 31, 2021 for a more detailed analysis of our market risk exposure. There have been no material changes to our market risk during the three-months ended September 30, 2022.
Liquidity and Capital Resources:
As of September 30, 2022 and December 31, 2021, the Company had $46.7 million and $33.1 million, respectively, invested in cash and cash equivalents (excluding restricted cash), the majority of which was held by the insurance subsidiaries.
The Company’s investments in marketable securities can be readily converted into cash, if necessary. State insurance regulations limit the use an insurance company can make of its assets. Dividend payments to a parent company by its wholly-owned life insurance subsidiary are subject to annual limitations and are restricted to the lesser of 10% of policyholders’ surplus or the net statutory gain from operations before recognizing realized investment gains of the individual insurance subsidiary during the prior year. Dividend payments to a parent company by its wholly-owned property and casualty insurance subsidiary are subject to annual limitations and are restricted to the lesser of 10% of policyholders’ surplus or the net statutory income before recognizing realized investment gains of the individual insurance subsidiary during the prior two years.
At December 31, 2021, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $132.0 million and $96.2 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2022, without prior approval of the Georgia Insurance Commissioner, is approximately $40.8 million. On November 30, 2021, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $75.0 million from Frandisco Life Insurance Company and $95.0 million from Frandisco Property and Casualty Insurance Company. The request was approved by the Georgia Insurance Department on January 20, 2022 for transactions on or before December 31, 2022. Effective February 1, 2022, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company amended their previous $60.0 million unsecured revolving lines of credit available to the Company extending the term of each respective line of credit to December 31, 2025 and defining the interest rate on outstanding balances as the prime rate of interest as published in the Wall Street Journal. No amounts are currently outstanding on these lines.
Most of the Company’s liquidity requirements are financed through the collection of receivables and through the sale of short-term and long-term debt securities. The Company’s continued liquidity is therefore dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. Overall, debt securities increased $89.8 million (13%) between December 31, 2021 and September 30, 2022. In addition to its receivables and securities sales, the Company has an external source of funds available under a credit facility with Wells Fargo Bank, N.A. (as amended, the “credit agreement”). The credit agreement provides for borrowings of up to $230.0 million or 70% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, and has a maturity date of February 28, 2025. Available borrowings under the credit agreement were $172.6 million and $169.7 million at September 30, 2022 and December 31, 2021 at an interest rate of 5.30% and 3.50%, respectively. The credit agreement contains covenants customary for financing transactions of this type.
The credit agreement requires the Company to comply with certain covenants customary for financing transactions of this nature, including, among others, maintaining a minimum interest coverage ratio, a minimum loss reserve ratio, a minimum ratio of earnings to interest, taxes and depreciation and amortization to interest expense, a minimum asset quality ratio, a minimum consolidated tangible net worth ratio, and a maximum debt to tangible net worth ratio, each as defined. The Company must also comply with certain restrictions on its activities consistent with credit facilities of this type, including limitations on: (a) restricted payments; (b) additional debt obligations (other than specified debt obligations); (c) investments (other than specified investments); (d) mergers, acquisitions, or a liquidation or winding up; (e) modifying its organizational documents or changing lines of business; (f) modifying certain contracts; (g) certain affiliate transactions; (h) sale-leaseback, synthetic lease, or similar transactions; (i) guaranteeing additional indebtedness (other than specified indebtedness); (j) capital expenditures; or (k) speculative transactions. The credit agreement also restricts the Company or any of its subsidiaries from creating or allowing certain liens on their assets, entering into agreements that restrict their ability to grant liens (other than specified agreements), or creating or allowing restrictions on any of their ability to make dividends, distributions, inter-company loans or guaranties, or other inter-company payments, or inter-company asset transfers. At September 30, 2022, the Company believes it was in compliance with all covenants. The Company believes that it will remain in compliance with these covenants and obligations for the foreseeable future.
Any increase in the Company’s allowance for credit losses would not directly affect the Company’s liquidity, as any adjustment to the allowance has no impact on cash; however, an increase in the actual loss rate may have a material adverse effect on the Company’s liquidity. The inability to collect loans could materially impact the Company’s liquidity in the future.
Critical Accounting Policies:
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the financial services industry. The Company’s critical accounting and reporting policies include the allowance for credit losses, revenue recognition and insurance claims reserves.
Allowance for Credit Losses
The Company adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective method for all financial assets measured at amortized cost. Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover expected credit losses in our loan portfolio.
The allowance for credit losses is established based on the determination of the amount of expected losses inherent in the loan portfolio as of the reporting date. Loans outstanding with similar risk characteristics are collectively evaluated in pools utilizing an open pool loss rate method, whereby a historical loss rate is calculated and applied to the balance of loans outstanding in the portfolio at each reporting period. This historical loss rate is then adjusted by a macroeconomic forecast and other qualitative factors, as appropriate, to fully reflect the expected losses in the loan portfolio.
Revenue Recognition
Accounting principles generally accepted in the United States require that an interest yield method be used to calculate the income recognized on accounts which have precomputed charges. An interest yield method is used by the Company on each individual account with precomputed charges to calculate income for those active accounts; however, state regulations often allow interest refunds to be made according to the Rule of 78’s method for payoffs and renewals. Since the majority of the Company's accounts with precomputed charges are paid off or renewed prior to maturity, the result is that most of those accounts effectively yield on a Rule of 78's basis.
Precomputed finance charges are included in the gross amount of certain direct cash loans, sales finance contracts and certain real estate loans. These precomputed charges are deferred and recognized as income on an accrual basis using the effective interest method. Some other cash loans and real estate loans, which do not have precomputed charges, have income recognized on a simple interest accrual basis. Income is not accrued on any loan that is more than 60 days past due.
Loan fees and origination costs are deferred and recognized as adjustments to the loan yield over the contractual life of the related loan.
The property and casualty credit insurance policies written by the Company, as agent for a non-affiliated insurance company, are reinsured by the Company’s property and casualty insurance subsidiary. The premiums on these policies are deferred and earned over the period of insurance coverage using the pro-rata method or the effective yield method, depending on whether the amount of insurance coverage generally remains level or declines.

The credit life and accident and health insurance policies written by the Company, as agent for a non-affiliated insurance company, are reinsured by the Company’s life insurance subsidiary. The premiums are deferred and earned using the pro-rata method for level-term life insurance policies and the effective yield method for decreasing-term life policies. Premiums on accident and health insurance policies are earned based on an average of the pro-rata method and the effective yield method.
Insurance Claims Reserves
Included in unearned insurance premiums and commissions on the Unaudited Condensed Consolidated Statements of Financial Position are reserves for incurred but unpaid credit insurance claims for policies written by the Company, as agent for a non-affiliated insurance underwriter, and reinsured by the Company’s wholly-owned insurance subsidiaries. These reserves are established based on generally accepted actuarial methods. In the event that the Company’s actual reported losses for any given period are materially in excess of the previously estimated amounts, such losses could have a material adverse effect on the Company’s results of operations.
Different assumptions in the application of any of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations.
Recent Accounting Pronouncements:
See “Recent Accounting Pronouncements” in Note 1 to the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of any applicable recently adopted accounting standards and the expected impact of accounting standards recently issued but not yet required to be adopted. For pronouncements already adopted, any material impacts on the Company’s condensed consolidated financial statements are discussed in the applicable section(s) of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CASH AND CASH EQUIVALENTS	$46,679,743	$33,060,390

RESTRICTED CASH	12,429,013	7,306,430

LOANS:
Direct Cash Loans	928,691,200	873,432,972
Real Estate Loans	39,934,883	45,972,414
Sales Finance Contracts	140,644,882	118,959,994
	1,109,270,965	1,038,365,380

Less: Unearned Finance Charges	158,316,174	151,081,033
Unearned Insurance Premiums and Commissions	68,653,029	69,124,817
Allowance for Credit Losses	73,226,636	67,311,208
Net Loans	809,075,126	750,848,322

INVESTMENT SECURITIES:
Available for Sale, at fair value	209,554,380	261,601,925

OTHER ASSETS:
Operating Lease Right-of-Use Assets	37,908,784	34,768,208
Other Assets	30,649,965	30,636,660
	68,558,749	65,404,868

TOTAL ASSETS	$1,146,297,011	$1,118,221,935

LIABILITIES AND STOCKHOLDERS' EQUITY
SENIOR DEBT	$804,119,420	$716,536,361
OPERATING LEASE LIABILITIES	38,738,886	35,439,377
ACCRUED EXPENSES AND OTHER LIABILITIES	24,898,612	39,796,100
SUBORDINATED DEBT	29,049,055	29,692,344
Total Liabilities	896,805,973	821,464,182

STOCKHOLDERS' EQUITY:
Preferred Stock: $100 par value, 6,000 shares authorized; no shares outstanding	—	—
Common Stock
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding	—	—
Accumulated Other Comprehensive (Loss) Income	(37,004,681)	9,736,651
Retained Earnings	286,325,719	286,851,102
Total Stockholders' Equity	249,491,038	296,757,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,146,297,011	$1,118,221,935
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

INTEREST INCOME	$70,724,286	$61,655,769	$204,867,038	$179,429,799
INTEREST EXPENSE	7,123,645	5,944,752	19,988,429	17,031,188
NET INTEREST INCOME	63,600,641	55,711,017	184,878,609	162,398,611

Provision for Loan Losses	24,967,844	9,720,108	57,024,372	23,853,439

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,632,797	45,990,909	127,854,237	138,545,172

INSURANCE INCOME
Premiums and Commissions	14,772,163	13,700,612	42,851,191	39,236,865
Insurance Claims and Expenses	4,513,929	4,070,160	13,731,066	12,189,831
Total Net Insurance Income	10,258,234	9,630,452	29,120,125	27,047,034

OTHER REVENUE	1,835,940	1,693,871	5,381,846	4,457,156

OTHER OPERATING EXPENSES
Personnel Expense	28,417,796	28,876,677	86,643,628	86,266,090
Occupancy Expense	4,571,707	4,382,379	13,284,849	13,086,943
Other	14,596,721	12,770,720	42,265,283	35,670,630
Total	47,586,224	46,029,776	142,193,760	135,023,663

INCOME BEFORE INCOME TAXES	3,140,747	11,285,456	20,162,448	35,025,699

Provision for Income Taxes	1,359,786	1,060,890	3,201,942	2,901,579

NET INCOME	$1,780,961	$10,224,566	$16,960,506	$32,124,120

BASIC AND DILUTED EARNINGS PER SHARE
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$10.48	$60.14	$99.77	$188.97
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Income	$1,780,961	$10,224,566	$16,960,506	$32,124,120

Other Comprehensive Loss:
Net changes related to available-for-sale securities
Unrealized losses	(18,369,401)	(4,212,937)	(58,740,515)	(5,890,515)
Income tax benefit	3,849,925	882,597	12,319,839	1,243,553
Net unrealized losses	(14,519,476)	(3,330,340)	(46,420,676)	(4,646,962)

Less reclassification of gain to net income	116,198	67,506	320,656	435,413

Total Other Comprehensive Loss	(14,635,674)	(3,397,846)	(46,741,332)	(5,082,375)

Total Comprehensive Income (Loss)	$(12,854,713)	$6,826,720	$(29,780,826)	$27,041,745
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Three Months Ended September 30, 2022:
Balance at June 30, 2022	170,000	$170,000	$291,793,297	$(22,369,007)	$269,594,290
Comprehensive Income:
Net Income	—	—	1,780,961	—
Other Comprehensive Loss	—	—	—	(14,635,674)
Total Comprehensive Loss	—	—	—	—	(12,854,713)
Cash Distributions Paid	—	—	(7,248,539)	—	(7,248,539)
Balance at September 30, 2022	170,000	$170,000	$286,325,719	$(37,004,681)	$249,491,038

Three Months Ended September 30, 2021:
Balance at June 30, 2021	170,000	$170,000	$276,715,649	$11,582,398	$288,468,047
Comprehensive Income:
Net Income	—	—	10,224,566	—
Other Comprehensive Loss	—	—	—	(3,397,846)
Total Comprehensive Income	—	—	—	—	6,826,720
Cash Distributions Paid	—	—	(4,150,000)	—	(4,150,000)
Balance at September 30, 2021	170,000	$170,000	$282,790,215	$8,184,552	$291,144,767

Nine Months Ended September 30, 2022:
Balance at December 31, 2021	170,000	$170,000	$286,851,102	$9,736,651	$296,757,753
Comprehensive Income:
Net Income	—	—	16,960,506	—
Other Comprehensive Loss	—	—	—	(46,741,332)
Total Comprehensive Loss	—	—	—	—	(29,780,826)
Cash Distributions Paid	—	—	(17,485,889)	—	(17,485,889)
Balance at September 30, 2022	170,000	$170,000	$286,325,719	$(37,004,681)	$249,491,038

Nine Months Ended September 30, 2021:
Balance at December 31, 2020	170,000	$170,000	$265,002,401	$13,266,927	$278,439,328
Comprehensive Income:
Net Income	—	—	32,124,120	—
Other Comprehensive Loss	—	—	—	(5,082,375)
Total Comprehensive Income	—	—	—	—	27,041,745
Cash Distributions Paid	—	—	(14,336,306)	—	(14,336,306)
Balance at September 30, 2021	170,000	$170,000	$282,790,215	$8,184,552	$291,144,767
See Notes to Unaudited Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,960,506	$32,124,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	57,024,372	23,853,439
Depreciation and amortization	3,247,341	3,495,671
Provision for deferred income taxes	98,667	295,151
Other	(609,685)	(633,733)
Change in miscellaneous other assets	797,136	1,077,893
Change in other liabilities	(2,571,243)	9,591,816
Net Cash Provided	74,947,094	69,804,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(476,703,192)	(427,711,684)
Loan liquidations	360,884,437	346,096,260
Purchases of marketable debt securities	(27,389,663)	(47,944,482)
Redemptions of marketable debt securities	20,885,000	12,880,000
Fixed asset additions	(3,358,384)	(2,877,566)
Fixed asset net proceeds from sales	22,763	29,128
Net Cash Used	(125,659,039)	(119,528,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in senior demand notes	18,874,264	11,766,486
Advances on credit line	156,902,606	118,196,516
Payments on credit line	(159,802,606)	(179,146,516)
Commercial paper issued	124,974,424	122,346,729
Commercial paper redeemed	(53,365,629)	(28,258,368)
Subordinated debt securities issued	4,235,736	5,645,020
Subordinated debt securities redeemed	(4,879,025)	(5,629,180)
Dividends / distributions	(17,485,889)	(14,336,306)
Net Cash Provided	69,453,881	30,584,381

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,741,936	(19,139,606)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	40,366,820	67,678,422

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$59,108,756	$48,538,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$19,795,232	$16,974,467
Income Taxes Paid	3,003,000	2,418,638
NON-CASH INVESTING AND FINANCING ACTIVITY:
Other Consumer (Live Check and Premier) Renewed Loan Payoffs	192,010,379	172,911,739
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, deferred fees and deferred costs	223,376,198	223,660,163
See Notes to Unaudited Condensed Consolidated Financial Statements

-NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the "Company") should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto as of December 31, 2021 and for the year then ended included in the Company's 2021 Annual Report filed with the Securities and Exchange Commission. Inter-company accounts and transactions have been eliminated from the condensed consolidated financial statements.
In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2022 and December 31, 2021, its consolidated results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2022 and 2021 and its consolidated cash flows for the nine months ended September 30, 2022 and 2021. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
The computation of earnings per share is self-evident from the accompanying Condensed Consolidated Statements of Income and Retained Earnings (Unaudited). The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported shown in the condensed consolidated statements of cash flows:

	September 30, 2022	September 30, 2021
Cash and Cash Equivalents	$46,679,743	$40,501,929
Restricted Cash	12,429,013	8,036,687
Total Cash, Cash Equivalents and Restricted Cash	$59,108,756	$48,538,616
The Company categorizes its primary sources of revenue into three categories: (1) interest related revenues, (2) insurance related revenue and (3) other revenue from contracts with customers.
•Interest related revenues are specifically excluded from the scope of ASC Topic 606 and accounted for under ASC Topic 310, “Receivables”.
•Insurance related revenues are subject to industry-specific guidance within the scope of ASC Topic 944, “Financial Services – Insurance”.
•Other revenues primarily relate to commissions earned by the Company on sales of auto club memberships. Auto club commissions are revenue from contracts with customers and are accounted for in accordance with the guidance set forth in ASC Topic 606.
During the three months ended September 30, 2022, and 2021, the Company recognized interest related revenue of $70.7 million and $61.7 million, respectively, insurance related revenue of $14.8 million and $13.7 million, respectively, and other revenue from contracts with customers of $1.8 million and $1.7 million, respectively. During the nine months ended September 30, 2022, and 2021, the Company recognized interest related revenue of $204.9 million and $179.4 million, respectively, insurance related income of $42.9 million and $39.2 million, respectively, and other revenue from contracts with customers of $5.4 million and $4.5 million, respectively.

Recent Accounting Pronouncements:
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional accounting relief for the expected market transition from the use of the London Interchange Bank Offered Rate (“LIBOR”) to the proposed Secured Overnight Financing Rate (“SOFR”). The key provisions of optional relief include (1) accounting for contract modifications as a continuation of the existing contract without additional analysis and (2) continuing hedge accounting when certain critical terms of a hedging relationship change. There was no impact of ASU No. 2020-04 on the Company’s condensed consolidated financial statements for the period ended September 30, 2022.
The Company's benchmark rate on its line of credit will transition from the London Interchange Bank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") provided the SOFR rate does not fall below the floor interest rate. Management anticipates that adoption of the new standard will not have a material impact on the Company's financial statements.
In March 2022 the FASB issued ASU No. 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures. The key provisions include (1) enhancements to disclosure requirements for certain loan refinancings and restructurings by creditor when borrower is experiencing financial difficulty, the creditor must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan (2) for public business entities, the entity is required to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this update are effective for annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the effect of disclosure updates to its footnotes, but believes implementation will not have a material financial effect on its financial statements.
Note 2 – Loans
The Company’s consumer loans are made to individuals, who may be new customers, existing customers (loan renewals), former customers or customers converting from a sales contract, in relatively small amounts for relatively short periods of time. First and second mortgage loans on real estate are made in larger amounts and for longer periods of time. The Company also purchases sales finance contracts from various dealers. All loans and sales contracts are held for investment.
Cash, unearned finance charges, origination fees, discounts, premiums, deferred fees, and, in the instance of a loan renewal, the net payoff of the of the renewed loan are included in the loan origination amount. The cash component of the loan origination is included in the Statement of Cash Flows in the Cash Flows from Investing Activities as Loans Originated or Purchased.
Loan renewals are accounted for in accordance with the applicable guidance in ASC Topic 310-20 Nonrefundable Fees and Other Costs. Loan renewals are a product the Company offers to existing customers that allows them to borrow additional funds from the Company. In evaluating a loan for renewal, in addition to our standard underwriting requirements, we may take into consideration the customer’s prior payment performance with us, which we believe to be an indicator of the customer’s future credit performance. If the terms of the new loan resulting from a loan renewal (other than a troubled debt restructuring) are at least as favorable to us as the terms for comparable loans to other customers with similar collection risks who are not renewing a loan, the renewal is accounted for as a new loan. The criteria is met if the new loan's effective yield is at least equal to the effective yield for such comparable loans and the modification of the original loan is more than minor. A modification of a loan is more than minor if the present value of the cash flows under the terms of the renewal is at least 10 percent different from the present value of the remaining cash flows under the terms of the original loan. Accordingly, when a renewal is generated, the original loan(s) are extinguished along with the associated unearned finance charges and a new loan is originated. Substantially all renewals include a non-cash component that represents the exchange of the original principal balance for the new principal balance and a cash component for the net proceeds distributed to the customer for the additional amount borrowed. The cash component is presented as outflows from investing activities and the non-cash component is presented as a non-cash investing activity.
Allowance for Credit Losses
The allowance for credit losses is based on Management's evaluation of the inherent risks and changes in the composition of the Company's loan portfolio. Management estimates and evaluates the allowance for credit losses utilizing an open pool loss rate method on collectively evaluated loans with similar risk characteristics in segments, whereby a historical loss rate is calculated and applied to the balance of loans outstanding in the portfolio at each reporting date. This historical loss rate then may be adjusted by macroeconomic forecast and other qualitative factors, as appropriate, to fully reflect the Company’s expected losses in its loan portfolio. The Company’s allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses.
The Company calculates an expected credit loss by utilizing a snapshot of each specific loan segment at a point in history and tracing that segment’s performance until charge-offs were substantially exhausted for that particular segment. Charge-offs in subsequent periods are aggregated to derive an unadjusted lifetime historical charge-off rate by segment. The receivables balance at the balance sheet date is reviewed and adjustments to the allowance for credit losses are made if Management determines the receivables balance warrants an adjustment. The Company performs a correlation analysis between macroeconomic factors and prior charge-offs for the following macroeconomic factors: Annual Unemployment Rates, Real Gross Domestic Product, Consumer Price Index (CPI), and US National Home Price Index (HPI). To evaluate the overall adequacy of the Company’s allowance for credit losses, Management considers the level of loan receivables, historical loss trends, loan delinquency trends, bankruptcy trends and overall economic conditions. Such allowance is, in the opinion of Management, adequate for expected losses in the current loan portfolio. As the estimates used in determining the loan loss reserve are influenced by outside factors, such as consumer payment patterns and general economic conditions, there is uncertainty inherent in these estimates. Actual results could vary based on future changes in significant assumptions.
Management disaggregates the Company’s loan portfolio by loan segment when evaluating loan performance and estimating the allowance for credit losses. Although most loans are similar in nature, the Company concluded that based on variations in loss experience (severity and duration) driven by product and customer type it is most relevant to segment the portfolio by loan product consisting of five different segments: live checks, premier loans, other consumer loans, real estate loans, and sales finance contracts.
The total segments are monitored for credit losses based on graded contractual delinquency and other economic conditions. The Company classifies delinquent accounts at the end of each month according to the Company’s graded delinquency rules which includes the number of installments past due at that time, based on the then-existing terms of the contract. Accounts are classified in delinquency categories of 30-59 days past due, 60-89 days past due, or 90 or more days past due based on the Company’s graded delinquency policy. When a loan meets the Company’s charge-off policy, the loan is charged off, unless Management directs that it be retained as an active loan. In making this charge-off evaluation, Management considers factors such as pending insurance, bankruptcy status and other indicators of collectability. The amount charged off is the unpaid balance less the unearned finance charges and the unearned insurance premiums, if applicable.
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on grade delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when the graded delinquency on a precomputed loan is less than two payments and on when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at September 30, 2022 or December 31, 2021.
The Company’s principal balances on non-accrual loans by loan class as of September 30, 2022 and December 31, 2021 are as follows:

Loan Class	September 30, 2022	December 31, 2021

Live Check Consumer Loans	$9,764,145	$6,254,394
Premier Consumer Loans	3,671,327	2,253,818
Other Consumer Loans	32,476,237	25,229,846
Real Estate Loans	1,847,661	1,286,609
Sales Finance Contracts	4,915,807	3,532,183
Total	$52,675,177	$38,556,850

An age analysis of principal balances on past due loans, segregated by loan class, as of September 30, 2022 and December 31, 2021 follows:

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Live Check Loans	$5,859,831	$3,007,747	$6,211,992	$15,079,570
Premier Loans	1,705,021	1,094,151	1,925,024	4,724,196
Other Consumer Loans	20,537,475	11,884,884	22,646,240	55,068,599
Real Estate Loans	672,292	540,804	1,474,506	2,687,602
Sales Finance Contracts	2,923,337	1,701,709	3,215,046	7,840,092
Total	$31,697,956	$18,229,295	$35,472,808	$85,400,059

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Live Check Loans	$2,752,871	$2,446,703	$3,597,241	$8,796,815
Premier Loans	915,525	554,662	1,260,027	2,730,214
Other Consumer Loans	15,190,957	9,270,399	18,579,878	43,041,234
Real Estate Loans	656,780	440,155	1,117,924	2,214,859
Sales Finance Contracts	2,176,581	1,134,376	2,385,007	5,695,964
Total	$21,692,714	$13,846,295	$26,940,077	$62,479,086
While delinquency rating analysis is the primary credit quality indicator, we also consider the ratio of bankrupt accounts to the total loan portfolio in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses. The ratio of bankrupt accounts to the loan portfolio balance was 1.51% at September 30, 2022, compared to 1.27% at December 31, 2021.
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For consumer and real estate segments, the Company also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the principal balance on loans based on payment activity as of September 30, 2022:

Payment Performance by Origination Year
	2022(1)	2021	2020	2019	2018	Prior	Total Principal Balance
	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)
Live Checks:
Performing	$120,811	$23,991	$3,009	$477	$49	$13	$148,350
Nonperforming	7,066	2,478	183	35	2	—	9,764
	$127,877	$26,469	$3,192	$512	$51	$13	$158,114
Premier Loans:
Performing	$63,275	$35,380	$8,962	$2,726	$710	$113	$111,166
Nonperforming	1,284	1,728	490	143	26	1	3,672
	$64,559	$37,108	$9,452	$2,869	$736	$114	$114,838
Other Consumer Loans:
Performing	$398,295	$177,880	$31,427	$9,730	$2,876	$602	$620,810
Nonperforming	13,758	15,045	2,413	954	225	82	32,477
	$412,053	$192,925	$33,840	$10,684	$3,101	$684	$653,287
Real Estate Loans:
Performing	$3,632	$13,808	$6,031	$5,349	$3,862	$4,682	$37,364
Nonperforming	120	463	328	303	324	309	1,847
	$3,752	$14,271	$6,359	$5,652	$4,186	$4,991	$39,211
Sales Finance Contracts:
Performing	$66,609	$41,084	$21,643	$4,573	$794	$92	$134,795
Nonperforming	1,454	1,976	1,117	294	68	8	4,917
	$68,063	$43,060	$22,760	$4,867	$862	$100	$139,712
(1)Includes loans originated during the nine-months ended September 30, 2022.

As of September 30, 2022, a historical look back period of five quarters was utilized for live checks; six quarters for other consumer loans, premier loans, and sales finance contracts; and a look back period of five years was utilized for real estate loans. Expected look back periods are determined based on analyzing the history of each segment’s snapshot at a point in history and tracing performance until charge-offs are mostly exhausted. The Company addresses seasonality primarily through the use of an average in quarterly historical loss rates over a 4-quarter snapshot time span instead of using one specific snapshot quarter’s historical loss rates.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.
Concerns over interest rate levels, energy prices, domestic and global policy issues, trade policy in the U.S. and geopolitical events, as well as the implications those events on the markets in general, further add to the global uncertainty. There is also a risk that interest rate increases to mitigate inflation could lead to a recession. Interest rate levels and energy prices, in combination with global economic conditions, fiscal and monetary policy and the level of regulatory scrutiny of financial institutions will likely continue to impact our results for the remainder of 2022 and into 2023.
Management determined that certain snapshot periods included in the estimation model benefited from government stimulus actions and the benefit to loss rates from those stimulus actions is expected to continue to decline over time. 1st Franklin’s expected credit loss model uses loss history from periods that may include the effect of government stimulus in estimating the allowance for expected credit losses. Based on the impact of periods that may include the benefit of government stimulus on loss rates, economic uncertainty, and emerging credit loss rates, management concluded that a qualitative adjustment was required to sufficiently provide for expected credit losses. Management calculated a qualitative adjustment totaling $14.5 million by incorporating emerging post pandemic pool loss rates in an estimation model. The allowance for credit losses increased by $5.9 million to $73.2 million at September 30, 2022 compared to $67.3 million at December 31, 2021.
It is difficult to estimate how potential changes in any one economic factor might affect the overall allowance because a wide variety of factors and inputs are considered in the allowance estimate. Changes in the factors and inputs may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at September 30, 2022; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Segmentation of the portfolio began with the adoption of ASC Topic 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses based on a collective evaluation.

	Three Months Ended September 30, 2022
	Live Checks	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance at June 30, 2022	$12,823,248	$5,612,889	$42,672,338	$245,393	$6,948,144	$68,302,012
Provision for Credit Losses	8,778,927	855,452	14,169,431	(16,179)	1,180,213	24,967,844
Charge-offs	(6,758,590)	(1,369,328)	(15,771,370)	(2,125)	(1,645,859)	(25,547,272)
Recoveries	853,415	269,992	3,977,571	1,088	401,986	5,504,052
Ending Balance	$15,697,000	$5,369,005	$45,047,970	$228,177	$6,884,484	$73,226,636

	Nine Months Ended September 30, 2022
	Live Checks	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance at December 31, 2022	$10,648,999	$6,216,094	$44,646,394	$264,679	$5,535,042	$67,311,208
Provision for Credit Losses	18,511,047	1,933,725	31,660,819	(17,982)	4,936,763	57,024,372
Charge-offs	(15,923,959)	(3,603,250)	(43,061,572)	(25,727)	(4,766,345)	(67,380,853)
Recoveries	2,460,913	822,436	11,802,329	7,207	1,179,024	16,271,909
Ending Balance	$15,697,000	$5,369,005	$45,047,970	$228,177	$6,884,484	$73,226,636

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Allowance for Credit Losses:
Beginning Balance	$68,302,012	$63,601,747	$67,311,208	$66,327,674
Provision for credit losses	24,967,844	9,720,108	57,024,372	23,853,439
Charge-offs	(25,547,272)	(14,943,928)	(67,380,853)	(42,745,089)
Recoveries	5,504,052	4,935,983	16,271,909	15,877,886
Ending balance; collectively evaluated for impairment	$73,226,636	$63,313,910	$73,226,636	$63,313,910

TDRs are accounted for in accordance with the applicable guidance in ASC Topic 310-40 Troubled Debt Restructurings by Creditors. TDRs represent loans on which the original terms have been modified as a result of the following conditions: (i) the restructuring constitutes a concession and (ii) the borrower is experiencing financial difficulties. Loan modifications by the Company involve payment alterations, interest rate concessions, and/or reductions in the amount owed by the customer. We do not consider TDRs as new loans because the restructuring is part of our ongoing effort to recover its investment in the original loan. The Company allows refinancing of delinquent loans on a case-by-case basis for those who satisfy certain eligibility requirements. The eligible customers can include those experiencing temporary hardships, lawsuits, or customers who have declared bankruptcy. In most cases, the loans that eligible for restructuring are between 90 and 180 days past due. We do not allow the amount of the new loan to exceed the original amount of the existing loan and we believe that refinancing the delinquent loans for certain customers provides the Company with an opportunity to increase its average loans outstanding and its interest, fees, and other income without experiencing a significant increase in loan losses. These refinancing’s also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Legal fees and other direct costs incurred by the Company during a restructuring are expensed when incurred. The effective interest rate for restructured loan is based on the original contractual rate, not the rate specified in the restructuring agreement. The modified loans are adjusted to be recorded at the value of expected cash flows to be received in the future.
Modifications that lower the principal balance experience a direct charge-off for the difference of the original and modified principal amount. The majority of the restructurings relate to fee and interest rate concessions as the Company only lowers the principal balance due in the event of a court order.

The following table presents a summary of loans that were restructured during the three months ended September 30, 2022.

	Number Of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Live Check Consumer Loans	2,014	$3,451,252	$3,407,612
Premier Consumer Loans	307	2,032,375	1,988,734
Other Consumer Loans	6,500	26,059,174	25,414,534
Real Estate Loans	6	48,316	48,271
Sales Finance Contracts	343	2,439,420	2,371,344
Total	9,170	$34,030,537	$33,230,495

The following table presents a summary of loans that were restructured during the three months ended September 30, 2021.

	Number Of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Live Check Consumer Loans	476	$882,720	$867,401
Premier Consumer Loans	116	683,833	652,114
Other Consumer Loans	3,454	12,474,462	11,947,658
Real Estate Loans	8	110,854	110,854
Sales Finance Contracts	174	1,098,267	1,053,806
Total	4,228	$15,250,136	$14,631,833

The following table presents a summary of loans that were restructured during the nine months ended September 30, 2022.

	Number Of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Live Check Consumer Loans	4,401	$7,846,903	$7,726,052
Premier Consumer Loans	685	4,539,046	4,420,462
Other Consumer Loans	15,740	61,206,344	59,387,615
Real Estate Loans	18	162,662	160,616
Sales Finance Contracts	799	5,874,678	5,684,107
Total	21,643	$79,629,633	$77,378,852

The following table presents a summary of loans that were restructured during the nine months ended September 30, 2021.

	Number Of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Live Check Consumer Loans	1,545	$2,914,444	$2,854,145
Premier Consumer Loans	329	1,958,784	1,884,830
Other Consumer Loans	8,515	30,642,643	29,264,870
Real Estate Loans	24	280,574	280,350
Sales Finance Contracts	529	3,298,247	3,193,767
Total	10,942	$39,094,692	$37,477,962

TDRs that occurred during the twelve months ended September 30, 2022 and subsequently defaulted during the three months ended September 30, 2022 are listed below.

	Number Of Loans	Pre-Modification Recorded Investment

Live Check Consumer Loans	816	$1,359,420
Premier Consumer Loans	61	348,886
Other Consumer Loans	1,831	4,452,585
Real Estate Loans	1	2,080
Sales Finance Contracts	78	381,388
Total	2,787	$6,544,359

TDRs that occurred during the twelve months ended September 30, 2021 and subsequently defaulted during the three months ended September 30, 2021 are listed below.

	Number Of Loans	Pre-Modification Recorded Investment

Live Check Consumer Loans	233	$430,947
Premier Consumer Loans	36	165,621
Other Consumer Loans	995	2,345,963
Real Estate Loans	—	—
Sales Finance Contracts	51	205,160
Total	1,315	$3,147,691

TDRs that occurred during the twelve months ended September 30, 2022 and subsequently defaulted during the nine months ended September 30, 2022 are listed below.

	Number Of Loans	Pre-Modification Recorded Investment

Live Check Consumer Loans	1,583	$2,787,256
Premier Consumer Loans	132	724,271
Other Consumer Loans	4,130	9,570,912
Real Estate Loans	1	2,080
Sales Finance Contracts	137	667,062
Total	5,983	$13,751,581

TDRs that occurred during the twelve months ended September 30, 2021 and subsequently defaulted during the nine months ended September 30, 2021 are listed below.

	Number Of Loans	Pre-Modification Recorded Investment

Live Check Consumer Loans	632	$1,201,511
Premier Consumer Loans	80	426,426
Other Consumer Loans	2,390	5,415,570
Real Estate Loans	—	—
Sales Finance Contracts	132	532,930
Total	3,234	$7,576,437
The level of TDRs, including those which have experienced a subsequent default, is considered in the determination of an appropriate level of allowance of credit losses.
Note 3 – Investment Securities
Debt securities available-for-sale are carried at estimated fair value. The amortized cost and estimated fair values of these debt securities were as follows:

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-Sale
Obligations of states and political subdivisions	$256,051,824	$209,210,455	$248,858,502	$261,183,377
Corporate securities	130,316	343,925	130,316	418,548
	$256,182,140	$209,554,380	$248,988,818	$261,601,925
Gross unrealized losses on investment securities totaled $47.2 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively. The following table provides an analysis of investment securities in an unrealized loss position for which an allowance for credit losses is unnecessary as of September 30, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$159,469,675	$(31,451,271)	$23,784,344	$(15,771,300)	$183,254,019	$(47,222,571)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$41,660,651	$(896,338)	$652,921	$(52,078)	$42,313,572	$(948,416)
The previous two tables represent 232 and 34 investments held by the Company at September 30, 2022 and December 31, 2021, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of September 30, 2022 and December 31, 2021.
No securities were sold to date in 2022. Additionally, the Company sold no securities during the year ended December 31, 2021. Proceeds from redemption of investments due the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $20.9 million with a net gain of $0.5 million and $15.9 million with a net gain of $0.3 million as of September 30, 2022 and December 31, 2021 respectively.
The Company’s insurance subsidiaries internally designate certain investments as restricted to cover their policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with the Company's property and casualty insurance company subsidiary (“Frandisco P&C”), as grantor, and American Bankers Insurance Company of Florida, as beneficiary. At September 30, 2022, these trusts held $39.6 million in available-for-sale investment securities at market value. US Bank also serves as trustee under trust agreements with the Company's life insurance company subsidiary (“Frandisco Life”), as grantor, and American Bankers Life Assurance Company, as beneficiary. At September 30, 2022, these trusts held $24.1 million in available-for-sale investment securities at market value. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.
Note 4 – Fair Value
Under ASC Topic 820, fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs used to determine the fair value of an asset or liability, with the highest priority given to Level 1, as these are the most transparent or reliable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurements.
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The following methods and assumptions are used by the Company in estimating fair values of its financial instruments:
Cash and Cash Equivalents: Cash includes cash on hand and with banks. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization. Cash and cash equivalents are classified as a Level 1 financial asset.
Loans: The fair value of the Company's direct cash loans and sales finance contracts approximate the carrying value since the estimated life, assuming prepayments, is short-term in nature. The fair value of the Company's real estate loans approximates the carrying value since the interest rate charged by the Company approximates market rates. Loans are classified as a Level 3 financial asset.

Marketable Debt Securities: Management has designated the Company's investment securities held in the Company's investment portfolio at September 30, 2022 and December 31, 2021 as being available-for-sale. The investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method; therefore, Marketable Debt Securities are classified as a Level 2 financial asset.
Corporate Securities: The Company estimates the fair value of corporate securities with readily determinable fair values based on quoted prices observed in active markets; therefore, these investments are classified as a Level 1 financial asset.
Senior Debt Securities: The carrying value of the Company's senior debt securities approximates fair value due to the relatively short period of time between the origination of the instruments and their expected payment. Senior debt securities are classified as a Level 2 financial liability.
Subordinated Debt Securities: The carrying value of the Company's subordinated debt securities approximates fair value due to the re-pricing frequency of the securities. Subordinated debt securities are classified as a Level 2 financial liability.
The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs and how the data was calculated or derived. The Company employs a market approach in the valuation of its obligations of states, political subdivisions and municipal revenue bonds that are available-for-sale. These investments are valued on the basis of current market quotations provided by independent pricing services selected by Management based on the advice of an investment manager. To determine the value of a particular investment, these independent pricing services may use certain information with respect to market transactions in such investment or comparable investments, various relationships observed in the market between investments, quotations from dealers, and pricing metrics and calculated yield measures based on valuation methodologies commonly employed in the market for such investments. Quoted prices are subject to our internal price verification procedures. We validate prices received using a variety of methods including, but not limited, to comparison to other pricing services or corroboration of pricing by reference to independent market data such as a secondary broker. There was no change in this methodology during any period reported.
Assets measured at fair value as of September 30, 2022 and December 31, 2021 were available-for-sale investment securities which are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2022	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$343,925	$343,925	$—	$—
Obligations of states and political subdivisions	209,210,455	—	209,210,455	—
Total	$209,554,380	$343,925	$209,210,455	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$418,548	$418,548	$—	$—
Obligations of states and political subdivisions	261,183,377	—	261,183,377	—
Total	$261,601,925	$418,548	$261,183,377	$—

Note 5 – Leases
The Company is obligated under operating leases for its branch loan offices and home office locations. The operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities.
ROU assets represent the Company’s right to use an underlying asset during the lease term and the operating lease liabilities represent the Company’s obligations for lease payments in accordance with the lease. Recognition of ROU assets and liabilities are recognized at the lease commitment date based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commitment date or the ASC Topic 842 adoption date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the condensed consolidated statement of income.
Remaining lease terms range from 1 to 10 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of ASC Topic 842. Operating leases with a term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets and operating lease liabilities were $37.9 million and $38.7 million at September 30, 2022, respectively and $34.9 million and $35.5 million at September 30, 2021, respectively. At December 31, 2021 the operating lease ROU assets and operating liabilities were $34.8 million and $35.4 million, respectively.
The table below summarizes our lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Operating lease expense	$1,982,602	$5,827,850
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,938,062	5,725,541
Weighted-average remaining lease term – operating leases (in years)	7.17
Weighted-average discount rate – operating leases	4.72%

Lease maturity schedule as of September 30, 2022:	Amount
Remainder of 2022	$1,967,552
2023	7,506,393
2024	6,709,791
2025	6,344,271
2026	5,777,773
2027 and beyond	17,343,550
Total	45,649,330
Less: Discount	(6,910,444)
Present Value of Lease Liability	$38,738,886

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating lease expense	$1,886,300	$5,597,703
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,859,919	5,505,031
Weighted-average remaining lease term – operating leases (in years)	7.02
Weighted-average discount rate – operating leases	4.55%

Lease maturity schedule as of September 30, 2021:	Amount
Remainder of 2021	$1,871,404
2022	7,144,891
2023	6,268,419
2024	5,485,448
2025	5,128,419
2026 and beyond	15,402,634
Total	41,301,215
Less: Discount	(5,783,693)
Present Value of Lease Liability	$35,517,522
Note 6 – Commitments and Contingencies
We conduct our lending operations under the provisions of various federal and state laws, implementing regulations, and insurance regulations. Changes in the current regulatory environment, or the interpretation or application of current regulations, could impact our business.
The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.
Note 7 – Income Taxes
The Company has elected to be treated as an S corporation for income tax reporting purposes. The taxable income or loss of an S corporation is treated as income of and is reportable in the individual tax returns of the shareholders of the Company in an appropriate allocation. Accordingly, deferred income tax assets and liabilities have been eliminated and no provisions for current and deferred income taxes were made by the Company except for amounts attributable to state income taxes for certain states, which do not recognize S corporation status for income tax reporting purposes. Deferred income tax assets and liabilities will continue to be recognized and provisions for current and deferred income taxes will be made by the Company’s subsidiaries as they are not permitted to be treated as S Corporations.

Effective income tax rates were 43% and 16% during the three- and nine-month periods ended September 30, 2022, respectively, compared to 9% and 8%, for the same periods last year. During the current year, the S corporation income was lower than the prior year, which decreased the overall pre-tax income of the Company resulting in a higher effective tax rate for the 2022 reporting period compared to the same period in 2021.
Note 8 – Credit Agreement
Effective September 11, 2009, the Company entered into a credit facility with Wells Fargo Preferred Capital, Inc. As amended to date, the credit agreement provides for borrowings and reborrrowings up to the lesser of $230.0 million or 70% of the Company’s net finance receivables (as defined in the credit agreement). Available borrowings under the credit agreement were $172.6 million and $169.7 million at September 30, 2022 and December 31, 2021, at an interest rate of 5.30% and 3.50%, respectively. Outstanding borrowings on the credit line were $57.4 million and $60.3 million at September 30, 2022 and December 31, 2021, respectively. The credit agreement contains covenants customary for financing transactions of this type. At September 30, 2022, the Company believes it was in compliance with all covenants. The credit agreement has a commitment termination date of February 28, 2025.
Note 9 – Related Party Transactions
The Company engages from time to time in transactions with related parties. The Company has an outstanding loan to a real estate development partnership of which one of the Company’s beneficial owners is a partner. The balance on the commercial loan (including principal and accrued interest) was $1.9 million at September 30, 2022. The Company also has a loan for premium payments to a trust of an executive officer’s irrevocable life insurance policy. The principal balance on this loan at September 30, 2022 was $0.5 million. Please refer to the disclosure contained in Note 12 “Related Party Transactions” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021 for additional information on related party transactions.
Note 10 – Segment Financial Information
The Company discloses segment information in accordance with ASC Topic 280. ASC Topic 280 requires companies to determine segments based on how Management makes decisions about allocating resources to segments and measuring their performance.
The Company has eight divisions which comprise its operations: Division I through Division V, Division VII, Division VIII and Division IX. Each division consists of branch offices that are aggregated based on vice president responsibility and geographic location. Division I consists of offices located in South Carolina. Offices in North Georgia comprises Division II, Division III consists of offices in South Georgia and Division IX consists of offices in West Georgia. Division IV represents our Alabama offices, Division V represents our Mississippi offices, Division VII represents our Kentucky and Tennessee branch offices and Division VIII represents our Louisiana and Texas offices.
Accounting policies of each of the divisions are the same as those for the Company as a whole. Performance is measured based on objectives set at the beginning of each year and include various factors such as division profit, growth in earning assets and delinquency and loan loss management. All division revenues result from transactions with third parties. The Company does not allocate income taxes or corporate headquarter expenses to the divisions.

Below is a performance recap of each of the Company’s divisions for the three- and nine-month periods ended September 30, 2022, and 2021, followed by a reconciliation to consolidated Company data.

	Division I	Division II	Division III	Division IV	Division V	Division VII	Division VIII	Division IX	Total
	(in thousands)
Division Revenues:
3 Months Ended 09/30/2022	$11,334	$11,092	$11,405	$12,737	$8,968	$8,882	$8,751	$9,735	$82,904
3 Months Ended 09/30/2021	$10,020	$10,174	$10,592	$11,469	$7,756	$7,223	$6,450	$8,916	$72,600
9 Months Ended 09/30/2022	$32,518	$31,983	$33,367	$37,203	$26,008	$24,709	$24,959	$28,108	$238,855
9 Months Ended 09/30/2021	$29,246	$29,304	$31,083	$32,653	$22,258	$20,941	$18,400	$26,056	$209,941

Division Profit:
3 Months Ended 09/30/2022	$3,227	$4,170	$4,724	$4,091	$2,717	$1,916	$1,770	$3,326	$25,941
3 Months Ended 09/30/2021	$3,711	$5,231	$5,219	$5,573	$3,234	$2,691	$1,166	$3,429	$30,254
9 Months Ended 09/30/2022	$11,006	$13,512	$14,598	$14,299	$9,230	$6,860	$6,616	$10,641	$86,762
9 Months Ended 09/30/2021	$11,193	$15,042	$15,746	$15,381	$9,244	$7,442	$4,035	$10,991	$89,074

Division Assets:
09/30/2022	$122,641	$133,286	$128,703	$161,811	$98,914	$100,318	$100,890	$116,938	$963,501
12/31/2021	$115,423	$123,844	$125,568	$152,409	$91,774	$91,753	$90,425	$109,411	$900,607

	3 Months Ended 09/30/2022	3 Months Ended 09/30/2021	9 Months Ended 09/30/2022	9 Months Ended 09/30/2021
	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)
Reconciliation of Revenues:
Total revenues from reportable divisions	$82,904	$72,600	$238,855	$209,941
Corporate finance charges earned, not allocated to divisions	30	22	76	67
Corporate investment income earned, not allocated to divisions	2,040	1,811	5,834	5,549
Timing difference of insurance income allocation to divisions	2,356	2,613	8,315	7,557
Other revenue not allocated to divisions	2	4	21	10
Consolidated Revenues (1)	$87,332	$77,050	$253,101	$223,124

	3 Months Ended 09/30/2022	3 Months Ended 09/30/2021	9 Months Ended 09/30/2022	9 Months Ended 09/30/2021
	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)
Reconciliation of Profit:
Profit per division	$25,941	$30,254	$86,762	$89,074
Corporate earnings not allocated	4,429	4,450	14,245	13,183
Corporate expenses not allocated	(27,229)	(23,419)	(80,844)	(67,231)
Consolidated Income Before Income Taxes	$3,141	$11,285	$20,162	$35,026

Note 1: Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

BRANCH OPERATIONS

J. Patrick Smith, III	Senior Vice President
Joseph R. Cherry	Vice President
M. Summer Clevenger	Vice President
John B. Gray	Vice President
Jerry W. Hughes	Vice President
Marty Miskelly	Vice President
Virginia K. Palmer	Vice President
Jennifer C. Purser	Vice President
Michael Shankles	Vice President
Michael J. Whitaker	Vice President

REGIONAL OPERATIONS DIRECTORS

Sonya Acosta	Carla Eldridge	Tammy Hood	Sylvia McClung	Anthony Seney
Maurice Bize	Jimmy Fairbanks	Sue Iser	Nokie Moore	Greg Shealy
Derrick Blalock	Chad Frederick	Jonathan Kendrick	Lauren Munoz	Tonya Slaten
Nicholas Blevins	Peyton Givens	Steve Knotts	William Murrillo	Cliff Snyder
Janet Brownlee	Kim Golka	Katie Landry	Josh Nickerson	Michael Spriggs
Ron Byerly	Kevin Gray	Becki Lawhon	Mike Olive	Lou Stokes
Bryan Cook	Tabatha Green	Jeff Lee	Deloris O’Neal	Melissa Storck
Stacy Courson	Jenna Henderson	Tammy Lee	Wanda Parham	Harriet Welch
Chris Deakle	Brian Hill	Jeff Lindberg	April Pelphrey	Robert Whitlock
Dee Dee Dunham	Rebecca Holloway	Jimmy Mahaffey	Gerald Rhoden

BRANCH OPERATIONS

ALABAMA
Adamsville	Brewton	Florence	Mobile	Pelham	Sylacauga
Albertville	Clanton	Fort Payne	Moody	Prattville	Talladega
Alexander City	Cullman	Gadsden	Moulton	Robertsdale	Tallassee
Andalusia	Decatur	Hamilton	Muscle Shoals	Russellville (2)	Troy
Arab	Dothan (2)	Huntsville (2)	Opelika	Saraland	Trussville
Athens	Enterprise	Jackson	Oxford	Scottsboro	Tuscaloosa
Bay Minette	Fayette	Jasper	Ozark	Selma	Wetumpka
Bessemer
GEORGIA
Acworth	Canton	Dalton	Greensboro	Manchester	Swainsboro
Adel	Carrollton	Dawson	Griffin	McDonough	Sylvania
Albany (2)	Cartersville	Douglas (2)	Hartwell	Milledgeville	Sylvester
Alma	Cedartown	Douglasville	Hawkinsville	Monroe	Thomaston
Americus	Chatsworth	Dublin	Hazlehurst	Montezuma	Thomasville
Athens (2)	Clarkesville	East Ellijay	Helena	Monticello	Thomson
Augusta	Claxton	Eastman	Hinesville (2)	Moultrie	Tifton
Bainbridge	Clayton	Eatonton	Hiram	Nashville	Toccoa
Barnesville	Cleveland	Elberton	Hogansville	Newnan	Tucker
Baxley	Cochran	Fayetteville	Jackson	Perry	Valdosta
Blairsville	Colquitt	Fitzgerald	Jasper	Pooler	Vidalia
Blakely	Columbus (2)	Flowery Branch	Jefferson	Richmond Hill	Villa Rica
Blue Ridge	Commerce	Forest Park	Jesup	Rome	Warner Robins (2)
Bremen	Conyers	Forsyth	Kennesaw	Royston	Washington
Brunswick	Cordele	Fort Valley	LaGrange	Sandersville	Waycross
Buford	Cornelia	Ft. Oglethorpe	Lavonia	Sandy Springs	Waynesboro
Butler	Covington	Gainesville	Lawrenceville	Savannah	Winder
Cairo	Cumming	Garden City	Macon (2)	Statesboro
Calhoun	Dahlonega	Georgetown	Madison	Stockbridge

KENTUCKY
Elizabethtown	Louisville	Paducah	Shelbyville	Shepherdsville

BRANCH OPERATIONS
(Continued)

LOUISIANA
Abbeville	Covington	Hammond	LaPlace	Morgan City	Ruston
Alexandria	Crowley	Houma	Leesville	Natchitoches	Slidell
Baker	Denham Springs	Jena	Marksville	New Iberia	Sulphur
Bastrop	DeRidder	Kenner	Marrero	Opelousas	Thibodaux
Baton Rouge	Eunice	Lafayette	Minden	Pineville	West Monroe
Bossier City	Franklin	Lake Charles	Monroe	Prairieville	Winnsboro

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Gaffney	Lancaster	Newberry	Spartanburg
Anderson	Chester	Georgetown	Laurens	North Charleston	Summerville
Batesburg- Leesvile	Columbia	Greenwood	Lexington	North Greenville	Sumter
Beaufort	Conway	Greer	Manning	Orangeburg	Union
Boling Springs	Dillon	Hartsville	Marion	Rock Hill	Walterboro
Camden	Easley	Irmo	Moncks Corner	Seneca	Winnsboro
Cayce	Florence	Lake City	Myrtle Beach	Simpsonville	York
Charleston

TENNESSEE
Athens	Dayton	Greeneville	LaFollette	Millington	Savannah
Bristol	Dickson	Hixson	Lebanon	Morristown	Sevierville
Clarksville	Dyersburg	Jackson	Lenoir City	Murfreesboro	Smyrna
Cleveland	Elizabethton	Johnson City	Lexington	Newport	Tazewell
Columbia	Fayetteville	Kingsport	Madisonville	Powell	Tullahoma
Cookeville	Fayetteville	Lafayette	Maryville	Pulaski	Winchester
Crossville	Gallatin

TEXAS
Austin (2)	Conroe	New Braunfels	Pearland	Temple	Texarkana
Bastrop	Longview	Pasadena

DIRECTORS

Ben F. Cheek, IV
Chairman
1st Franklin Financial Corporation
Ben F. Cheek, III
Chairman Emeritus
1st Franklin Financial Corporation
Virginia C. Herring
Vice Chairman, President and Chief Executive Officer
1st Franklin Financial Corporation
Jerry J. Harrison, Jr. Project Engineer 1st Franklin Financial Corporation John G. Sample, Jr. CPA C. Dean Scarborough Retired Retail Business Owner

A. Roger Guimond Retired Executive Officer, 1st Franklin Financial Corporation Jim H. Harris, III Retired Founder / Co-owner Unichem Technologies Retired Founder / Owner / President Moonrise Distillery	Keith D. Watson Chairman Bowen & Watson, Inc.

EXECUTIVE OFFICERS

Ben F. Cheek, IV Chairman

Ben F. Cheek, III Chairman Emeritus

Virginia C. Herring Vice Chairman, President and Chief Executive Officer

Brian J. Gyomory Executive Vice President and Chief Financial Officer

Daniel E. Clevenger, II Executive Vice President - Compliance

Gary L. McQuain Executive Vice President – Chief Operating Officer

Mark J. Scarpitti Executive Vice President – General Counsel Acting Corporate Secretary

Joseph A. Shaw Executive Vice President – Chief Information Officer

Jeffrey R. Thompson Executive Vice President – Human Resources

Chip Vercelli Executive Vice President – Government Affairs

LEGAL COUNSEL

Jones Day 1221 Peachtree Street, N.E. Suite 400 Atlanta, Georgia 30361

INDEPENDENT AUDITORS

Deloitte & Touche LLP 191 Peachtree Street, N.E. Atlanta, Georgia 30303