Form 10-K
period 2022-12-31
1st FRANKLIN FINANCIAL CORP
filed 2023-04-11
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
------------------------------
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________
------------------------------
Commission File Number 2-27985
1st FRANKLIN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-0521233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 East Tugalo Street Post Office Box 880 Toccoa , Georgia	30577
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (706) 886-7571
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
(Cover page 1 of 2 pages)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of it internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 11, 2023
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2022, included as Exhibit 13 hereto, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I
Item 1.    BUSINESS:
The information under the headings “The Company”, page 3 and “Business”, pages 5-13, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2022 (the “Annual Report”) are incorporated herein by reference.
Item 1A.    RISK FACTORS:
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

We could incur significant liability, and our business, financial condition, results of operations and reputation could be harmed, if our information systems are breached or we otherwise fail to protect customer, investor, employee or Company data or systems.

In operating our business, we collect, use, store, transmit and otherwise process certain electronic information, including personal, confidential, proprietary and sensitive data about our customers, investors and employees. We also share and receive electronic information with our vendors and other third parties. This electronic information comprises sensitive and confidential data, including personally identifiable information ("PII") and Company data. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and process electronic information. Our information technology systems, and those of our third-party service providers and vendors, are potentially vulnerable to unauthorized access, damage or interruption from a variety of threats, including cybersecurity breaches, computer viruses, malware, ransomware, theft, lost or misplaced data, scams, misappropriation of data and other types of data and systems-related modes of attack.

We have been, and in the future may be, the target of cyber attacks, including social engineering attacks, phishing attacks and denial-of-service attacks, as well as ransomware cyber attacks where hackers have requested “ransom” payments in exchange for not disclosing stolen electronic information or for unlocking or not disabling our computer or other information systems. Any disruption to the safety, integrity or accessibility of such information or systems could impact our ability to operate our business.

In [November 2022], we became aware of a cyber attack against certain systems within our network environment. The attack temporarily affected operations and caused delays in originating loans at some locations. Data was breached during the incident, whereby the attackers had access to PII of certain Company employees, customers and investors. The incident has been contained, operations have been restored and notifications were provided to affected individuals. The Company has also been named as a defendant in consumer class action lawsuits alleging harm from the cyber attack.

Following the cyber attack, we began undertaking significant remediation efforts and other steps to enhance our cybersecurity and data security infrastructure. We continue to enhance our data security infrastructure and take further steps to prevent unauthorized access to our systems and the data we maintain. Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used by bad actors are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. These cyber attacks have involved and in the future may involve the dissemination, theft, destruction or other compromise of Company or confidential information, including PII. Efforts to resolve any cyber attacks may be unsuccessful, and these efforts involve costs that can be significant. Although we maintain insurance coverage relating to certain cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage in all circumstances (including if the insurer denies future claims) and may not continue to be available to us on economically reasonable terms, or at all.

We could suffer significant financial losses or liabilities, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, as a result of actual or alleged cyber attacks or data security breaches, and these attacks or breaches and their impacts are hard to predict. Further, we cannot ensure that any limitations of liability provisions in our agreements with customers, vendors and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to a particular claim in connection with a cyber attack, breach or other information security incident.

In addition, the legal and regulatory environment related to data privacy and cybersecurity is constantly changing. Privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards being frequently adopted and potentially subject to divergent interpretation or application in different states in a manner that may create inconsistent or conflicting requirements for businesses. The uncertainty and compliance risks created by these legislative and regulatory developments are compounded by the rapid pace of technology development that may affect the use or security of data, including PII. Privacy and cybersecurity laws and regulations often impose strict requirements on the collection, storage, handling, use, disclosure, transfer, security, and other processing of PII. An actual or perceived failure by us or our vendors or service providers to comply with privacy, data protection and information security laws, regulations, standards, policies and contractual obligations could result in legal liabilities, fines, regulatory action and reputational harm that could have a material adverse impact on our business, financial results and financial condition.
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
Item 1B.    UNRESOLVED STAFF COMMENTS:
Not Applicable.
Item 2.    PROPERTIES:
Paragraph 1 of “The Company”, page 3; paragraph 1 (and the accompanying table) of Footnote 8 (Leases) of the Notes to Consolidated Financial Statements, pages 47-48; and the 1st Franklin Financial Corporation Branch Offices directory of branch offices, pages 64-65 of the Annual Report are incorporated herein by reference.
Item 3.    LEGAL PROCEEDINGS:

In March 2023, five putative class action lawsuits, Laney v. 1st Franklin Financial Corporation and Moreland v. 1st Franklin Financial [sic] Corporation, were filed against the Company in the United States District Court for the Northern District of Georgia. The complaints generally assert claims of negligence, breach of implied contract and, in the case of Laney, violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose PII was accessed in the November 2022 cyber-attack on the Company and related data breach. The plaintiffs are seeking equitable and injunctive relief and an unspecified amount of damages in connection with their claims, as well as an award of attorneys’ fees and costs. The Company intends to vigorously defend against these matters.

In addition, from time to time, the Company is involved in various claims and lawsuits incidental to its business. In the opinion of Management based on currently available facts, the ultimate resolution of any such known claims and lawsuits is not expected to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.
Item 4.    MINE SAFETY DISCLOSURES:
Not Applicable.
PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:
"Sources of Funds and Common Stock Matters", page 14 of the Annual Report is incorporated herein by reference.
Item 6.    [Reserved]
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
"Management’s Discussion and Analysis of Financial Condition and Results of Operations", pages 15-22 of the Annual Report is incorporated herein by reference. This section generally discusses 2022 and 2021 operating results and year-to-year comparisons between 2022 and 2021. Discussion of 2020 operating results and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 30, 2022.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
"Quantitative and Qualitative Disclosures About Market Risk”, page 20-21 of the Annual Report is incorporated herein by reference.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
"Report of Independent Registered Public Accounting Firm" and the Company’s Consolidated Financial Statements and Notes thereto, pages 23-58 of the Annual Report are incorporated herein by reference.
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
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 15d-15(e) of the Exchange Act were effective at December 31, 2022.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, Management believes that the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), was effective as of December 31, 2022.
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
Item 9B.    OTHER INFORMATION:
Not Applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS:
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:
DIRECTORS

Name of Director	Age	Director Since	Position(s) with Company

Ben F. Cheek, III (3)(4)(5)	86	1967	Chairman Emeritus

Ben F. Cheek, IV (3)(4)(5)	61	2001	Chairman of the Board

Virginia C. Herring (3)(4)(5)	59	2020	President and Chief Executive Officer

A. Roger Guimond (2)(5)	68	2004	None

James H. Harris, III (1)(2)(5)	69	2014	None

Jerry J. Harrison, Jr. (2)(5)	60	2020	Project Engineer

Donata Ison (2)(5)	38	2023	None

John G. Sample, Jr. (1)(2)(5)	66	2004	None

C. Dean Scarborough (1)(2)(5)	68	2004	None

Keith D. Watson (1)(2)(5)	65	2004	None
(1)Member of Audit Committee.
(2)Mr. Guimond is the retired EVP and Chief Financial Officer of 1st Franklin Financial Corporation where he served for more than 45 years. Mr. Harris, III is the retired owner of Unichem Technologies, Inc., a specialty chemicals company which he founded over 20 years ago. Mr. Harris, III is also former owner of Moonrise Distillery, a producer of spirits, which he formed and owned beginning in 2012. Mr. Harrison, Jr. is presently employed by the Company as Project Engineer - Special Projects. Previously Mr. Harrison, Jr. was the Chief Executive Officer at Five Stand Capital, a private equity firm, since 2007. Ms. Donata Ison is VP Finance Controller at Libra Solutions, specialty finance holding company. Mr. Sample is the retired Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, where he served from 2002 through July 31, 2017. Mr. Scarborough is a retired retail business owner. Mr. Watson is Chairman of the Board of Bowen & Watson, Inc., a general contracting company. Mr. Watson has been with Bowen & Watson since 1980.
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
The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Leadership Team (the “ELT”). Individuals comprising the ELT are as follows: Ms. Herring, Ms. Baker, Messrs. Cheek, IV, Clevenger II, Gyomory, McQuain, Scarpitti, Shaw, Thompson, and Vercelli . The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks. In fulfilling its duties, the Board allocates a portion of its direct oversight responsibilities to various committees. The Audit Committee has specific responsibility for oversight of risks associated with financial accounting, reporting and audits, as well as internal control over financial reporting. The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company. Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the ELT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.
Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporate governance, the Board of Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors. For this purpose, the Board has adopted and considers the independence requirements for companies whose securities are listed for trading on the NASDAQ Stock Market. The Board has determined that a majority of the members of the Board of Directors, specifically Ms. Ison, Messrs. Guimond, Harris, Sample, Scarborough, and Watson, are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Listing Rules). In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
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
The Company is a family owned business. Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof. The ELT establishes the bases for all executive compensation, which compensation is subject to approval by the shareholders in their capacities as such. Additional information concerning the processes and procedures for the consideration and determination of executive officer and director compensation is contained under the heading “Compensation Discussion and Analysis” below.
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

Director	Summary of Qualifications

Ben F. Cheek, III	Retired executive officer of the Company. Previously served as director of a Habersham Bancorp. Has legal background as an attorney. Has 62 years experience with the Company. Has previously served as board member of various consumer industry associations. He has served as director of the Company for 55 years.

Ben F. Cheek, IV	Executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Has been with the Company for 34 years. Currently serves on two of the industry’s state association boards and has previously served as a board member of our industry’s national association.

Virginia C. Herring	Executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Has been with the Company for 34 years.

A. Roger Guimond	Independent director. Retired executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Had been with the Company for more than 45 years. Significant experience in finance and related areas.

James H. Harris, III	Independent director. Has significant executive experience in small to mid-size companies and currently maintains executive position, with responsibility for finance and other matters, which provides him significant knowledge to function as an effective member of our Audit Committee.

Jerry J. Harrison, Jr.	Employee of the Company. Extensive experience in private equity and technology services industry. Has a law degree and significant financial and technology related experience.

Donata Ison	Independent director. Extensive knowledge of accounting and reporting standards and specialty finance industry. Prior experience at an international public accounting firm as well as management experience at middle market operating companies.

John G. Sample, Jr.	Independent director. Extensive knowledge of accounting and reporting standards. Prior experience as an audit partner in an international public accounting firm. Experience and knowledge of the insurance industry through prior executive management positions at operating companies. Serves as board member and Chairman of the Audit Committee at Capital City Bank Group, Inc. (a Tallahassee, Florida bank holding company). Has served as director of the Company for 18 years and is the Company’s Audit Committee Chairman.

C. Dean Scarborough	Independent director. Previously served on board of a community bank. Currently serves as a Commissioner for Stephens County, Georgia, where the Company maintains its headquarters. Has served as director of the Company for 18 years.

Keith D. Watson	Independent director. Previously served on board of a community bank. Has served as director of the Company for 18 years. Maintains executive position with significant oversight responsibility in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s) and Family Relationships	Business Experience

Ben F. Cheek, IV, 61 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 2015.

Ben F. Cheek, III, 86 Chairman Emeritus Father of Ben F. Cheek, IV and Virginia C. Herring	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Effective January 2015, assumed role of Vice Chairman of the Board. During 2020, Mr. Cheek, III transitioned to Chairman Emeritus.

Virginia C. Herring, 59 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV	Joined the Company on a full time basis in 1988 as Developmental Officer. Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001. Effective January 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

Brian J. Gyomory, 55 Executive Vice President and Chief Financial Officer No Family Relationship	Joined the Company in December 2019 as Senior Vice President of Finance. Became Executive Vice President and Chief Financial Officer in April 2021. Prior thereto, was Vice President of Finance at Global Lending Services, LLC beginning 2012.

Gary L. McQuain, 57 Executive Vice President and Chief Operating Officer No Family Relationship	Joined the Company in October 2019 as Senior Operations Vice President. Became Executive Vice President and Chief Operating Officer in May 2020. Prior thereto, was President and CEO of Southern Management Corporation, a financial services company, from October 2017 to August 2019. Prior to that, served as a financial services professional at MidCountry Financial Corp., a financial services holding company, from January 2016 to October 2017, and President of Pioneer Services, a financial services company from January 2016 to October 2017.

Jeffrey R. Thompson, 65 Executive Vice President and Chief Human Resources Officer No Family Relationship	Joined the Company in 2015 as Project Manager. Became Vice President – Human Resources in May 2019. Became Executive Vice President and Chief Human Resources Officer in May 2020.

Mark J. Scarpitti, 50 Executive Vice President and General Counsel and Secretary / Treasurer No Family Relationship	Joined the Company in November 2015 as Vice President – Deputy General Counsel. Became Executive Vice President and General Counsel in August 2021.

Charles E. Vercelli, Jr., 62 Executive Vice President and Chief Government and Regulatory Affairs Officer No Family Relationship	Joined the Company in 2008 as Executive Vice President – General Counsel. Became Executive Vice President and Chief Government and Regulatory Affairs Officer in 2021. Prior thereto, he provided legal services in his privately held law firm.

EXECUTIVE OFFICERS (continued)

Name, Age, Position(s) and Family Relationships	Business Experience
Daniel E. Clevenger, II, 49 Executive Vice President and Chief Compliance Officer No Family Relationship	Joined the Company in February 2015 as Executive Vice President - Compliance. Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation, a collateral recovery company, from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013. Served in private practice of law from 1998 to 2006.

Joseph A. Shaw, 52 Executive Vice President and Chief Information Officer No Family Relationship	Joined the Company in July 2017 as Chief Information Officer and became Executive Vice President and Chief Information Officer in January 2018. Prior thereto, he was a Technology Strategist for a Microsoft consulting firm he founded in 2007.

Julie I. Baker, 61 Executive Vice President and Chief Information Security Officer No Family Relationship	Joined the company in September 2021 as the Chief Information Security Officer and became Executive Vice President and Chief Information Security Officer in March 2023. Prior thereto, was Head of Cyber Innovation at TD Bank, based out of Israel from 2017-2021 and Head of Application Security from 2015-2017. Prior thereto worked on Wall Street in New York City for Citigroup (2006-2014) as SVP, Information Security and Deutsche Bank (2001-2006) as Technical Information Security Officer and Infrastructure Architect. Prior to that was Director of IT for Pace University School of Law (1995-2001) and Manager of Network Services at NYU School of Law (1992-1995).
The term of office of each executive officer expires when a successor is elected by the Board of Directors and qualified. There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer was elected.
The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or any persons performing similar functions, as well as to its directors and other employees. A copy of this code of ethics is publicly available on the Company’s website at: https://www.1ffc.com. The Company will provide a copy of this code of ethics, free of charge, upon any written request. Requests should be directed to Mark Scarpitti, Secretary and Treasurer, 1st Franklin Financial Corporation, P.O. Box 880, Toccoa, Georgia 30577. If we enter into any amendment to this code of ethics, other than a technical, administrative, or non-substantive amendment, or we grant any waiver from a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, we will disclose the nature of the amendment or waiver on our website. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.
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

Item 11.EXECUTIVE COMPENSATION:
Compensation Discussion and Analysis
Overall Philosophy:
The overall financial objective of the Company is to achieve or exceed specific annual and long-term strategic goals set by the Executive Leadership Team (described below, the “ELT”), from time to time, while maintaining a healthy and stable financial position. It is part of the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the motivation to achieve, and achievement of, these goals and is designed to attract and retain top executives, and to incentivize and reward the executive officers for their efforts and successes, while properly balancing the encouragement of risk-taking behavior.
Role of Executive Officers in Compensation Decisions:
The Company is a family-owned business. Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions). The ELT, which consists of certain executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Mr.Cheek IV, and Ms. Herring, who are shareholders of the Company and Mr. Cheek, III, retired executive officer. At December 31, 2022, the ELT consisted of Ms. Herring, Ms. Baker, Messrs. Cheek IV, Gyomory, Clevenger, McQuain, Scarpitti, Shaw, Thompson, and Vercelli. For the foregoing reasons the Company has not historically engaged any independent compensation consultant to advise on compensation related matters.
Components of Compensation:
The principal components of the Company’s executive compensation program include base salary, discretionary bonus awards and non-equity incentive plan compensation. The Company also expects that earnings on non-qualified deferred compensation amounts and other compensation opportunities, including certain perquisites as detailed below, will meaningfully add to each executive officer’s overall total compensation each year. Given the closely held nature of the Company, the Company does not have available for grant, and does not deem it appropriate to pay, any equity-based compensation. The ELT takes into account this fact annually when determining other components and amounts of compensation.
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
Bonus Awards:
Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the ELT and approved by Mr. Cheek IV, Ms. Herring, who are shareholders of the Company. The ELT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards. As in prior years, in 2022 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus. In addition to this 4% bonus, Mr. Cheek, IV and Ms. Herring retain the discretion to award certain additional amounts.
Non-Equity Incentive Compensation:
As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held Ms. Virgina C. Herring and Messrs. Ben F. Cheek, IV, and Mr. David W. Cheek. As a result, the Company does not grant stock or other equity based awards. In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the ELT has, historically, adopted annual incentive compensation plans. Consistently therewith, in the first quarter of 2022 the ELT approved the Company’s 2022 Executive Bonus Plan (the “2022 Bonus Plan”). Mr. Cheek, III voluntarily elected not to participate in the 2022 Bonus Plan.
The 2022 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2022 Bonus Plan, at inception, a minimum pre-tax income requirement of $17.5 million was established as a threshold goal required to be achieved in order for any payouts to be made under such plan. The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income of the Company, plus the Company's projected accrued incentive bonus at December 31, 2021, multiplied by 50%. The ELT believed using a trailing three-year average metric would incent management to focus on long-term growth, and not be disproportionately focused on short-term results. The ELT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the ELT believes pre-tax income represents an appropriate measure of profitability for the Company.
If that threshold was met, payouts under the 2022 Bonus Plan were based on the achievement of personal and department goals and the performance evaluation. The bonus will be paid on an individual basis as a percentage of the participant’s base salary. The plan allows for a bonus range of 0% to 65% of the participant's base salary.
In 2022, the Company surpassed the $17.5 million pre-tax income threshold goal.
In accordance with discretion afforded to the ELT under the 2022 Bonus Plan, amounts paid to each executive officer, other than Mr. Cheek, III, varied within the payout range depending on personal performance milestones and department goals as determined by the ELT. The actual amounts paid to each executive officer are set out in the Summary Compensation Table which follows, under the heading “Non-Equity Incentive Plan Compensation”.
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
As a result of certain federal limitations on the ability of management or highly compensated employees (within the respective meanings of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) to participate in such plans, the Company has established the Company’s Executive Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, the Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Code) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution on the amount of their salary above the Section 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan. The ELT determined that it was appropriate to offer the Deferred Compensation Plan, and the matching contribution consistent with the level provided by employees generally, to such persons as if they were eligible to participate in Company sponsored plans open to other employees.

Perquisites and Other Compensation:
The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives. The ELT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers. In conducting this review, the ELT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2022, determined that these amounts were appropriate.

Select Company executive officers are provided the use of Company-owned automobiles. These amounts are included in the taxable income of the executive officers. These amounts are included in the taxable income of the executive officers. In addition, the Company generally provides certain insurance benefits to its executive officers. This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority. In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits. In 2022, Messrs. Cheek, IV and Ms. Herring received this benefit. In addition, during 2022, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.
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
For similar reasons, due to the nature of compensation and the fact that a change in control of the Company is unlikely without significant input and approval from the ELT and the Company’s closely-held ownership, the ELT has determined that it is not necessary to condition any payments upon, or make any amounts contractually payable upon, any change in control of the Company.
Compensation Committee Report:
In the absence of a standing compensation committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Management and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Board of Directors:
Ben F. Cheek, III	Jerry L. Harrison, Jr.
Ben F. Cheek. IV	Donata Ison
Virginia C. Herring	John G. Sample, Jr.
A. Roger Guimond	C. Dean Scarborough
James H. Harris, III	Keith D. Watson

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
			(1)	(2)	(3)
Ben F. Cheek, IV Chairman	2022	$328,564	$95,816	$—	$93,344	$517,724
	2021	$321,384	$95,301	$208,899	$59,603	$685,186
	2020	$321,384	$96,157	$114,965	$58,192	$590,698
Virginia C. Herring President and CEO	2022	$417,000	$252,208	$122,211	$118,036	$909,455
	2021	$402,000	$251,477	$261,300	$99,484	$1,014,260
	2020	$398,833	$247,667	$145,709	$66,425	$858,634
Brian J. Gyomory Executive Vice President and Chief Financial Officer	2022	$300,500	$12,500	$91,585	$23,441	$428,026
	2021	$265,500	$11,053	$172,575	$3,609	$452,737
	2020	$—	$—	$—	$—	$—
Gary L. McQuain Executive Vice President and Chief Operating Officer	2022	$416,500	$17,345	$125,582	$39,719	$599,146
	2021	$398,750	$16,051	$259,188	$21,725	$695,715
	2020	$366,667	$14,667	$133,957	$17,188	$532,479
Charles E. Vercelli, Jr. Executive Vice President and Chief Government and Regulatory Affairs Officer	2022	$269,980	$15,599	$114,292	$136,341	$536,212
	2021	$315,500	$15,020	$244,075	$71,333	$645,928
	2020	$315,668	$15,341	$132,862	$56,179	$520,050
(1)For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2)For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3)All other compensation for the Company’s named executive officers for 2022 is detailed as follows:

All Other Compensation
Name	Personal Use of Company Auto or Airplane	Insurance Premiums	Director Fees and/or Deferred Salary (a)	Company Contribution To Deferred Compensation Plan	Total

Ben F. Cheek, IV	$38,241	$9,051	$35,000	$11,052	$93,344
Virginia C. Herring	$50,511	$14,976	$35,000	$17,549	$118,036
Brian J. Gyomory	$1,956	$819	$12,000	$8,666	$23,441
Gary L. McQuain	$8,908	$819	$12,000	$17,992	$39,719
Charles E. Vercelli, Jr.	$—	$831	$120,000	$15,509	$136,340
(a)Mr. Vercelli elected to defer $120,000 in salary. Mr. McQuain elected to defer $12,000 in salary. Mr. Gyomory elected to defer $12,000 in salary. See "Executive Nonqualified Deferred Compensation Plan" and "Director Compensation" below.

Grants of Plan-Based Awards
In 2022, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2022 Bonus Plan. The following table sets forth certain information with respect to award eligibility and payments for the fiscal year ended December 31, 2022 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, IV	3/1/2022	$—	$106,783	$213,567
Virginia C. Herring	3/1/2022	$—	$135,525	$271,050
Brian J. Gyomory	3/1/2022	$—	$101,563	$203,125
Gary L. McQuain	3/1/2022	$—	$139,263	$278,525
Charles E. Vercelli, Jr.	3/1/2022	$—	$126,744	$253,487
(1)Represented estimated possible payouts under the 2022 Bonus Plan. The “Threshold” column reflects the payout which would have occurred if each performance goal as set out in the 2022 Bonus Plan was met, and payouts were made at the minimum level (0%) of salary. The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2022 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (32.5%). The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2022 Bonus Plan was met, and payouts were made at the maximum level (65.0%) of salary.
Compensation Committee Interlocks and Insider Participation
The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof. The ELT establishes the bases for all executive compensation, which compensation is approved by shareholders Messrs. Cheek, III and Cheek, IV and Ms. Herring.
During 2022, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.
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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year(1)	Registrant Contributions In Last Fiscal Year(2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, IV	$35,000	$11,052	$22,143	$—	$729,848
Virginia C. Herring	$35,000	$17,549	$4,327	$—	$142,478
Brian J. Gyomory	$12,000	$8,666	$272	$—	$2,790
Gary L. McQuain	$12,000	$17,992	$701	$—	$16,907
Charles E. Vercelli, Jr.	$120,000	$15,510	$13,049	$—	$368,675
(1)Mr. Vercelli elected to defer $120,000 in salary. Mr. McQuain elected to defer $12,000 in salary. Mr. Gyomory elected to defer $12,000 in salary. See the "All Other Compensation" portion of the "Summary Compensation Table" above, and "Director Compensation" below.
(2)Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.
Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total
Ben F. Cheek, III	$—	$—	$—
Ben F. Cheek, IV	$35,000	$—	$35,000
A. Roger Guimond	$35,000	$—	$35,000
James H. Harris, III	$35,000	$—	$35,000
Jerry J. Harrison, Jr.	$35,000	$—	$35,000
Virginia C. Herring	$35,000	$—	$35,000
John G. Sample, Jr.	$40,000	$—	$40,000
C. Dean Scarborough	$35,000	$—	$35,000
Keith D. Watson	$35,000	$—	$35,000
In 2022, each member of the Board was entitled to receive $35,000 per year for service as a member of the Board of Directors, including service on any committee thereof. The Chairman of the Audit Committee was entitled to additional $5,000. Messrs. Cheek IV and Sample elected to receive their 2022 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).
Chief Executive Officer Compensation Ratio
For the 2022 fiscal year, the ratio of the annual total compensation of Ms. Virginia C. Herring, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 19.1 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below. In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.” For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2022 (the “Determination Date”).
CEO Compensation for purposes of this disclosure represents the total compensation reported for Ms. Virginia C. Herring for 2022 under the “Total” column of the “Summary Compensation Table” for the 2022 fiscal year. For purposes of this disclosure, Median Annual Compensation was $45,837, and was calculated by totaling for our

Median Employee all applicable elements of compensation for the 2022 fiscal year in accordance with Item 402(c)(2)(x) of Regulation S-K.
To identify the Median Employee, we first determined our employee population as of the Determination Date. We had 1,575 employees, representing all full-time and part-time employees. This number does not include any independent contractors, as permitted by the applicable SEC rules. We then measured compensation for the period beginning on January 1, 2022 and ending on December 31, 2022. This compensation measurement was calculated by totaling for each employee gross taxable earnings salary, bonus, sick pay, vacation pay and other compensation as shown in our payroll and human resources records for 2022.
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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4500 Barony Dr.
Suwanee, Georgia 30024
(b)Security Ownership of Management:
Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2022, by (i) Directors who were then serving in such capacity and executive officers of the Company named in the summary compensation table and (ii) all directors and executive officers of the Company as a group. Except as described below, each person has sole “beneficial” ownership of such shares.

Name	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,405 Shares - Direct	4.40%
	Non-Voting Common Stock	38,089 Shares – Indirect (1)	22.63%

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,911 Shares - Direct	4.70%
	Non-Voting Common Stock	38,088 Shares – Indirect (1)	22.63%

Brian J. Gyomory	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

James H. Harris, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Jerry J. Harrison, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Donata Ison	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All directors and executive officers as a group (11 persons)	Voting Common Stock	1,288 Shares - Direct	75.76%
	Non-Voting Common Stock	15,316 Shares - Direct	9.10%
	Non-Voting Common Stock	76,177 Shares- Indirect (1)	45.26%
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
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:
Related Party Transactions:
The Company leases its home office buildings for a total of $151,200 per year from Franklin Enterprises, Inc. under leases which expire December 31, 2024. Effective July 1, 2022, the Company entered into a lease with Franklin Enterprises, Inc. for rental of office space for its marketing department at a cost of $9,600 per year. This lease expires June 30, 2027. Messrs. Cheek, III, Cheek, IV, and Ms. Herring, directors and executive officers of the Company own 66.67%, 11.11% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties. The aggregate dollar amount of all remaining periodic payments due during these lease terms is $351,000.
During 1998, the Company extended a loan to a real estate development partnership of which David Cheek (the adult son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The loan was renewed effective July 20, 2022. The balance on this commercial loan (including principal and accrued interest) was $1,959,772 at December 31, 2022, which was also the maximum amount outstanding during the year. There were no principal or interest payments applied against this loan during 2022. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 8.00%. The interest rate adjusts whenever the prime rate changes.
Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement. The life insurance policy insures A. Roger Guimond, retired executive officer of the Company. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended, effectively making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $12,187 for interest accrued during 2022 was applied to the loan on December 30, 2022. No principal payments on this loan were made in 2022. The balance on this loan at December 31, 2022 was $468,422. This was the maximum amount outstanding during the year.
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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES:
The Company was billed for professional services provided during fiscal years 2022 and 2021 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee. Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.
The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

	Fee Amount 2022	Fee Amount 2021
Services Provided:
Audit Fees (1)	$397,362	$361,900
Audit Related Fees (2)	151,295	27,150
Tax Fees (3)	151,568	132,394
Total	$700,225	$521,444
(1)Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2022 and 2021, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2022 and 2021 fiscal years.
(2)Fees in connection with the audit of the Company’s 401(k) retirement plan.
(3)Fees billed by Deloitte Tax LLP for professional services rendered for tax compliance, tax advice and tax planning. The services included the preparation of the Company’s and its subsidiaries’ tax returns.
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

		Report of Independent Registered Public Accounting Firm.

		Consolidated Statements of Financial Position at December 31, 2022 and 2021.

		Consolidated Statements of Income for the three years ended December 31, 2022.

		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022.

		Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2022.

		Consolidated Statements of Cash Flows for the three years ended December 31, 2022.

		Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule:

		Report of Independent Registered Public Accounting Firm.

		Condensed Statements of Financial Position at December 31, 2022 and 2021.

		Condensed Statements of Income for the three years ended December 31, 2022.

		Condensed Statements of Comprehensive Income for the three years ended December 31, 2022.

		Condensed Statements of Stockholders’ Equity for the three years ended December 31, 2022.

		Condensed Statements of Cash Flows for the three years ended December 31, 2022.

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

(c)
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 25, 2021, by and among the Company, Wells Fargo Bank, N.A., as Agent for the lenders, and other financial institutions from time to time party thereto (incorporated by reference to the Company's Form 10-K filed with the SEC on March 31, 2022).

(d)
Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 17, 2021, by and among the Company, Wells Fargo Bank, N.A. as Agent for the lenders, and other financial institutions party thereto (incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed with the SEC on November 19, 2021). *

(e)
Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 7, 2022, by and among the Company, Wells Fargo Bank, N.A. as Agent for the lenders, and other financial institutions party thereto (incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed with the SEC on November 14, 2022). *

	(f)	Director Compensation Summary Term Sheet. *

	(g)	Form of the Company’s 2023 Executive Bonus Plan. *

13.	Annual Report.

21.	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2010).

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
Item 16.    FORM 10-K SUMMARY:
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

April 11, 2023	By: /s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Chairman of Board	April 11, 2023

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Chairman Emeritus	April 11, 2023

/s/ Virginia C. Herring
(Virginia C. Herring)	Director, President and Chief Executive Officer	April 11, 2023

/s/ Brian J. Gyomory
(Brian J. Gyomory)	Executive Vice President and Chief Financial Officer	April 11, 2023

/s/ A. Roger Guimond
(A. Roger Guimond)	Director	April 11, 2023

/s/ James H. Harris, III
(James H. Harris, III)	Director	April 11, 2023

/s/ Jerry J. Harrison, Jr.
(Jerry J. Harrison, Jr.)	Director	April 11, 2023

/s/ Donata Ison
(Donata Ison)	Director	April 11, 2023

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	April 11, 2023

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	April 11, 2023

/s/ Keith D. Watson
(Keith D. Watson)	Director	April 11, 2023

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
(a)Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference, every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:
(1)Any annual report to security holders covering the registrant's last fiscal year; and
(2)Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.
(b)The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.
(c)This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2022, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of 1st Franklin Financial Corporation
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and have issued our report thereon dated April 11, 2023; such consolidated financial statements and report are included in your 2022 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
April 11, 2023

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2022 AND 2021
ASSETS

	2022	2021

CASH AND CASH EQUIVALENTS	$6,659,184	$694,240

RESTRICTED CASH	532,706	1,107,688

LOANS:
Direct Cash Loans	911,821,593	873,432,972
Real Estate Loans	37,323,155	45,972,414
Sales Finance Contracts	146,507,130	118,959,994
	1,095,651,878	1,038,365,380

Less: Unearned Finance Charges	154,630,023	151,081,033
Unearned Insurance Commissions	26,914,714	28,486,409
Allowance for Credit Losses	75,210,063	67,311,208
	838,897,078	791,486,730

INVESTMENTS IN SUBSIDIARIES	248,545,940	262,106,133

INVESTMENT SECURITIES:
Available for Sale, at fair market value	380,316	418,548

OTHER ASSETS:
Land, Buildings, Equipment and Leasehold Improvements,
Less accumulated depreciation and amortization of $50,116,238 and $46,347,589 in 2022 and 2021, respectively	13,111,394	12,265,626
Operating Lease Right-of-Use Assets	38,153,238	34,768,208
Miscellaneous	16,644,400	8,877,807
	67,909,032	55,911,641

TOTAL ASSETS	$1,162,924,256	$1,111,724,980

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2022 AND 2021
LIABILITIES AND STOCKHOLDERS' EQUITY

	2022	2021
SENIOR DEBT:
Notes Payable to Banks	$67,531,000	$60,300,000
Senior Demand Notes, including accrued interest	112,325,674	104,043,479
Commercial Paper	624,585,553	552,192,882
	804,442,227	716,536,361

ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
Operating Lease Liabilities	39,019,208	35,439,377
Other Accounts Payable and Accrued Expenses	31,163,971	33,299,145
	70,183,179	68,738,522

SUBORDINATED DEBT	29,005,826	29,692,344

Total Liabilities	903,631,232	814,967,227

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	—	—
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2022 and 2021	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Accumulated Other Comprehensive Income	(26,401,816)	9,736,651
Retained Earnings	285,524,840	286,851,102
Total Stockholders' Equity	259,293,024	296,757,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,162,924,256	$1,111,724,980

Senior Demand Notes, including accrued interest
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
INTEREST INCOME:
Finance Charges	$266,963,826	$236,651,728	$213,087,060
Investment Income	(18,381)	309,412	21,732
	266,945,445	236,961,140	213,108,792

INTEREST EXPENSE:
Senior Debt	27,483,876	22,786,460	20,748,957
Subordinated Debt	971,958	977,093	922,083
	28,455,834	23,763,553	21,671,040

NET INTEREST INCOME	238,489,611	213,197,587	191,437,752

PROVISION FOR CREDIT LOSSES	84,287,916	42,183,163	56,689,484

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	154,201,695	171,014,424	134,748,268

NET INSURANCE INCOME	21,957,943	20,664,481	19,663,742

OTHER REVENUE	6,939,179	7,029,120	5,527,562

OPERATING EXPENSES:
Personnel Expense	113,732,789	109,011,575	99,684,473
Occupancy Expense	18,173,248	17,382,787	17,568,423
Other Expense	56,955,705	47,765,457	43,592,038
	188,861,742	174,159,819	160,844,934

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(5,762,925)	24,548,206	(905,362)

PROVISION FOR INCOME TAXES	655,722	595,915	205,779

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	22,578,274	17,908,716	17,001,403

NET INCOME	$16,159,627	$41,861,007	$15,890,262

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
Net Income	$16,159,627	$41,861,007	$15,890,262

Other Comprehensive Income (Loss):
Net changes related to available-for-sale Securities:
Unrealized (losses) gains	(45,165,474)	(3,858,538)	4,658,116
Income tax benefit (provision)	9,479,082	816,053	(989,588)
Net unrealized (losses) gains	(35,686,392)	(3,042,485)	3,668,528

Less reclassification of gains to net income	452,074	487,791	16,447

Total Other Comprehensive (Loss) Income	(36,138,467)	(3,530,276)	3,652,081

Total Comprehensive (Loss) Income	$(19,978,840)	$38,330,731	$19,542,343

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2019	170,000	170,000	251,711,270	9,614,846	261,496,116

Comprehensive Income:
Net Income for 2020	—	—	15,890,262	—
Other Comprehensive Income	—	—	—	3,652,081
Total Comprehensive Income	—	—	—	—	19,542,343
Cumulative Change in Accounting Principle	—	—	(2,158,161)	—	(2,158,161)
Cash Distributions Paid	—	—	(440,970)	—	(440,970)

Balance at December 31, 2020	170,000	$170,000	$265,002,401	$13,266,927	$278,439,328

Comprehensive Income:
Net Income for 2021	—	—	41,861,007	—
Other Comprehensive Loss	—	—	—	(3,530,276)
Total Comprehensive Income	—	—	—	—	38,330,731
Cash Distributions Paid	—	—	(20,012,306)	—	(20,012,306)
Balance at
Balance at December 31, 2021	170,000	$170,000	$286,851,102	$9,736,651	$296,757,753

Comprehensive Income:
Net Income for 2022	—	—	16,159,627	—
Other Comprehensive Loss	—	—	—	(36,138,467)
Total Comprehensive Loss	—	—	—	—	(19,978,840)
Cash Distributions Paid	—	—	(17,485,889)	—	(17,485,889)

Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,159,627	$41,861,007	$15,890,262
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	84,287,916	42,183,163	56,689,484
Depreciation and amortization	4,425,985	4,629,756	4,837,876
Equity in undistributed earnings of subsidiaries	(22,578,274)	(17,908,716)	(17,001,403)
Gain on sale of marketable securities and equipment and premium amortization on securities	38,232	(301,151)	(50,194)
(Increase) decrease in miscellaneous assets	(7,647,230)	(893,761)	(4,754,772)
Increase (decrease) in other liabilities	(2,135,176)	7,029,138	8,728,119
Cash Provided	72,551,080	76,599,436	64,339,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(602,792,430)	(588,636,277)	(516,978,375)
Loan payments	471,094,166	451,062,343	410,369,366
Capital expenditures	(5,219,242)	(3,339,606)	(3,022,147)
Proceeds from sale of equipment	22,929	35,088	67,462
Cash Used	(136,894,577)	(140,878,452)	(109,563,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Senior Demand Notes	8,282,195	17,420,976	10,372,708
Advances on credit line	213,677,200	164,964,653	193,849,330
Payments on credit line	(206,446,200)	(223,564,653)	(186,299,330)
Commercial paper issued	135,878,572	161,768,917	139,155,810
Commercial paper redeemed	(63,485,901)	(41,849,573)	(110,373,572)
Subordinated debt issued	5,759,655	6,963,742	6,916,788
Subordinated debt redeemed	(6,446,173)	(7,346,797)	(5,846,413)
Dividends / distributions paid	(17,485,889)	(20,012,306)	(440,970)
Cash Provided	69,733,459	58,344,959	47,334,351

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,389,962	(5,934,057)	2,110,029

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	1,801,928	7,735,985	5,625,956

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$7,191,890	$1,801,928	$7,735,985

Cash paid during the year for:
Interest	$27,264,793	$23,000,475	$21,119,661
Income Taxes	309,000	219,000	126,629
Non-cash transactions
ASC 842 - Lease Assets and Associated Liabilities	9,553,566	7,069,375	7,785,716

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
Basis of Presentation
The parent company financial statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, the Company’s wholly owned subsidiaries are recorded based on the subsidiaries' net assets (similar to presenting them on the equity method).
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