Form 10-Q
period 2023-03-31
1st FRANKLIN FINANCIAL CORP
filed 2023-05-15
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2023
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the three months ended March 31, 2023 is incorporated by reference herein. See Exhibit 13.
Condensed Consolidated Statements of Financial Position (Unaudited): March 31, 2023 and December 31, 2022
Condensed Consolidated Statements of Income and Retained Earnings (Unaudited): Three Months Ended March 31, 2023 and March 31, 2022
Condensed Consolidated Statements of Comprehensive Income (Unaudited): Three Months Ended March 31, 2023 and March 31, 2022
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited): Three Months Ended March 31, 2023 and March 31, 2022
Condensed Consolidated Statements of Cash Flows (Unaudited): Three Months Ended March 31, 2023 and March 31, 2022
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the three months ended March 31, 2023 is incorporated by reference herein. See Exhibit 13.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three months ended March 31, 2023 is incorporated by reference herein. See Exhibit 13.
ITEM 4.    Controls and Procedures:
We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings:
Between March and April 2023, five putative class action lawsuits were filed against the Company in the United States District Court for the Northern District of Georgia. The complaints generally assert claims of negligence, breach of implied contract and, in one case, violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose personally identifiable information (“PII”) was accessed in the previously disclosed November 2022 cyber-attack on the Company and related data breach. The plaintiffs are seeking equitable and injunctive relief and an unspecified amount of damages in connection with their claims, as well as an award of attorneys’ fees and costs. The Company intends to vigorously defend against these matters. On May 4, 2023, the Court entered a sua sponte Order consolidating all five (5) cases into one which is captioned Morehead v. 1st Franklin Financial Corporation, Case No. 2023-CV-0038=SCJ.

In addition, the Company is, and expects to be, involved in various legal proceedings incidental to its business from time to time. In the opinion of Management, the ultimate resolution of any such known claims or proceedings is not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.
ITEM 6.    Exhibits:

(a)Exhibits:
13	Quarterly Report to Investors as of and for the Three Months Ended March 31, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: May 15, 2023

Exhibit 13
1st
FRANKLIN
FINANCIAL
CORPORATION
QUARTERLY
REPORT TO INVESTORS
AS OF AND FOR THE
THREE MONTHS ENDED
MARCH 31, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following narrative is Management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “our” or “we”) financial condition and operating results as of and for the three-month periods ended March 31, 2023 and 2022. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s 2022 Annual Report. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.
Forward-Looking Statements:
Certain information in this discussion and other statements contained in this Quarterly Report are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. The Company's actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein which involve known and unknown risks and uncertainties. Possible factors that could cause actual future results to differ from expectations include, but are not limited to, adverse general economic conditions, including changes in employment rates or in the interest rate environment, unexpected reductions in the size or collectability of our loan portfolio, unexpected increases in our allowance for credit losses, reduced sales or increased redemptions of our securities, unavailability of borrowings under our credit facility, federal and state regulatory changes affecting consumer finance companies, unfavorable outcomes in legal proceedings and adverse or unforeseen developments in any of the matters described under “Risk Factors” in our 2022 Annual Report, as well as other factors referenced elsewhere in our filings with the Securities and Exchange Commission from time to time. The Company undertakes no obligation to update any forward-looking statements, except as required by law.
The Company:
We are engaged in the consumer finance business, primarily in making consumer installment loans to individuals. Other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans on real estate. All of our loans are at fixed rates, and contain fixed terms and fixed payments. As of March 31, 2023, the Company’s business was operated through 119 branch offices in Georgia, 46 in Alabama, 43 in South Carolina, 40 in Mississippi, 40 in Tennessee, 37 in Louisiana, 14 in Texas, 7 in Kentucky, and 1 in Virginia. The Company and its operations are guided by a strategic plan which includes planned growth through strategic expansion of our branch office network. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.
As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. The attack temporarily affected operations and caused delays in originating and servicing loans and investments at some locations. During the incident, the attackers had access to personally identifiable information ("PII") of certain Company employees, customers, and investors. The incident which only affected systems, was limited to the Company's on-site file directory system, but not its off-site core operating system. Full lending and investing operations were restored within days of the incident, and the Company provided notifications to all potentially-affected individuals. As of May 15, 2023, the Company is named as a defendant in one consolidated consumer class action suit (originally began as five separate cases alleging harm from the cyber-attack). The Company maintains a cyber insurance policy that we expect indemnify the company for the majority of the costs of investigation, remediation, business interruption, and costs pertaining to the breach.

Financial Condition:
The Company’s total assets decreased $10.1 million (0.6%) to $1,152.8 million at March 31, 2023 compared to $1,162.9 million at December 31, 2022. The decrease was primarily due to a lower loan portfolio and was partially offset by increases in cash and in the investments in securities portfolio.
Cash and cash equivalents (excluding restricted cash) increased $4.5 million (9%) at March 31, 2023 compared to prior year-end. Funds generated from operations and an increase in sales of the Company’s senior debt securities were responsible for the increase. Restricted cash consists of funds maintained in restricted accounts at the Company's insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers. At March 31, 2023, restricted cash increased $0.6 million (4%) compared to December 31, 2022. See Note 3, "Investment Securities" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of amounts held in trust.
Gross Loan originations decreased $19.7 million for the three-month period ended March 31, 2023 compared to the same period last year. Our net loan portfolio decreased $19.9 million (2%) to $780.4 million at March 31, 2023 compared to $800.3 million at December 31, 2022. Included in our net loan portfolio is our allowance for credit losses which reflects estimated current expected credit losses in the loan portfolio as of the date of the statement of financial position. Management decreased the allowance $0.7 million to $74.5 million at March 31, 2023, compared to $75.2 million at December 31, 2022. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses inherent in the portfolio as of March 31, 2023; however, unexpected changes in trends or deterioration in economic conditions could result in additional changes in the allowance. Any change in our allowance for credit losses could have a material impact on our results of operations or financial condition in the future.
The Company’s investment securities portfolio increased $3.9 million (2%) compared to the prior year-end. The majority of the increase was due to an increase in fair market values. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. Investment securities have been designated as “available for sale” at March 31, 2023 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Other assets increased $0.8 (1%) at March 31, 2023 compared to December 31, 2022. Operating lease right-of-use assets increased $1.6 million (4%) mainly due to an increase in the number branches in the Company's network. Other assets decreased by $0.8 million (2%). Increases in miscellaneous receivables were offset by decreases in prepaid expenses.
The Company's senior debt is comprised of a line of credit from a bank and the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at March 31, 2023 was $840.2 million compared to $833.4 million at December 31, 2022, representing an increase of $6.8 million (1%). The Company had out-flows of cash with a distribution of $10.3 million for the 2022's incentive bonus program, a decrease of $5.7 million in senior demand notes, and a decrease of $0.8 million in subordinated debentures. The Company had an in-flow of cash through its normal business operations of $5.1 million. This resulted in an increase in the outstanding balance on the bank line of credit by $13.0 million.
Operating lease liabilities increased $1.6 million (4%) while accrued expenses and other liabilities decreased $14.3 million (46%) to $16.8 million at March 31, 2023 compared to $31.2 million at December 31, 2022. Payment of $10.3 million for 2022 incentive bonuses in February 2023 was the primary factor causing the decrease in accrued expenses and other liabilities.
Results of Operations:
During the three-month period ended March 31, 2023, total revenues were $84.3 million compared to $81.7 million during the same period a year ago. Growth in the Company’s loan portfolio since the prior year comparable period resulted in higher interest and finance charge revenue. The increase was partially offset by a $0.3 million decrease in insurance premium and commission revenue.

Net loss was $6.7 million for the three-month period ended March 31, 2023, which is a $12.7 million change compared to the net income of $6.1 million for the period ended March 31, 2022. Higher revenues were offset by higher other expenses, higher interest costs and an increased provision for loan losses during the quarter just ended compared to a year ago.
Net Interest Income
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income increased $0.5 million during the three-month period ended March 31, 2023 compared to the same period in 2022. An increase in our average daily net loan balances of $36.2 million (4%) during the three months just ended compared to the same period a year ago resulted in higher interest and finance charges earned during the current year.
Average daily borrowings increased $69.7 million (9%) during the three-month period ended March 31, 2023, compared to the same period in 2022. The Company's average borrowing rates were 4.00% and 3.37% during the three-month period ended March 31, 2023, and 2022, respectively. Interest expense increased $2.4 million (37%) during the three-month period just ended compared to the same period a year ago due to the higher average daily borrowings.
Management projects that, based on historical results and current estimates, average net receivables will grow during the remainder of 2023, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact our net interest income.
Insurance Revenue
Insurance revenues were $0.3 million (2%) lower during the three-month period ended March 31, 2023, compared to March 31, 2022. Insurance claims and expenses decreased $0.7 million (13%) during the three-month period just ended compared to the same period a year ago.
Other Revenue
Other revenue increased $0.1 million (6%) during the three-month ended March 31, 2023, compared to the same period a year ago mainly due to increased sales of auto club memberships offered to loan customers and a cash-back rebate received by the company's credit card.
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
The provision for credit losses increased $9.0 million (54%) during the three-month period ended March 31, 2023 compared the same period last year. Net charge-offs increased $10 million (67%) to $26.1 million and $15.7 million during the three-month period ended March 31, 2023, and 2022, respectively.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions. The percent of the loan portfolio greater than 30 days delinquent is 7.37% at March 31, 2023 compared to 9.44% at December 31, 2022. The ratio of bankrupt accounts to the loan portfolio balance was 1.62% at March 31, 2023 and 1.56% at December 31, 2022, respectively.

Management considers recent economic factors in its analysis. The U.S. Federal Reserve raised the Federal Funds Rate for the 10th consecutive time on May 3, 2023, representing a cumulative increase of 5% since March 2022’s near zero rate. The benchmark Federal Funds Rate is at a 16-year high. Despite the central bank’s efforts, prices of consumer goods have increased, although energy prices appear to have stabilized. Unemployment remains near historic lows at 3.4% as of April 2023. The Federal Reserve Chairman Powell stated that conditions in the banking sector improved since the failure of two large banks in March.

The allowance for credit losses decreased by $0.7 million to $74.5 million which includes a qualitative adjustment of $7.6 million, for the three-month period ended March 31, 2023, compared to the prior year-end.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at March 31, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future period, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Other Operating Expenses
Other operating expenses increased $4.5 million (10%) during the three-month period ended March 31, 2023, compared to the same period a year ago. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense increased $0.2 million (1%) during the three-month period ended March 31, 2023, compared to the same period in 2022. Inflation-based salary adjustments for certain team members were offset by the lower bonus accrual for the three-month period.
Occupancy expenses increased $0.8 million (18%) during the three-month period ended March 31, 2023, compared to the same period a year ago. Increases in depreciation expenses due to additional fixed assets purchased, monthly rent expenses, and maintenance expenses attributed to the increase in occupancy expenses.
Other expenses increased $3.5 million (25%) during the three-month period ended March 31, 2023, compared to the same period in 2022. Higher consultant fees, information technology expenses, credit bureau dues, and legal and audit fees were the primary factors driving the increase in miscellaneous other operating expenses during the three-month period ended March 31, 2023 as compared to the same period in 2022.
Income Taxes
The Company has elected to be, and is, treated as an S corporation for income tax reporting purposes. Taxable income or loss of an S corporation is passed through to, and included in, the individual tax returns of the shareholders of the Company, rather than being taxed at the corporate level. Notwithstanding this election, however, income taxes continue to be reported for, and paid by, the Company's insurance subsidiaries as they are not allowed to be treated as S corporations, and for the Company’s state taxes in Louisiana, which does not recognize S corporation status. Deferred income tax assets and liabilities are recognized and provisions for current and deferred income taxes continue to be recorded by the Company’s subsidiaries. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.

Effective income tax rate was -17% during the three-month period ended March 31, 2023 compared to 11% and during the three-month period ended March 31, 2022. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Quantitative and Qualitative Disclosures About Market Risk:
The possibility of market fluctuations in market interest rates during the remainder of the year could have an impact on our net interest margin. Please refer to the market risk analysis discussion contained in our Annual Report as of and for the year ended December 31, 2022 for a more detailed analysis of our market risk exposure. There have been no material changes to our market risk during the three-month ended March 31, 2023.
Liquidity and Capital Resources:
As of March 31, 2023 and December 31, 2022, the Company had $54.2 million and $49.7 million, respectively, invested in cash and cash equivalents (excluding restricted cash), the majority of which was held by the insurance subsidiaries.
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
At December 31, 2022, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $132.0 million and $96.2 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2023, without prior approval of the Georgia Insurance Commissioner, is approximately $46.8 million. The Company requested and received approval from the Georgia Insurance Department for two separate transactions involving dividends and/or lines of credit with maximum amounts of $75.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company for transactions on or before December 31, 2023. Effective March 31, 2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company amended their previous unsecured revolving lines of credit available to the Company to $105.0 million and $75.0 million, respectively and extended the term of each respective line of credit to December 31, 2026. No amounts are currently outstanding on these lines.
Most of the Company’s liquidity requirements are financed through the collection of receivables and through the sale of short-term and long-term debt securities. The Company’s continued liquidity is therefore dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. Overall, debt securities increased $6.2 million (1%) between December 31, 2022 and March 31, 2023. In addition to its receivables and securities sales, the Company has an external source of funds available under a credit facility with Wells Fargo Bank, N.A. (as amended, the “credit agreement”). The credit agreement provides for borrowings of up to $230.0 million or 70% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, and has a maturity date of February 28, 2025. Available borrowings under the credit agreement were $149.4 million and $162.5 million at March 31, 2023 and December 31, 2022 at an interest rate of 7.52% and 6.97%, respectively.
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
On May 12, 2023, the Company entered into an amendment to the credit agreement waiving the Company's failure to comply with the EBITDA Ratio, modifying the definition of the EBITDA Ratio, and modifying the definition of Restricted Payments. See Note 11, "Subsequent Event" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion.
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
Precomputed finance charges are included in the gross amount of certain direct cash loans and sales finance contracts. These precomputed charges are deferred and recognized as income on an accrual basis using the effective interest method. Some other cash loans and real estate loans, which do not have precomputed charges, have income recognized on a simple interest accrual basis. Income is not accrued on any loan that is more than 60 days past due.
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

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CASH AND CASH EQUIVALENTS	$54,175,030	$49,652,729

RESTRICTED CASH	16,344,276	15,781,499

LOANS:
Direct Cash Loans	883,230,639	911,821,593
Real Estate Loans	35,681,439	37,323,155
Sales Finance Contracts	150,286,095	146,507,130
	1,069,198,173	1,095,651,878

Less: Unearned Finance Charges	150,838,197	154,630,023
Unearned Insurance Premiums and Commissions	63,476,321	65,536,077
Allowance for Credit Losses	74,481,732	75,210,063
Net Loans	780,401,923	800,275,715

INVESTMENT SECURITIES:
Available for Sale, at fair value	223,953,694	220,028,343

OTHER ASSETS:
Operating Lease Right-of-Use Assets	39,735,335	38,153,238
Other Assets	38,212,176	39,032,732
	77,947,511	77,185,970

TOTAL ASSETS	$1,152,822,434	$1,162,924,256

LIABILITIES AND STOCKHOLDERS' EQUITY
SENIOR DEBT	$812,021,388	$804,442,227
OPERATING LEASE LIABILITIES	40,626,083	39,019,208
ACCRUED EXPENSES AND OTHER LIABILITIES	16,845,692	31,163,971
SUBORDINATED DEBT	28,207,573	29,005,826
Total Liabilities	897,700,736	903,631,232

STOCKHOLDERS' EQUITY:
Preferred Stock: $100 par value, 6,000 shares authorized; no shares outstanding	—	—
Common Stock
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding	—	—
Accumulated Other Comprehensive (Loss)	(21,203,088)	(26,401,816)
Retained Earnings	276,154,786	285,524,840
Total Stockholders' Equity	255,121,698	259,293,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,152,822,434	$1,162,924,256
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

INTEREST INCOME	$68,966,641	$66,133,832
INTEREST EXPENSE	8,629,059	6,278,364
NET INTEREST INCOME	60,337,582	59,855,468

Provision for Credit Losses	25,414,420	16,456,849

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,923,162	43,398,619

INSURANCE INCOME
Premiums and Commissions	13,773,450	14,103,952
Insurance Claims and Expenses	4,734,793	5,422,259
Total Net Insurance Income	9,038,657	8,681,693

OTHER REVENUE	1,569,723	1,476,848

OTHER OPERATING EXPENSES
Personnel Expense	28,304,267	28,118,964
Occupancy Expense	5,141,670	4,353,707
Other	17,822,539	14,283,333
Total	51,268,476	46,756,004

(LOSS) / INCOME BEFORE INCOME TAXES	(5,736,934)	6,801,156

Provision for Income Taxes	948,030	737,250

NET (LOSS) / INCOME	$(6,684,964)	$6,063,906

BASIC AND DILUTED EARNINGS PER SHARE
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$(39.32)	$35.67
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net (Loss) / Income	$(6,684,964)	$6,063,906

Other Comprehensive Income /(Loss):
Net changes related to available-for-sale securities
Unrealized gains / (losses)	6,618,074	(23,217,694)
Income tax (provision) / benefit	(1,387,399)	4,886,225
Net unrealized losses	5,230,675	(18,331,469)

Less reclassification of gain to net income	31,947	119,811

Total Other Comprehensive Gain / (Loss)	5,198,728	(18,451,280)

Total Comprehensive (Loss)	$(1,486,236)	$(12,387,374)
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Three Months Ended March 31, 2023:
Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024
Comprehensive Income:
Net Loss	—	—	(6,684,964)	—
Other Comprehensive Income	—	—	—	5,198,728
Total Comprehensive Loss	—	—	—	—	(1,486,236)
Cash Distributions Paid	—	—	(2,685,090)	—	(2,685,090)
Balance at March 31, 2023	170,000	$170,000	$276,154,786	$(21,203,088)	$255,121,698

Three Months Ended March 31, 2022:
Balance at December 31, 2021	170,000	$170,000	$286,851,102	$9,736,651	$296,587,753
Comprehensive Income:
Net Income	—	—	6,063,906	—
Other Comprehensive Loss	—	—	—	(18,451,280)
Total Comprehensive Loss	—	—	—	—	(12,387,374)
Cash Distributions Paid	—	—	—	—	—
Balance at March 31, 2022	170,000	$170,000	$292,915,008	$(8,714,629)	$284,370,379
See Notes to Unaudited Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) / Income	$(6,684,964)	$6,063,906
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,414,420	16,456,849
Depreciation and amortization	1,297,425	1,114,033
Deferred tax benefit	(16,992)	(70,624)
Net gains due to called redemptions of marketable securities and amortization on securities	(102,281)	(194,102)
(Increase) / decrease in other assets	(1,481,936)	1,769,049
Decrease in other liabilities	(14,339,490)	(14,766,755)
Net Cash Provided	4,086,182	10,372,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(136,896,019)	(146,094,117)
Loan payments	131,355,392	124,383,650
Purchases of securities, available for sale	(2,569,750)	(3,741,889)
Redemptions of securities, available for sale	5,350,000	7,425,000
Capital Expenditures	(336,545)	(486,796)
Net Cash Used	(3,096,922)	(18,514,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) / increase in senior demand notes	(5,668,242)	10,416,031
Advances on credit line	63,131,238	56,057,869
Payments on credit line	(50,112,238)	(83,232,869)
Commercial paper issued	36,645,461	57,188,353
Commercial paper redeemed	(36,417,058)	(16,860,169)
Subordinated debt securities issued	1,310,062	1,573,563
Subordinated debt securities redeemed	(2,108,315)	(1,665,555)
Dividends / distributions	(2,685,090)	—
Net Cash Provided	4,095,818	23,477,223

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,085,078	15,335,427

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	65,434,228	40,366,820

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$70,519,306	$55,702,247

Cash paid during the year for -
Interest Paid	$8,629,059	$6,273,560
Income Taxes Paid	21,212	—
Non-cash transactions for -
ASC 842 - Lease assets and associated liabilities	2,441,577	2,224,600
See Notes to Unaudited Condensed Consolidated Financial Statements

-NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the "Company") should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto as of December 31, 2022 and for the year then ended included in the Company's 2022 Annual Report filed with the Securities and Exchange Commission. Inter-company accounts and transactions have been eliminated from the condensed consolidated financial statements.
In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2023 and December 31, 2022, its consolidated results of operations and comprehensive income for the three-month period ended March 31, 2023 and 2022 and its consolidated cash flows for the three months ended March 31, 2023 and 2022. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
The computation of earnings per share is self-evident from the accompanying Condensed Consolidated Statements of Income and Retained Earnings (Unaudited). The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash (in 000's) reported in the condensed consolidated statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and Cash Equivalents	$54,175	$42,179
Restricted Cash	$16,344	$13,523
Total Cash, Cash Equivalents and Restricted Cash	$70,519	$55,702
The Company categorizes its primary sources of revenue into three categories: (1) interest related revenue, (2) insurance related revenue and (3) other revenue from contracts with customers.
•Interest related revenues are specifically excluded from the scope of ASC Topic 606, Revenue from Contracts with Customers, and accounted for under ASC Topic 310, “Receivables”.
•Insurance related revenues are subject to industry-specific guidance within the scope of ASC Topic 944, “Financial Services – Insurance”.
•Other revenues primarily relate to commissions earned by the Company on sales of auto club memberships. Auto club commissions are revenue from contracts with customers and are accounted for in accordance with the guidance set forth in ASC Topic 606.
During the three months ended March 31, 2023, and 2022, the Company recognized interest related revenue of $69.0 million and $66.1 million, respectively, insurance related revenue of $13.8 million and $14.1 million, respectively, and other revenue from contracts with customers of $1.6 million and $1.5 million, respectively.

Recent Accounting Pronouncements:
In March 2022 the Financial Accounting Standards Board ("FASB") issued an accounting update ("ASU No. 2022-02") eliminating the accounting for troubled debt restructurings (each, a "TDR") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross credit losses by year of origination for finance receivables. The amendments in this update are effective for annual and interim period beginning after December 15, 2022. The elimination of TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses.
The Company adopted the new standard on January 1, 2023 and elected to apply the new measurement prospectively. Adoption did not have a material impact on the Company's consolidated financial statements.
Note 2 – Loans
The Company’s consumer loans are made to individuals, who may be new customers, existing customers (loan renewals), former customers or customers converting from a sales contract, in relatively small amounts for relatively short period of time. First and second mortgage loans on real estate are made in larger amounts and for longer periods of time. The Company also purchases sales finance contracts from various dealers. All loans and sales contracts are held for investment.
Cash, unearned finance charges, origination fees, discounts, premiums, deferred fees, and, in the instance of a loan renewal, the net payoff of the of the renewed loan are included in the loan origination amount. The cash component of the loan origination is included in the Statement of Cash Flows in the Cash Flows from Investing Activities as Loans Originated or Purchased.
Loan Renewals
Loan renewals are accounted for in accordance with the applicable guidance in ASC Topic 310-20 Nonrefundable Fees and Other Costs. Loan renewals are a product the Company offers to existing customers that allows them to borrow additional funds from the Company. In evaluating a loan for renewal, in addition to our standard underwriting requirements, we may take into consideration the customer’s prior payment performance with us, which we believe to be an indicator of the customer’s future credit performance. If the terms of the new loan resulting from a loan renewal are at least as favorable to us as the terms for comparable loans to other customers with similar collection risks who are not renewing a loan, the renewal is accounted for as a new loan. The criteria is met if the new loan's effective yield is at least equal to the effective yield for such comparable loans and the modification of the original loan is more than minor. A modification of a loan is more than minor if the present value of the cash flows under the terms of the renewal is at least 10 percent different from the present value of the remaining cash flows under the terms of the original loan. Accordingly, when a renewal is generated, the original loan(s) are extinguished along with the associated unearned finance charges and a new loan is originated. Substantially all renewals include a non-cash component that represents the exchange of the original principal balance for the new principal balance and a cash component for the net proceeds distributed to the customer for the additional amount borrowed. The cash component is presented as outflows from investing activities and the non-cash component is presented as a non-cash investing activity.
Cash, unearned finance charges, origination fees, discounts, premiums, deferred fees, and, in the instance of a loan renewal, the net payoff of the of the renewed loan are included in the loan origination amount. The cash component of the loan origination is included in the Statement of Cash Flows in the Cash Flows from Investing Activities as Loans Originated or Purchased.

Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Consolidated Statements of Cash Flows (in 000's):

	Three months ended March 31,
	2023	2022

Loans Originated / Acquired:	$246,983	$265,539
Less Non-Cash Reconciling items:
Other Consumer renewed loans (live check and premier)	49,626	54,837
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	60,461	64,609
Loans originated or purchased per Consolidated Statements of Cash Flows:	$136,896	$146,094
Description of Loans

Loans outstanding on the Consolidated Statements of Financial Position (“Financial Gross Outstanding(s)”) include principal, origination fees, premiums, discounts, and in the case of interest-bearing loans, deferred fees, other fees receivable, and accrued interest receivable.

Loan performance reporting is generally based on a loan’s gross outstanding balance (“Gross Outstanding(s)”), (“Gross Balance”), ("Gross Amount"), or ("Gross Loan") that includes principal plus origination fees for interest-bearing loans and the total of payments for loans with pre-computed interest.

The allowance for credit losses is based on the underlying financial instrument’s amortized cost basis ("Amortized Cost Basis"), with the allowance representing the portion of Amortized Cost Basis the Company does not expect to recover due to credit losses. The following are included in the Company’s Amortized Cost Basis:

•For pre-computed loans: Principal Balance, net of unearned finance charges and unearned insurance1.
•For interest-bearing loans: Principal Balance, net of unearned insurance1.

1 The state of Louisiana classifies certain insurance products as non-refundable. Non-refundable products are not netted against the principal balance for calculation of the amortized cost basis.
The Company’s Gross Balances (in 000's) on non-accrual loans by loan class as of March 31, 2023 and December 31, 2022:

Gross Balance (in 000's) by Origination Year as of March 31, 2023:

Loan Class	2023(1)	2022	2021	2020	2019	Prior	Total
Live Check Loans	$55,682	$85,131	$8,901	$1,485	$177	$30	$151,406
Premier Loans	6,592	56,213	23,131	5,470	1,546	465	93,417
Other Consumer Loans	143,138	366,281	100,086	18,780	6,126	2,147	636,558
Real Estate Loans	—	3,670	12,851	5,760	4,996	7,782	35,059
Sales Finance Contracts	24,760	73,894	31,677	15,826	2,890	428	149,475
Total	$230,172	$585,189	$176,646	$47,321	$15,735	$10,852	$1,065,915
(1) Includes loans originated during the three-months ended March 31, 2023.

Gross Balance (in 000's) by Origination year as of December 31, 2022:

Loan Class	2022	2021	2020	2019	2018	Prior	Total
Live Check Loans	$129,140	$15,432	$2,234	$292	$32	$10	$147,140
Premier Loans	68,166	29,236	7,155	2,101	528	82	107,268
Other Consumer Loans	482,667	136,511	24,941	8,134	2,333	526	655,112
Real Estate Loans	3,640	13,216	6,098	5,261	3,876	4,517	36,608
Sales Finance Contracts	85,001	37,060	19,145	3,817	585	68	145,676
Total	$768,614	$231,455	$59,573	$19,605	$7,354	$5,203	$1,091,804

The Company’s Gross Balance (in 000's) on non-accrual loans by loan class as of March 31, 2023 and December 31, 2022 are as follows:

Loan Class	March 31, 2023	December 31, 2022

Live Check Loans	$8,979	$13,527
Premier Loans	3,464	4,738
Other Consumer Loans	26,782	41,240
Real Estate Loans	1,674	1,870
Sales Finance Contracts	4,921	5,656
Total	$45,820	$67,031

Age analysis of Gross Balance (in 000's) on past due loans, segregated by loan class, as of March 31, 2023:

Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Live Check Loans	$4,989	$2,617	$6,637	$14,243
Premier Loans	1,506	1,042	2,171	4,719
Other Consumer Loans	17,176	9,641	22,299	49,116
Real Estate Loans	772	513	1,406	2,691
Sales Finance Contracts	2,727	1,570	3,540	7,837
Total	$27,170	$15,383	$36,053	$78,606

Age analysis of Gross Balance (in 000's) on past due loans, segregated by loan class, as of December 31, 2022:

Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Live Check Loans	$6,217	$4,524	$8,232	$18,973
Premier Loans	2,164	1,302	2,416	5,882
Other Consumer Loans	24,681	14,373	26,818	65,872
Real Estate Loans	894	436	1,380	2,710
Sales Finance Contracts	4,257	2,066	3,315	9,638
Total	$38,213	$22,701	$42,161	$103,075

While aging analysis is the primary credit quality indicator, we also consider loans in non-accrual status, loan restructures where the borrower is experiencing financial difficulty, the ratio of bankrupt accounts to the total Gross Outstanding, and economic factors in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses.
The ratio of bankrupt accounts to the Gross Balance was 1.62% at March 31, 2023, compared to 1.56% at December 31, 2022.
For each segment in the portfolio, the Company also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the Gross Outstanding in each segment of the portfolio as of March 31, 2023 based on year of origination:

Payment Performance by Origination Year (in thousands)
	2023(1)	2022	2021	2020	2019	Prior	Total Gross Balance Balance
Live Check Loans:
Performing	$55,239	$77,392	$8,196	$1,407	$167	$26	$142,427
Nonperforming	443	7,739	705	78	10	4	8,979
	$55,682	$85,131	$8,901	$1,485	$177	$30	$151,406
Premier Loans:
Performing	$6,587	$54,210	$22,043	$5,205	$1,472	$436	$89,953
Nonperforming	5	2,003	1,088	265	74	29	3,464
	$6,592	$56,213	$23,131	$5,470	$1,546	$465	$93,417
Other Consumer Loans:
Performing	$142,772	$348,751	$93,018	$17,575	$5,689	$1,972	$609,777
Nonperforming	366	17,530	7,068	1,205	437	175	26,781
	$143,138	$366,281	$100,086	$18,780	$6,126	$2,147	$636,558
Real Estate Loans:
Performing	$—	$3,575	$12,046	$5,576	$4,696	$7,492	$33,385
Nonperforming	—	95	805	184	300	290	1,674
	$—	$3,670	$12,851	$5,760	$4,996	$7,782	$35,059
Sales Finance Contracts:
Performing	$24,757	$71,625	$30,091	$14,984	$2,705	$392	$144,554
Nonperforming	3	2,269	1,586	842	185	36	4,921
	$24,760	$73,894	$31,677	$15,826	$2,890	$428	$149,475
(1)Includes loans originated during the three months ended March 31, 2023.
In March 2022 the Financial Accounting Standards Board ("FASB") issued an accounting update ("ASU No. 2022-02 ") eliminating the accounting for troubled debt restructurings (each, a "TDR") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross credit losses by year of origination for finance receivables. The amendments in this update are effective for annual and interim periods beginning after December 15, 2022. The elimination of TDR guidance was adopted prospectively for loan modifications after adoption. Adoption did not have a material impact on the Company's consolidated financial statements.
Modifications that lower the principal balance experience a direct charge-off for the difference of the original and modified principal amount. The Company only lowers the principal balance due in the event of a court order. The information relating to modifications made to borrowers experiencing financial difficulty (dollars in 000's) for the period indicated are as follows:

	As of and for the three months ended March 31, 2023 (in 000's)

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Live Check Loans	$1,224	0.8%	$670	0.4%	$663	0.4%	$890	0.6%	$317	0.2%
Premier Loans	319	0.3%	578	0.6%	227	0.2%	493	0.5%	393	0.4%
Other Consumer Loans	3,807	0.6%	3,620	0.6%	2,770	0.4%	7,948	1.2%	4,791	0.8%
Real Estate Loans	47	0.1%	—	—%	5	—%	—	—%	—	—%
Sales Finance Contracts	177	0.1%	174	0.1%	503	0.3%	1,833	1.2%	125	0.1%
Total	$5,574	0.5%	$5,042	0.5%	$4,168	0.4%	$11,165	1.0%	$5,626	0.5%

The financial effects of the modifications made to borrowers experiencing financial difficulty in the three months ended March 31, 2023 are as follows:

Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.7 million
	Premier Loans	Reduced the gross balance of the loans $0.2 million
	Other Consumer Loans	Reduced the gross balance of the loans $2.8 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.5 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 26.7% to 16.5%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.2% to 15.1%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.2% to 19.3%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 17.9% to 6.0%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 21.9% to 15.6%
Term Extension	Live Check Loans	Added a weighted average 14 months to the term
	Premier Loans	Added a weighted average 27 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 18 months to the term

Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently defaulted during the three month period ended March 31, 2023 (in 000's):

	March 31, 2023

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Live Check Loans	$864	$105	$369	$144	$81
Premier Loans	85	45	76	189	67
Other Consumer Loans	1,583	665	927	1,603	708
Real Estate Loans	3	—	5	—	—
Sales Finance Contracts	81	22	120	245	17
Total	$2,616	$837	$1,497	$2,181	$873
The aging for loans that were modified to borrowers experiencing financial difficulty in the past 12 months (in 000's):

	March 31, 2023

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Live Check Loans	$4,171	$887	$1,617	$6,674
Premier Loans	4,293	696	740	5,729
Other Consumer Loans	49,933	8,003	10,093	68,029
Real Estate Loans	127	10	152	290
Sales Finance Contracts	6,555	787	1,138	8,480
Total	$65,079	$10,382	$13,741	$89,202

Prior to January 1, 2023, the Company classified a receivable as a TDR when the Company modified a loan's contractual terms for economic or other reasons related to the borrower's financial difficulties and granted a concession that would not have otherwise been considered.
The following table presents a summary of loans that were restructured during the three months ended March 31, 2022 ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance	Post-Modification Gross Balance

Live Check Loans	1,072	$2,037	$1,990
Premier Loans	196	1,318	1,263
Other Consumer Loans	4,535	17,081	16,386
Real Estate Loans	7	87	87
Sales Finance Contracts	221	1,581	1,493
Total	6,031	$22,104	$21,219

TDRs that occurred during the twelve months ended March 31, 2022 and subsequently defaulted during the three months ended March 31, 2022 are listed below ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance

Live Check Loans	361	$663
Premier Loans	46	234
Other Consumer Loans	1,226	2,748
Real Estate Loans	—	—
Sales Finance Contracts	46	220
Total	1,679	$3,865
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
The Company calculates an expected credit loss by utilizing a snapshot of each specific loan segment at a point in history and tracing that segment’s performance until charge-offs were substantially exhausted for that particular segment. Charge-offs in subsequent period are aggregated to derive an unadjusted lifetime historical charge-off rate by segment. The receivables balance at the balance sheet date is reviewed and adjustments to the allowance for credit losses are made if Management determines the receivables balance warrants an adjustment. The Company performs a correlation analysis between macroeconomic factors and prior charge-offs for the following macroeconomic factors: Annual Unemployment Rates, Real Gross Domestic Product, Consumer Price Index (CPI), and US National Home Price Index (HPI). To evaluate the overall adequacy of the Company’s allowance for credit losses, Management considers the level of loan receivables, historical loss trends, loan delinquency trends, bankruptcy trends and overall economic conditions. Such allowance is, in the opinion of Management, adequate for expected losses in the current loan portfolio. As the estimates used in determining the loan loss reserve are influenced by outside factors, such as consumer payment patterns and general economic conditions, there is uncertainty inherent in these estimates. Actual results could vary based on future changes in significant assumptions.
Management disaggregates the Company’s loan portfolio by loan class when evaluating loan performance and estimating the allowance for credit losses. Although most loans are similar in nature, the Company concluded that based on variations in loss experience (severity and duration) driven by product type it is most relevant to segment the portfolio into classes by loan product consisting of five different classes: live check loans, premier loans, other consumer loans, real estate loans, and sales finance contracts.
The total classes are monitored for credit losses based on graded contractual delinquency and other economic conditions. The Company classifies delinquent accounts at the end of each month according to the Company’s graded delinquency rules which includes the number of installments past due at that time, based on the then-existing terms of the contract. Accounts are classified in delinquency categories of 30-59 days past due, 60-89 days past due, or 90 or more days past due based on the Company’s graded delinquency policy. When a loan meets the Company’s charge-off policy, the loan is charged off, unless Management directs that it be retained as an active loan. In making this charge-off evaluation, Management considers factors such as pending insurance, bankruptcy status and other indicators of collectability. The amount charged off is the unpaid balance less the unearned finance charges and the unearned insurance premiums, if applicable.
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on grade delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when the graded delinquency on a precomputed loan is less than two payments and on when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at March 31, 2023 or December 31, 2022.
Due to the composition of the loan portfolio, the Company determines and monitors the allowance for credit losses on a portfolio segment basis. As of March 31, 2023, a historical look back period of five quarters was utilized for live checks; six quarters for other consumer loans, premier loans, and sales finance contracts; and a look back period of five years was utilized for real estate loans. Expected look back periods are determined based on analyzing the history of each segment’s snapshot at a point in history and tracing performance until charge-offs are mostly exhausted. The Company addresses seasonality primarily through the use of an average in quarterly historical loss rates over a 4-quarter snapshot time span instead of using one specific snapshot quarter’s historical loss rates.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.
The Company considered factors such as rising energy, food and services prices and the potential market disruptions resulting from recent bank failures. The Company also considered the potential impact of an increased Federal Funds Rate. Despite increase to the Federal Funds Rate, the economy has been resilient with unemployment remaining historically low. 1st Franklin loans are contracted at a fixed rate; therefore, borrowers will not be directly affected by rising interest rates.
The allowance for credit losses decreased by $0.7 million to $74.5 million which includes a qualitative adjustment of $7.6 million, for the three-month period ended March 31, 2023, compared to $75.2 million at December 31, 2022.
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
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at March 31, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Gross charge offs by origination year during the three months ended March 31, 2023 (in 000's):

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Live Check Loans	$14	$8,025	$1,074	$70	$19	$12	$9,214
Premier Loans	—	1,066	799	153	61	15	2,094
Other Consumer Loans	4	11,281	6,041	856	307	173	18,662
Real Estate Loans	—	—	1	7	—	6	14
Sales Finance Contracts	—	1,012	754	518	89	21	2,394
Total	$18	$21,384	$8,669	$1,604	$476	$227	$32,378

Segmentation of the portfolio began with the adoption of ASC Topic 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses (in 000's) based on a collective evaluation.

	Three Months Ended March 31, 2023
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2022	$14,896	$6,108	$46,412	$143	$7,651	$75,210
Provision for Credit Losses	9,430	1,087	12,871	22	2,004	$25,414
Charge-offs	(9,222)	(2,094)	(18,662)	(14)	(2,394)	$(32,386)
Recoveries	1,231	309	4,195	2	507	$6,244
Ending Balance 3/31/2023	$16,335	$5,410	$44,816	$153	$7,768	$74,482

Note 3 – Investment Securities
Investment Securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in 000's):

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-Sale
Obligations of states and political subdivisions	$250,390	$223,551	$253,068	$219,648
Corporate securities	$403	$403	$380	$380
	$250,793	$223,954	$253,448	$220,028
Gross unrealized losses on investment securities totaled $28.6 million and $34.5 million at March 31, 2023 and December 31, 2022, respectively. The following table provides an analysis of investment securities in an unrealized loss position (in 000's) for which an allowance for credit losses is unnecessary as of March 31, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$44,980	$(978)	$97,381	$(27,613)	$142,361	$(28,591)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$118,495	$(9,327)	$42,314	$(25,126)	$160,809	$(34,454)
The previous two tables represent 152 and 184 investments held by the Company at March 31, 2023 and December 31, 2022, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of March 31, 2023 and December 31, 2022.
No securities were sold to date in 2023. Additionally, the Company sold no securities during the year ended December 31, 2022. Proceeds from redemption of investments due the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $5.4 million with a net gain of $0.0 million and $26.8 million with a net gain of $0.6 million as of March 31, 2023 and December 31, 2022 respectively.

The Company’s insurance subsidiaries internally designate certain investments as restricted to cover their policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with the Company's property and casualty insurance company subsidiary (“Frandisco P&C”), as grantor, and American Bankers Insurance Company of Florida, as beneficiary. At March 31, 2023, these trusts held $48.3 million in available-for-sale investment securities at market value. US Bank also serves as trustee under trust agreements with the Company's life insurance company subsidiary (“Frandisco Life”), as grantor, and American Bankers Life Assurance Company, as beneficiary. At March 31, 2023, these trusts held $27.7 million in available-for-sale investment securities at market value. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.
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
Marketable Debt Securities: Management has designated the Company's investment securities held in the Company's investment portfolio at March 31, 2023 and December 31, 2022 as being available-for-sale. The investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method; therefore, Marketable Debt Securities are classified as a Level 2 financial asset.
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
Assets measured at fair value (in 000's) as of March 31, 2023 and December 31, 2022 were available-for-sale investment securities which are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2023	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$403	$403	$—	$—
Obligations of states and political subdivisions	223,551	—	223,551	—
Total	$223,954	$403	$223,551	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$380	$380	$—	$—
Obligations of states and political subdivisions	219,648	—	219,648	—
Total	$220,028	$380	$219,648	$—
Note 5 – Leases
The Company's operations are carried on in locations which are occupied under operating lease agreements. These lease agreements are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Actual lease payments were $2.4 million and $2.2 million for the periods ended March 31, 2023, 2022 respectively. The Company’s minimum aggregate future lease commitments at March 31, 2023 and 2022 are presented in the tables that follows.
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
Remaining lease terms range from 1 to 10 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of ASC Topic 842. Operating leases with a term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets and operating lease liabilities were $39.7 million and $40.6 million at March 31, 2023, respectively and $34.6 million and $35.3 million at March 31, 2022, respectively. At December 31, 2022 the operating lease ROU assets and operating liabilities were $38.2 million and $39.0 million, respectively.

The table below summarizes our lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842:

Three Months Ended March 31, 2023

Operating lease expense	$2,037,653
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,012,876
Weighted-average remaining lease term – operating leases (in years)	7.14
Weighted-average discount rate – operating leases	5.02%

Lease maturity schedule as of March 31, 2023:	Amount
Remainder of 2023	$6,046,064
2024	7,518,396
2025	7,142,249
2026	6,564,468
2027	5,735,407
2028 and beyond	15,400,960
Total	48,407,544
Less: Discount	(7,781,461)
Present Value of Lease Liability	$40,626,083

Three Months Ended March 31, 2022

Operating lease expense	$1,908,863
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,882,720
Weighted-average remaining lease term – operating leases (in years)	6.94
Weighted-average discount rate – operating leases	4.44%

Lease maturity schedule as of March 31, 2022:	Amount
Remainder of 2022	$5,522,567
2023	6,603,868
2024	5,799,836
2025	5,447,253
2026	4,898,186
2027 and beyond	12,566,743
Total	40,838,453
Less: Discount	(5,566,770)
Present Value of Lease Liability	$35,271,683
Note 6 – Commitments and Contingencies
We conduct our lending operations under the provisions of various federal and state laws, implementing regulations, and insurance regulations. Changes in the current regulatory environment, or the interpretation or application of current regulations, could impact our business.
The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of its business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss (whether on the merits or by virtue of the existence of collectible insurance) would not be material. Based on current expectations, such matters, both individually and in aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.
As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. The attack temporarily affected operations and caused delays in originating and servicing loans and investments at some locations. During the incident, the attackers had access to personally identifiable information ("PII") of certain Company employees, customers, and investors. The incident which only affected systems, was limited to the Company's on-site file directory system, but not its off-site core operating system. Full lending and investing operations were restored within days of the incident, and the Company provided notifications to all potentially-affected individuals. As of May 15, 2023, the Company is named as a defendant in one consolidated consumer class action suit (originally began as five separate cases alleging harm from the cyber-attack). The Company maintains a cyber insurance policy that we expect indemnify the company for the majority of the costs of investigation, remediation, business interruption, and costs pertaining to the breach.

The Company incurred investigation and remediation costs totaling $2.8 million as of March 31, 2023. This amount is recognized in the Company's consolidated statements of financial position as receivable from the insurance company in miscellaneous assets. A recovery of $2.4 million from the cyber insurance policy was received in April 2023. Additional insurance recoveries from the cyber insurance policy are expected; however, the Company is currently unable to estimate the timing and amount of such recoveries.
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
Effective income tax rate was -17% during the three-month period ended March 31, 2023 compared to 11% and during the three-month period ended March 31, 2022. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – Credit Agreement
The Company is party to a credit agreement with Wells Fargo Bank, N.A. As amended to date, the credit agreement provides for borrowings and reborrrowings up to the lesser of $230.0 million or 70% of the Company’s net finance receivables (as defined in the credit agreement). Available borrowings under the credit agreement were $149.4 million and $162.5 million at March 31, 2023 and December 31, 2022, at an interest rate of 7.52% and 6.97%, respectively. Outstanding borrowings on the credit line were $80.6 million and $67.5 million at March 31, 2023 and December 31, 2022, respectively. The credit agreement contains covenants customary for financing transactions of this type. The credit agreement has a commitment termination date of February 28, 2025.
Note 9 – Related Party Transactions
The Company leased a portion of its properties (see Note 8) for an aggregate of $160,800 per year from certain officers or stockholders.

The Company engages from time to time in transactions with related parties. The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.0 million at March 31, 2023.

The Company also has a loan for premium payments to a trust of an executive officer’s irrevocable life insurance policy. The principal balance on this loan at March 31, 2023 was $0.5 million. Please refer to the disclosure contained in Note 12 “Related Party Transactions” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022 for additional information on related party transactions.
Note 10 – Segment Financial Information
The Company discloses segment information in accordance with ASC Topic 280. ASC Topic 280 requires companies to determine segments based on how Management makes decisions about allocating resources to segments and measuring their performance.
The Company has nine divisions which comprise its operations. Each division consists of branch offices that are aggregated based on vice president responsibility and geographic location. Division I consists of offices located in South Carolina. Offices in North Georgia comprises Division II, Division III consists of offices in South Georgia and Division IX consists of offices in West Georgia. Division IV represents our Alabama offices, Division V represents our Mississippi offices, Division VI represents our Virginia offices, Division VII represents our Kentucky and Tennessee branch offices and Division VIII represents our Louisiana and Texas offices.
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
Below is a performance recap of each of the Company’s divisions for the three-month period ended March 31, 2023, and 2022, followed by a reconciliation to consolidated Company data.

	Division I		Division II	Division III	Division IV	Division V	Division VI	Division VII	Division VIII	Division IX	Total
	(in thousands)
Division Revenues:
3 Months Ended 03/31/2023	$10,962		$10,445	$10,916	$11,978	$8,648	$19	$8,747	$8,559	$9,397	$79,671
3 Months Ended 03/31/2022	$10,509		$10,207	$10,838	$11,955	$8,303	$—	$7,464	$7,828	$9,032	$76,136

Division Profit:
3 Months Ended 03/31/2023	$1,466		$2,754	$3,647	$1,930	$1,263	$(36)	$449	$439	$1,908	$13,820
3 Months Ended 03/31/2022	$3,717		$4,388	$4,653	$4,676	$3,013	$—	$2,050	$2,168	$3,235	$27,900

Division Assets:
03/31/2023	$117,227		$249,237	$262,463	$149,308	$79,505	$208	$24,721	$43,289	$252,494	$1,178,452
12/31/2022	$117,867	$—	$250,526	$263,495	$150,290	$80,822	$244	$25,861	$45,287	$253,630	$1,188,022

	3 Months Ended 03/31/2023	3 Months Ended 03/31/2022
	(in 000’s)	(in 000’s)
Reconciliation of Revenues:
Total revenues from reportable divisions	$79,671	$76,136
Corporate finance charges earned, not allocated to divisions	41	22
Corporate investment income earned, not allocated to divisions	2,412	1,961
Timing difference of insurance income allocation to divisions	2,126	3,594
Other revenue not allocated to divisions	61	2
Consolidated Revenues (1)	$84,311	$81,715

	3 Months Ended 03/31/2023	3 Months Ended 03/31/2022
	(in 000’s)	(in 000’s)
Reconciliation of Profit:
Profit per division	$13,820	$27,900
Corporate earnings not allocated	4,640	5,579
Corporate expenses not allocated	(24,197)	(26,678)
Consolidated Income Before Income Taxes	$(5,737)	$6,801

(1) Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

Note 11 – Subsequent Event

On May 12, 2023, the Company, Wells Fargo Bank, N.A. and the other lenders party to the credit agreement entered into that certain fifth amendment to the loan and security agreement (“the Amendment”). The credit agreement was amended to reduce the required covenant ratio of earnings before interest, taxes, depreciation and amortization to interest expense and to waive identified failures to comply with such ratio prior to the date of amendment.

BRANCH OPERATIONS

DIVISION I – SOUTH CAROLINA		DIVISION II – MIDDLE GEORGIA

M. Summer Clevenger	Vice President	Michael J. Whitaker	Vice President

Regional Operations Directors		Regional Operations Directors

Nicholas D. Blevins	Gerald D. Rhoden	Janet R. Brownlee	James A. Mahaffey
Jenna L. Henderson	Gregory A. Shealy	Ronald E. Byerly	Deloris O’Neal
Becki B. Lawhon	Louise S. Stokes	Kathryn Landry	Harriet H. Welch
Tammy T. Lee

DIVISION III – SOUTH GEORGIA		DIVISION IX – NORTH GEORGIA

Michael E. Shankles	Vice President	Jennifer C. Purser	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Sylvia J. McClung	James D. Blalock	Nokie Moore
Deirdre A. Dunnam	Wanda Parham	Kimberly L. Golka	April Pelphrey
Jeffrey C. Lee	Robert D. Whitlock	Kevin M. Gray	F. Cliff Snyder

DIVISION IV – ALABAMA		DIVISION V – MISSISSIPPI

Jerry W. Hughes	Vice President	Marty B. Miskelly	Vice President

Regional Operations Directors		Regional Operations Directors

M. Peyton Givens	Johnny M. Olive	Maurice J. Bize, Jr.	Teresa Grantham
Tomerria S. Iser	Tonya Slaten	Carla A. Eldridge	Rebecca L. Holloway
Jonathan M. Kendrick	Michael L. Spriggs	Jimmy R. Fairbanks, Jr.
Jeffrey A. Lindberg

DIVISION VII – KENTUCKY and TENNESSEE		DIVISION VIII – LOUISIANA and TEXAS

Joseph R. Cherry	Vice President	John B. Gray	Vice President

Chad Frederick	Assistant Vice President	Lori Sanchez	Assistant Vice President

Regional Operations Directors		Regional Operations Directors
Brian M. Hill	William N. Murillo	Sonya L. Acosta	Lauren M. Munoz
Tammy R. Hood	Joshua C. Nickerson	Bryan W. Cook	Anthony B. Seney
J. Steven Knotts	Melissa D. Storck	L. Christopher Deakle	Chadd Stewart
Tabatha A. Green

DIVISION VI - VIRGINIA
Lee Wright	Assistant Vice President

BRANCH OPERATIONS

ALABAMA
Adamsville	Brewton	Fort Payne	Moody	Prattville	Talladega
Albertville	Clanton	Gadsden	Moulton	Robertsdale	Tallassee
Alexander City	Cullman	Hamilton	Muscle Shoals	Russellville (2)	Troy
Andalusia	Decatur	Huntsville (2)	Opelika	Saraland	Trussville
Arab	Dothan (2)	Jackson	Oxford	Scottsboro	Tuscaloosa
Athens	Enterprise	Jasper	Ozark	Selma	Wetumpka
Bay Minette	Fayette	Mobile	Pelham	Sylacauga
Bessemer	Florence
GEORGIA
Acworth	Canton	Dalton	Greensboro	Manchester	Swainsboro
Adel	Carrollton	Dawson	Griffin	McDonough	Sylvania
Albany (2)	Cartersville	Douglas (2)	Hartwell	Milledgeville	Sylvester
Alma	Cedartown	Douglasville	Hawkinsville	Monroe	Thomaston
Americus	Chatsworth	Dublin	Hazlehurst	Montezuma	Thomasville
Athens (2)	Clarkesville	East Ellijay	Helena	Monticello	Thomson
Augusta	Claxton	Eastman	Hinesville (2)	Moultrie	Tifton
Bainbridge	Clayton	Eatonton	Hiram	Nashville	Toccoa
Barnesville	Cleveland	Elberton	Hogansville	Newnan	Tucker
Baxley	Cochran	Fayetteville	Jackson	Perry	Valdosta
Blairsville	Colquitt	Fitzgerald	Jasper	Pooler	Vidalia
Blakely	Columbus (2)	Flowery Branch	Jefferson	Richmond Hill	Villa Rica
Blue Ridge	Commerce	Forest Park	Jesup	Rome	Warner Robins (2)
Bremen	Conyers	Forsyth	Kennesaw	Royston	Washington
Brunswick	Cordele	Fort Valley	LaGrange	Sandersville	Waycross
Buford	Cornelia	Ft. Oglethorpe	Lavonia	Sandy Springs	Waynesboro
Butler	Covington	Gainesville	Lawrenceville	Savannah	Winder
Cairo	Cumming	Garden City	Macon (2)	Statesboro
Calhoun	Dahlonega	Georgetown	Madison	Stockbridge

KENTUCKY
Elizabethtown	Louisville	Paducah	Shelbyville	Shepherdsville	Somerset
Jackson

BRANCH OPERATIONS
(Continued)

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Slidell
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Shreveport
Covington	Houma

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Gaffney	Lancaster	Newberry	Spartanburg
Anderson	Chester	Georgetown	Laurens	North Charleston	Summerville
Batesburg- Leesvile	Columbia	Greenwood	Lexington	North Greenville	Sumter
Beaufort	Conway	Greer	Manning	Orangeburg	Union
Boling Springs	Dillon	Hartsville	Marion	Rock Hill	Walterboro
Camden	Easley	Irmo	Moncks Corner	Seneca	Winnsboro
Cayce	Florence	Lake City	Myrtle Beach	Simpsonville	York
Charleston

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Murfreesboro	Smyrna
Bristol	Dayton	Hixson	Lenoir City	Newport	Springfield
Clarksville	Dickson	Jacksboro	Lexington	Powell	Tazewell
Cleveland	Dyersburg	Jackson	Madisonville	Pulaski	Tullahoma
Columbia	Elizabethton	Johnson City	Maryville	Savannah	Winchester
Cookeville	Fayetteville	Kingsport	Millington	Sevierville
Cordova	Gallatin	Lafayette	Morristown

TEXAS
Austin (2)	Conroe	Longview	New Braunfels	Pearland	Temple
Bastrop	Corpus Christi	Missouri City	Pasadena	San Antonio (2)	Texarkana

Virginia
Abingdon

DIRECTORS

Ben F. Cheek, IV
Chairman
1st Franklin Financial Corporation
Ben F. Cheek, III
Chairman Emeritus
1st Franklin Financial Corporation
Virginia C. Herring
Vice Chairman, President and Chief Executive Officer
1st Franklin Financial Corporation
Jerry J. Harrison, Jr. Project Engineer 1st Franklin Financial Corporation Donata Ison VP Finance Controller Libra Solutions John G. Sample, Jr. CPA

A. Roger Guimond Retired Executive Officer, 1st Franklin Financial Corporation Jim H. Harris, III Retired Founder / Co-owner Unichem Technologies Retired Founder / Owner / President Moonrise Distillery	C. Dean Scarborough Retired Retail Business Owner Keith D. Watson Chairman Bowen & Watson, Inc.

EXECUTIVE OFFICERS

Ben F. Cheek, IV Chairman

Ben F. Cheek, III Chairman Emeritus

Virginia C. Herring Vice Chairman, President and Chief Executive Officer

Brian J. Gyomory Executive Vice President and Chief Financial Officer

Julie I. Baker Executive Vice President and Chief Information Security Officer

Daniel E. Clevenger, II Executive Vice President and Chief Compliance

Gary L. McQuain Executive Vice President and Chief Operating Officer

Mark J. Scarpitti Executive Vice President and General Counsel Corporate Secretary / Treasurer

Joseph A. Shaw Executive Vice President and Chief Information Officer

Jeffrey R. Thompson Executive Vice President and Chief Human Resources Officer

Chip Vercelli Executive Vice President and Chief Regulatory and Government Affairs Officer

LEGAL COUNSEL

Jones Day 1221 Peachtree Street, N.E. Suite 400 Atlanta, Georgia 30361

INDEPENDENT AUDITORS

Deloitte & Touche LLP 191 Peachtree Street, N.E. Atlanta, Georgia 30303