Form 10-Q
period 2023-06-30
1st FRANKLIN FINANCIAL CORP
filed 2023-08-14
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding July 31, 2023
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the three and six months ended June 30, 2023 is incorporated by reference herein. See Exhibit 13.
Condensed Consolidated Statements of Financial Position (Unaudited): June 30, 2023 and December 31, 2022
Condensed Consolidated Statements of Income and Retained Earnings (Unaudited): Three and Six Months Ended June 30, 2023 and June 30, 2022
Condensed Consolidated Statements of Comprehensive Income (Unaudited): Three and Six Months Ended June 30, 2023 and June 30, 2022
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited): Three and Six Months Ended June 30, 2023 and June 30, 2022
Condensed Consolidated Statements of Cash Flows (Unaudited): Six Months Ended June 30, 2023 and June 30, 2022
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the three and six months ended June 30, 2023 is incorporated by reference herein. See Exhibit 13.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three and six months ended June 30, 2023 is incorporated by reference herein. See Exhibit 13.
ITEM 4.    Controls and Procedures:
We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings:
Between March and April 2023, five putative class action lawsuits were filed against the Company in the United States District Court for the Northern District of Georgia. The complaints generally assert claims of negligence, breach of implied contract and, in one case, violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose personally identifiable information (“PII”) was accessed in the previously disclosed November 2022 cyber-attack on the Company and related data breach. The plaintiffs are seeking equitable and injunctive relief and an unspecified amount of monetary damages in connection with their claims, as well as an award of attorneys’ fees and costs. The Company disputes these claims and is engaged in vigorously defending against these matters. On May 4, 2023, the Court entered a sua sponte Order consolidating all five (5) cases into one which is captioned Morehead v. 1st Franklin Financial Corporation, Case No. 2023-CV-0038=SCJ. On July 20, 2023, the Company filed a Motion to Dismiss (or in the alternative Stay) the consolidated case on the basis that each of prospective class representatives expressly waived their right to serve as class representatives and are bound to arbitrate each case individually.

In addition, the Company is, and expects to be, involved in various legal proceedings incidental to its business from time to time. In the opinion of Management, the ultimate resolution of any such known claims or proceedings is not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.
ITEM 6.    Exhibits:

(a)Exhibits:
13	Quarterly Report to Investors as of and for the Three and Six Months Ended June 30, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: August 14, 2023

1st
FRANKLIN
FINANCIAL
CORPORATION
QUARTERLY
REPORT TO INVESTORS
AS OF AND FOR THE
THREE AND SIX MONTHS ENDED
JUNE 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following narrative is Management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “our” or “we”) financial condition and operating results as of and for the three and six months ended June 30, 2023 and 2022. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s 2022 Annual Report. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.
Forward-Looking Statements:
Certain information in this discussion and other statements contained in this Quarterly Report are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. The Company's actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein, which involve known and unknown risks and uncertainties. Possible factors that could cause actual future results to differ from expectations include, but are not limited to, adverse general economic conditions, including changes in employment rates or in the interest rate environment, unexpected reductions in the size or collectability of our loan portfolio, unexpected increases in our allowance for credit losses, reduced sales or increased redemptions of our securities, unavailability of borrowings under our credit facility, federal and state regulatory changes affecting consumer finance companies, unfavorable outcomes in legal proceedings and adverse or unforeseen developments in any of the matters described under “Risk Factors” in our 2022 Annual Report, as well as other factors referenced elsewhere in our filings with the Securities and Exchange Commission from time to time. The Company undertakes no obligation to update any forward-looking statements, except as required by law.
The Company:
We are engaged in the consumer finance business, primarily in making consumer installment loans to individuals. Our other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans on real estate. All of our loans are at fixed rates, and contain fixed terms and fixed payments. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income. The Company and its operations are guided by a strategic plan which includes planned growth through strategic geographic expansion of our branch office network. As of June 30, 2023, the Company’s business was operated through 119 branch offices in Georgia, 46 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 15 in Texas, 9 in Kentucky, and 2 in Virginia.
As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. The attack temporarily affected operations and caused delays in originating and servicing loans and investments at some locations. During the incident, the attackers had access to personally identifiable information ("PII") of certain Company employees, customers, and investors. The incident was limited to the Company's on-site file directory system and did not affect the Company's off-site core operating system. Full lending and investing operations were restored within days of the incident, and the Company provided notifications to all potentially-affected individuals. As of August 14, 2023, the Company is named as a defendant in one consolidated consumer class action suit (which originally began as five separate cases alleging harm from the cyber-attack). The Company maintains a cyber insurance policy that we expect indemnifies the Company for the majority of the costs of investigation, remediation, business interruption, and costs pertaining to the breach.

Financial Condition:
The Company’s total assets increased $19.7 million (2%) to $1,182.6 million at June 30, 2023 compared to $1,162.9 million at December 31, 2022. The increase was primarily due to an increase in investment securities and other assets that was partially offset by a decrease in our net loan portfolio.

Cash and cash equivalents (excluding restricted cash) decreased $6.4 million (13%) at June 30, 2023 while restricted cash increased $5.4 million (34%) compared to December 31, 2022. Restricted cash consists of funds maintained in restricted accounts at the Company's insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. See Note 3, "Investment Securities" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of amounts held in trust. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers. As of June 30, 2023, restricted cash included $8.3 million held to facilitate an asset acquisition. See Note 11, "Subsequent Event" for further discussion.
Gross loan originations decreased $19.7 million for the six-month period ended June 30, 2023 compared to the same period last year. Our net loan portfolio decreased 1% to $794.8 million at June 30, 2023 compared to $800.3 million at December 31, 2022. Included in our net loan portfolio is our allowance for credit losses which reflects estimated current expected credit losses in the loan portfolio as of the date of the statement of financial position. Management increased the allowance $1.0 million to $76.2 million at June 30, 2023, compared to $75.2 million at December 31, 2022. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses inherent in the portfolio as of June 30, 2023; however, unexpected changes in trends or deterioration in economic conditions could result in additional changes in the allowance. Any change in our allowance for credit losses could have a material impact on our results of operations or financial condition in the future.
The Company’s investment securities portfolio increased $12.2 million (6%) compared to the prior year-end. The majority of the increase was due to an increase in fair market values. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. Investment securities have been designated as “available for sale” at June 30, 2023 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Operating lease right-of-use assets increased $3.1 million (8%) in the six months ended June 30, 2023 mainly due to an increase in the number branches in the Company's network.
Other assets increased by $10.9 million (28%). Receivables from a non-affiliated insurance company increased $6.5 million as of June 30, 2023 due to a data file processing delay. The full amount of the receivable cleared in July 2023. Capitalization of software development costs contributed $3.2 million to the increase in other assets.
The Company's senior debt is comprised of a line of credit from a bank and the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at June 30, 2023 was $869.8 million compared to $833.4 million at December 31, 2022, representing an increase of $36.4 million (4%). The aggregate decrease of $10.3 million in the Company's senior demand notes, commercial paper debt securities, and variable rate subordinated debentures, together with operating results, resulted in an increase of $46.7 million in the outstanding balance on the bank line of credit.
Operating lease liabilities increased $3.2 million (8%) while accrued expenses and other liabilities decreased $13.3 million (43%) to $17.8 million at June 30, 2023 compared to $31.2 million at December 31, 2022. Payment of $10.3 million for 2022 incentive bonuses in February 2023 was the primary factor causing the decrease in accrued expenses and other liabilities.
Results of Operations:
During the three and six months ended June 30, 2023, total revenues were $85.3 million and $169.6 million, respectively, compared to $84.1 million and $165.8 million during the same periods a year ago. Growth in the Company’s loan portfolio since the prior year comparable period resulted in higher interest and finance charge revenue. The increase was partially offset by a $0.7 million decrease in insurance premium and commission revenue for the six months ended June 30, 2023.

Net income was $0.6 million and net loss was $6.0 million for the three and six months ended June 30, 2023, respectively, which is and $8.5 million and $21.2 million decrease compared to the same periods a year ago. Higher revenues were offset by higher other expenses, higher interest costs and an increased provision for loan losses during the period just ended compared to a year ago.
Net Interest Income
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income decreased $1.9 million and $1.4 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. An increase in our average daily net loan balances of $27.9 million (3%) during the six months just ended compared to the same period a year ago was offset by increased borrowing costs.
Average daily borrowings increased $67.5 million (9%) during the six-month period ended June 30, 2023, compared to the same period in 2022. The Company's average borrowing rates were 4.33% and 3.33% during the six-month period ended June 30, 2023, and 2022, respectively. Interest expense increased $3.5 million (53%) and $5.9 million (45%) during the three and six months just ended, respectively, compared to the same periods a year ago due to the higher average daily borrowings and higher cost of funds.
Management projects that, based on historical results and current estimates, average net receivables will grow during the remainder of 2023, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact our net interest income.
Insurance Revenue
Insurance revenues were $0.4 million (3%) and $0.7 million (2%) lower during the three and six months ended June 30, 2023, respectively, compared to the same periods a year ago. Insurance claims and expenses were unchanged for the three-month period just ended; however, there was a decrease of $0.6 million (7%) during the six-month period just ended, as compared to the same periods a year ago.
Other Revenue
Other revenue was unchanged for the three months ended June 30, 2023, compared to the same period last year. For the six months ended June 30, 2023, other revenue increased $0.1 million (3%) compared to the same period a year ago mainly due to increased sales of auto club memberships offered to loan customers and a cash-back rebate from the Company's corporate credit card provider.
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
The provision for credit losses increased $6.4 million (41%) and $15.4 million (48%) during the three and six months ended June 30, 2023 respectively, compared the same periods last year. Net charge-offs increased $4.8 million (31%) and $15.3 million (49%) to $20.2 million and $46.4 million during the three and six months ended June 30, 2023, respectively, compared to the same periods last year.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions. The Company's credit losses increased sharply starting in the third quarter of 2022. The increase appears to have occurred across consumer finance industry based on credit losses incurred by the Company's competitors. Management attributes the credit loss increase to inflation driven increases to the cost goods and services consumed by borrowers in the segment. The cyber-attack on the Company impacted its ability to service past due accounts in accordance with standard business practices, resulting higher delinquency.

Delinquency, bankruptcy, non-performing loans, and debt restructurings are returning levels experienced prior to the third quarter of 2022. The percent of the gross loan portfolio greater than 30 days delinquent is 7.17% at June 30, 2023, compared to 9.44% at December 31, 2022. The ratio of bankrupt accounts to the gross loan portfolio balance was 1.54% at June 30, 2023 and 1.56% at December 31, 2022.
Management considers recent economic factors in its analysis. The U.S. Federal Reserve raised the Federal Funds Rate for the 11th consecutive time on July 26, 2023, representing a cumulative increase of 5.25% since March 2022’s near zero rate. The benchmark Federal Funds Rate is at a 16-year high. Despite the central bank’s efforts, prices of consumer goods have increased, although energy prices appear to have stabilized. Unemployment remains near historic lows at 3.6% as of June 2023. Federal Reserve Chairman Powell stated that conditions in the banking sector improved since the failure of two large banks in March. Rate actions have reduced the inflation rate; however, inflation has not decreased to the U.S. Federal Reserve's target rate.
The allowance for credit losses increased by $1.8 million and $1.0 million to $76.2 million for the three and six months ended June 30, 2023, respectively.
Management believes that the allowance for credit losses, as estimated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at June 30, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future period, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Other Operating Expenses
Other operating expenses decreased $0.2 million (<1%) and increased $4.3 million (5%) during the three and six months ended June 30, 2023, respectively, compared to the same periods a year ago. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense decreased $2.8 million (9%) and $2.6 million (5%) during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Inflation-based salary adjustments for certain team members were offset by the lower bonus accrual and capitalization of employee salaries attributable to software development for the three and six-month periods.
Occupancy expenses increased $0.5 million (10%) and $1.2 million (14%) during the three and six months ended June 30, 2023, respectively, compared to the same periods a year ago. Increases in depreciation expenses due to additional fixed assets purchased, monthly rent expenses, and maintenance expenses attributed to the increase in occupancy expenses.
Other expenses increased $2.2 million (16%) and $5.7 million (21%) during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Higher consultant fees, information technology expenses, credit bureau dues, and legal and audit fees were the primary factors driving the increase in miscellaneous other operating expenses during the three and six months ended June 30, 2023 as compared to the same periods in 2022.
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

Effective income tax rate was 64% and -53% during the three and six months ended June 30, 2023, respectively, compared to 11% during the same periods ended June 30, 2022. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.

Quantitative and Qualitative Disclosures About Market Risk:
The possibility of market fluctuations in market interest rates during the remainder of the year could have an impact on our net interest margin. Please refer to the market risk analysis discussion contained in our Annual Report as of and for the year ended December 31, 2022 for a more detailed analysis of our market risk exposure. There have been no material changes to our market risk during the six months ended June 30, 2023.
Liquidity and Capital Resources:
As of June 30, 2023 and December 31, 2022, the Company had $43.3 million and $49.7 million, respectively, invested in cash and cash equivalents (excluding restricted cash), the majority of which was held by the insurance subsidiaries.
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
Most of the Company’s liquidity requirements are financed through the collection of receivables and through the sale of short-term and long-term debt securities. The Company’s continued liquidity is therefore dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. Overall, debt securities increased $10.3 million (1%) between December 31, 2022 and June 30, 2023. In addition to its receivables and securities sales, the Company has an external source of funds available under a credit facility with Wells Fargo Bank, N.A. (as amended, the “credit agreement”). The credit agreement provides for borrowings of up to $230.0 million or 70% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, and has a maturity date of February 28, 2025. Available borrowings under the credit agreement were $115.8 million and $162.5 million at June 30, 2023 and December 31, 2022 at an interest rate of 8.01% and 6.97%, respectively.
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
The Company anticipates that its cash and cash equivalents, cash flows from operations, available lines of credit, and borrowings from time to time under the credit agreement will be sufficient to fund its liquidity needs for the next 12 months and thereafter for the foreseeable future.
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

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CASH AND CASH EQUIVALENTS	$43,250,560	$49,652,729

RESTRICTED CASH	21,138,215	15,781,499

LOANS:
Direct Cash Loans	900,503,782	911,821,593
Real Estate Loans	33,438,875	37,323,155
Sales Finance Contracts	162,768,511	146,507,130
	1,096,711,168	1,095,651,878

Less: Unearned Finance Charges	159,651,026	154,630,023
Unearned Insurance Premiums and Commissions	65,968,049	65,536,077
Allowance for Credit Losses	76,248,839	75,210,063
Net Loans	794,843,254	800,275,715

INVESTMENT SECURITIES:
Available for Sale, at fair value	232,221,115	220,028,343

OTHER ASSETS:
Operating Lease Right-of-Use Assets	41,209,084	38,153,238
Other Assets	49,924,952	39,032,732
	91,134,036	77,185,970

TOTAL ASSETS	$1,182,587,180	$1,162,924,256

LIABILITIES AND STOCKHOLDERS' EQUITY
SENIOR DEBT	$841,921,416	$804,442,227
OPERATING LEASE LIABILITIES	42,170,738	39,019,208
ACCRUED EXPENSES AND OTHER LIABILITIES	17,820,767	31,163,971
SUBORDINATED DEBT	27,928,232	29,005,826
Total Liabilities	929,841,153	903,631,232

STOCKHOLDERS' EQUITY:
Preferred Stock: $100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common Stock
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding	—	—
Accumulated Other Comprehensive (Loss)	(24,222,898)	(26,401,816)
Retained Earnings	276,798,925	285,524,840
Total Stockholders' Equity	252,746,027	259,293,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,182,587,180	$1,162,924,256
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

INTEREST INCOME	$69,657,290	$68,008,920	$138,623,931	$134,142,752
INTEREST EXPENSE	10,086,862	6,586,420	18,715,921	12,864,784
NET INTEREST INCOME	59,570,428	61,422,500	119,908,010	121,277,968

Provision for Credit Losses	21,994,605	15,599,679	47,409,025	32,056,528

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,575,823	45,822,821	72,498,985	89,221,440

INSURANCE INCOME
Premiums and Commissions	$13,609,446	$13,975,076	27,382,896	28,079,028
Insurance Claims and Expenses	3,832,599	3,794,878	8,567,392	9,217,137
Total Net Insurance Income	9,776,847	10,180,198	18,815,504	18,861,891

OTHER REVENUE	2,069,702	2,069,058	3,639,425	3,545,906

OTHER OPERATING EXPENSES
Personnel Expense	$27,273,700	$30,106,868	55,577,967	58,225,832
Occupancy Expense	$4,809,709	$4,359,435	9,951,379	8,713,142
Other	15,548,939	13,385,229	33,371,478	27,668,562
Total	47,632,348	47,851,532	98,900,824	94,607,536

INCOME / (LOSS) BEFORE INCOME TAXES	1,790,024	10,220,545	(3,946,910)	17,021,701

Provision for Income Taxes	1,145,885	1,104,906	2,093,915	1,842,156

NET INCOME / (LOSS)	$644,139	$9,115,639	$(6,040,825)	$15,179,545

BASIC AND DILUTED EARNINGS / (LOSS) PER SHARE
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$3.79	$53.62	$(35.53)	$89.29
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Income / (Loss)	$644,139	$9,115,639	$(6,040,825)	$15,179,545

Other Comprehensive (Loss) / Income:
Net changes related to available-for-sale securities
Unrealized (losses) / gains	(3,741,996)	(17,153,420)	2,876,078	(40,371,114)
Income tax benefit / (provision)	788,354	3,583,689	(599,045)	8,469,914
Net unrealized (losses) / gains	(2,953,642)	(13,569,731)	2,277,033	(31,901,200)

Less reclassification of gain to net income	66,168	84,647	98,115	204,458

Total Other Comprehensive (Loss) / Gain	(3,019,810)	(13,654,378)	2,178,918	(32,105,658)

Total Comprehensive (Loss)	$(2,375,671)	$(4,538,739)	$(3,861,907)	$(16,926,113)

See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Three Months Ended June 30, 2023:
Balance at March 31, 2023	170,000	$170,000	$276,154,786	$(21,203,088)	$255,121,698
Comprehensive Income:
Net Income	—	—	644,139	—
Other Comprehensive Loss	—	—	—	(3,019,810)
Total Comprehensive Loss	—	—	—	—	(2,375,671)
Cash Distributions Paid	—	—	—	—	—
Balance at June 30, 2023	170,000	$170,000	$276,798,925	$(24,222,898)	$252,746,027

Three Months Ended June 30, 2022:
Balance at March 31, 2022	170,000	$170,000	$292,915,008	$(8,714,629)	$284,370,379
Comprehensive Income:
Net Income	—	—	9,115,639	—
Other Comprehensive Loss	—	—	—	(13,654,378)
Total Comprehensive Loss	—	—	—	—	(4,538,739)
Cash Distributions Paid	—	—	(10,237,350)	—	(10,237,350)
Balance at June 30, 2022	170,000	$170,000	$291,793,297	$(22,369,007)	$269,594,290

Six Months Ended June 30, 2023:
Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024
Comprehensive Income:
Net Loss	—	—	(6,040,825)	—
Other Comprehensive Income	—	—	—	2,178,918
Total Comprehensive Loss	—	—	—	—	(3,861,907)
Cash Distributions Paid	—	—	(2,685,090)	—	(2,685,090)
Balance at June 30, 2023	170,000	$170,000	$276,798,925	$(24,222,898)	$252,746,027

Six Months Ended June 30, 2022:
Balance at December 31, 2021	170,000	$170,000	$286,851,102	$9,736,651	$296,757,753
Comprehensive Income:
Net Income	—	—	15,179,545	—
Other Comprehensive Loss	—	—	—	(32,105,658)
Total Comprehensive Loss	—	—	—	—	(16,926,113)
Cash Distributions Paid	—	—	(10,237,350)		(10,237,350)
Balance at June 30, 2022	170,000	$170,000	$291,793,297	$(22,369,007)	$269,594,290
See Notes to Unaudited Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) / Income	$(6,040,825)	$15,179,545
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	47,409,025	32,056,528
Depreciation and amortization	2,603,796	2,190,059
Deferred tax benefit	86,168	(6,066)
Net gains due to called redemptions of marketable securities and amortization on securities	(285,862)	(376,446)
Increase in other assets	(13,032,452)	(1,633,506)
Decrease in other liabilities	(13,343,203)	(4,078,156)
Net Cash Provided	17,396,647	43,331,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(285,795,759)	(312,830,905)
Loan payments	243,819,196	242,250,322
Purchases of securities, available for sale	(18,828,785)	(15,003,323)
Redemptions of securities, available for sale	9,680,000	12,595,000
Capital Expenditures	(1,033,257)	(1,669,784)
Net Cash Used	(52,158,605)	(74,658,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) / increase in senior demand notes	(11,055,295)	10,293,856
Advances on credit line	122,361,880	106,833,799
Payments on credit line	(75,682,048)	(123,533,799)
Commercial paper issued	68,756,400	97,016,187
Commercial paper redeemed	(66,901,747)	(36,560,245)
Subordinated debt securities issued	3,248,748	2,891,839
Subordinated debt securities redeemed	(4,326,343)	(3,483,030)
Dividends / distributions	(2,685,090)	(10,237,350)
Net Cash Provided	33,716,505	43,221,257

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,045,453)	11,894,525

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	65,434,228	40,366,820

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$64,388,775	$52,261,345

Cash paid during the year for -
Interest Paid	$17,505,062	$12,796,816
Income Taxes Paid	2,777,142	2,060,000
Non-cash transactions for -
ROU assets and associated liabilities	4,131,705	3,845,248
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
In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2023 and December 31, 2022, its consolidated results of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022 and its consolidated cash flows for the six months ended June 30, 2023 and 2022. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
The computation of earnings per share is self-evident from the accompanying Condensed Consolidated Statements of Income and Retained Earnings (Unaudited). The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash (in 000's) reported in the condensed consolidated statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and Cash Equivalents	$43,251	$38,591
Restricted Cash	$21,138	$13,670
Total Cash, Cash Equivalents and Restricted Cash	$64,389	$52,261
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
During the three months ended June 30, 2023, and 2022, the Company recognized interest related revenue of $69.7 million and $68.0 million, respectively, insurance related revenue of $13.6 million and $14.0 million, respectively, and other revenue from contracts with customers of $2.1 million and $2.1 million, respectively. During the six months ended June 30, 2023, and 2022, the Company recognized interest related revenue of $138.6 million and $134.1 million, respectively, insurance related revenue of $27.4 million and $28.1 million, and other revenues of $3.6 million and $3.5 million, respectively.

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
The Company adopted the new standard on January 1, 2023 and elected to apply the new measurement prospectively. Adoption did not have a material impact, except for changes in disclosure required by the standard, on the Company's consolidated financial statement.
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

Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Consolidated Statements of Cash Flows (in 000's):

	Six Months Ended June 30,
	2023	2022

Loans Originated / Acquired:	$555,249	$587,120
Less Non-Cash Reconciling items:
Other Consumer renewed loans (live check and premier)	117,617	127,601
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	151,836	146,688
Loans originated or purchased per Consolidated Statements of Cash Flows:	$285,796	$312,831
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
The Company’s Gross Balances (in 000's) by loan class as of June 30, 2023 and December 31, 2022:

Gross Balance (in 000's) by Origination Year as of June 30, 2023:

Loan Class	2023(1)	2022	2021	2020	2019	Prior	Total
Live Check Loans	$87,466	$52,110	$5,777	$965	$100	$23	$146,441
Premier Loans	10,255	45,050	17,929	4,078	1,070	330	78,712
Other Consumer Loans	321,765	257,150	73,885	14,126	4,559	1,570	673,055
Real Estate Loans	—	3,464	11,913	5,359	4,691	7,394	32,821
Sales Finance Contracts	55,538	64,026	26,846	12,972	2,187	286	161,855
Total	$475,024	$421,800	$136,350	$37,500	$12,607	$9,603	$1,092,884
(1) Includes loans originated during the six-months ended June 30, 2023.

Gross Balance (in 000's) by Origination year as of December 31, 2022:

Loan Class	2022	2021	2020	2019	2018	Prior	Total
Live Check Loans	$129,140	$15,432	$2,234	$292	$32	$10	$147,140
Premier Loans	68,166	29,236	7,155	2,101	528	82	107,268
Other Consumer Loans	482,667	136,511	24,941	8,134	2,333	526	655,112
Real Estate Loans	3,640	13,216	6,098	5,261	3,876	4,517	36,608
Sales Finance Contracts	85,001	37,060	19,145	3,817	585	68	145,676
Total	$768,614	$231,455	$59,573	$19,605	$7,354	$5,203	$1,091,804

The Company’s Gross Balance (in 000's) on non-accrual loans by loan class as of June 30, 2023 and December 31, 2022 are as follows:

Loan Class	June 30, 2023	December 31, 2022

Live Check Loans	$9,642	$13,527
Premier Loans	3,325	4,738
Other Consumer Loans	27,778	41,240
Real Estate Loans	1,560	1,870
Sales Finance Contracts	4,919	5,656
Total	$47,224	$67,031

Age analysis of Gross Balance (in 000's) on past due loans, segregated by loan class, as of June 30, 2023:

Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Live Check Loans	$4,356	$3,835	$5,966	$14,157
Premier Loans	1,580	1,045	1,960	4,585
Other Consumer Loans	17,607	10,682	20,444	48,733
Real Estate Loans	815	360	1,424	2,599
Sales Finance Contracts	3,384	1,846	3,021	8,251
Total	$27,742	$17,768	$32,815	$78,325

Age analysis of Gross Balance (in 000's) on past due loans, segregated by loan class, as of December 31, 2022:

Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Live Check Loans	$6,217	$4,524	$8,232	$18,973
Premier Loans	2,164	1,302	2,416	5,882
Other Consumer Loans	24,681	14,373	26,818	65,872
Real Estate Loans	894	436	1,380	2,710
Sales Finance Contracts	4,257	2,066	3,315	9,638
Total	$38,213	$22,701	$42,161	$103,075

While aging analysis is the primary credit quality indicator, we also consider loans in non-accrual status, loan restructures where the borrower is experiencing financial difficulty, the ratio of bankrupt accounts to the total Gross Outstanding, and economic factors in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses.
The ratio of bankrupt accounts to the Gross Balance was 1.54% at June 30, 2023, compared to 1.56% at December 31, 2022.
For each segment in the portfolio, the Company also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the Gross Balance in each segment of the portfolio as of June 30, 2023 based on year of origination:

Payment Performance by Origination Year (in thousands)
	2023(1)	2022	2021	2020	2019	Prior	Total Gross Balance Balance
Live Check Loans:
Performing	$83,189	$47,247	$5,323	$920	$97	$23	$136,799
Nonperforming	4,277	4,863	454	45	3	—	9,642
	$87,466	$52,110	$5,777	$965	$100	$23	$146,441
Premier Loans:
Performing	$10,165	$43,011	$17,015	$3,898	$992	$306	$75,387
Nonperforming	90	2,039	914	180	78	24	3,325
	$10,255	$45,050	$17,929	$4,078	$1,070	$330	$78,712
Other Consumer Loans:
Performing	$317,015	$241,053	$68,552	$13,113	$4,119	$1,425	$645,277
Nonperforming	4,750	16,097	5,333	1,013	440	145	27,778
	$321,765	$257,150	$73,885	$14,126	$4,559	$1,570	$673,055
Real Estate Loans:
Performing	$—	$3,447	$11,269	$5,058	$4,383	$7,104	$31,261
Nonperforming	—	17	644	301	308	290	1,560
	$—	$3,464	$11,913	$5,359	$4,691	$7,394	$32,821
Sales Finance Contracts:
Performing	$54,985	$61,863	$25,605	$12,229	$2,013	$241	$156,936
Nonperforming	553	2,163	1,241	743	174	45	4,919
	$55,538	$64,026	$26,846	$12,972	$2,187	$286	$161,855
(1)Includes loans originated during the six months ended June 30, 2023.
In March 2022 the Financial Accounting Standards Board ("FASB") issued an accounting update ("ASU No. 2022-02") eliminating the accounting for troubled debt restructurings (each, a "TDR") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross credit losses by year of origination for finance receivables. The amendments in this update are effective for annual and interim periods beginning after December 15, 2022. The elimination of TDR guidance and enhanced disclosure requirements were adopted prospectively for loan modifications after adoption. These enhanced disclosures are presented herein for periods since adoption.
Modifications that lower the principal balance experience a direct charge-off for the difference of the original and modified principal amount. The Company only lowers the principal balance due in the event of a court order. The information relating to modifications made to borrowers experiencing financial difficulty (dollars in 000's) for the period indicated are as follows:

	Three months ended June 30, 2023 (in 000's)

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Live Check Loans	$1,200	3.3%	$457	1.2%	$612	1.7%	$588	1.6%	$268	0.7%
Premier Loans	399	2.0%	269	1.4%	216	1.1%	467	2.4%	321	1.6%
Other Consumer Loans	2,554	1.5%	2,965	1.8%	2,373	1.4%	6,373	3.8%	3,845	2.3%
Real Estate Loans	116	1.5%	5	0.1%	20	0.3%	—	—%	17	0.2%
Sales Finance Contracts	105	0.3%	147	0.4%	432	1.1%	1,282	3.2%	174	0.4%
Total	$4,374	1.6%	$3,843	1.4%	$3,653	1.3%	$8,710	3.2%	$4,625	1.7%

	Six months ended June 30, 2023 (in 000's)

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Live Check Loans	$2,455	3.4%	$1,130	1.5%	$1,268	1.7%	$1,468	2.0%	$566	0.8%
Premier Loans	735	1.9%	847	2.2%	443	1.1%	960	2.4%	723	1.8%
Other Consumer Loans	5,720	1.7%	6,491	1.9%	5,029	1.5%	14,284	4.2%	8,493	2.5%
Real Estate Loans	163	1.1%	5	—%	25	0.2%	—	—%	17	0.1%
Sales Finance Contracts	274	0.3%	313	0.4%	935	1.2%	3,083	3.8%	294	0.4%
Total	$9,347	1.7%	$8,786	1.6%	$7,700	1.4%	$19,795	3.6%	$10,093	1.9%

The financial effects of the modifications made to borrowers experiencing financial difficulty in the three months ended June 30, 2023 are as follows:

Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.6 million
	Premier Loans	Reduced the gross balance of the loans $0.2 million
	Other Consumer Loans	Reduced the gross balance of the loans $2.4 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.4 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 26.7% to 15.9%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.1% to 14.4%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.2% to 18.0%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 18.4% to 7.4%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 21.7% to 14.6%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 27 months to the term
	Other Consumer Loans	Added a weighted average 17 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 21 months to the term
The financial effects of the modifications made to borrowers experiencing financial difficulty in the six months ended June 30, 2023 are as follows:

Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $1.3 million
	Premier Loans	Reduced the gross balance of the loans $0.4 million
	Other Consumer Loans	Reduced the gross balance of the loans $5.0 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.9 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 26.8% to 16.7%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.2% to 14.9%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.1% to 19.0%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 18.5% to 7.0%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 21.9% to 15.5%
Term Extension	Live Check Loans	Added a weighted average 13 months to the term
	Premier Loans	Added a weighted average 27 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 19 months to the term

Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off during the three and six month periods ended June 30, 2023 (in 000's):

	Three Months Ended June 30, 2023

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Live Check Loans	$723	$130	$342	$119	$113
Premier Loans	200	88	166	69	98
Other Consumer Loans	1,539	521	1,070	1,179	794
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	23	52	131	356	25
Total	$2,485	$791	$1,709	$1,723	$1,030

	Six Months Ended June 30, 2023

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Live Check Loans	$1,557	$205	$697	$221	$331
Premier Loans	271	120	242	198	135
Other Consumer Loans	2,991	954	1,877	2,152	1,213
Real Estate Loans	—	—	5	—	—
Sales Finance Contracts	102	68	234	512	39
Total	$4,921	$1,347	$3,055	$3,083	$1,718

The aging for loans that were modified to borrowers experiencing financial difficulty in the past 12 months (in 000's):

	June 30, 2023

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Live Check Loans	$4,230	$1,180	$1,683	$7,093
Premier Loans	4,442	877	743	6,062
Other Consumer Loans	49,991	9,407	10,282	69,680
Real Estate Loans	191	24	217	432
Sales Finance Contracts	6,352	1,359	1,302	9,013
Total	$65,206	$12,847	$14,227	$92,280

Prior to January 1, 2023, the Company classified a receivable as a TDR when the Company modified a loan's contractual terms for economic or other reasons related to the borrower's financial difficulties and granted a concession that would not have otherwise been considered.
The following table presents a summary of loans that were restructured during the three months ended June 30, 2022 ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance	Post-Modification Gross Balance

Live Check Loans	1,341	$2,429	$2,396
Premier Loans	196	1,250	1,230
Other Consumer Loans	5,055	19,614	19,124
Real Estate Loans	5	28	26
Sales Finance Contracts	251	1,929	1,886
Total	6,848	$25,250	$24,662

The following table presents a summary of loans that were restructured during the six months ended June 30, 2022 ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance	Post-Modification Gross Balance

Live Check Consumer Loans	2,406	$4,451	$4,373
Premier Consumer Loans	390	2,560	2,485
Other Consumer Loans	9,514	36,361	35,178
Real Estate Loans	12	114	112
Sales Finance Contracts	468	3,498	3,367
Total	12,790	$46,984	$45,515

TDRs that occurred during the twelve months ended June 30, 2022 and subsequently defaulted during the three months ended June 30, 2022 are listed below ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance

Live Check Loans	486	$890
Premier Loans	44	241
Other Consumer Loans	1,587	3,742
Real Estate Loans	—	—
Sales Finance Contracts	42	232
Total	2,159	$5,105

TDRs that occurred during the twelve months ended June 30, 2022 and subsequently defaulted during the six months ended June 30, 2022 are listed below ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance

Live Check Consumer Loans	790	$1,446
Premier Consumer Loans	76	410
Other Consumer Loans	2,647	6,127
Real Estate Loans	—	—
Sales Finance Contracts	81	423
Total	3,594	$8,406

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
The Company estimates an expected credit loss by utilizing a snapshot of each specific loan segment at a point in history and tracing that segment’s performance until charge-offs were substantially exhausted for that particular segment. Charge-offs in subsequent period are aggregated to derive an unadjusted lifetime historical charge-off rate by segment. The receivables balance at the balance sheet date is reviewed and adjustments to the allowance for credit losses are made if Management determines the receivables balance warrants an adjustment. The Company performs a correlation analysis between macroeconomic factors and prior charge-offs for the following macroeconomic factors: Annual Unemployment Rates, Real Gross Domestic Product, Consumer Price Index (CPI), and US National Home Price Index (HPI). To evaluate the overall adequacy of the Company’s allowance for credit losses, Management considers the level of loan receivables, historical loss trends, loan delinquency trends, bankruptcy trends and overall economic conditions. Such allowance is, in the opinion of Management, adequate for expected losses in the current loan portfolio. As the estimates used in determining the loan loss reserve are influenced by outside factors, such as consumer payment patterns and general economic conditions, there is uncertainty inherent in these estimates. Actual results could vary based on future changes in significant assumptions.
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
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on grade delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when the graded delinquency on a precomputed loan is less than two payments and on when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at June 30, 2023 or December 31, 2022.
Due to the composition of the loan portfolio, the Company determines and monitors the allowance for credit losses on a portfolio segment basis. As of June 30, 2023, a historical look back period of five quarters was utilized for live checks; six quarters for other consumer loans, premier loans, and sales finance contracts; and a look back period of five years was utilized for real estate loans. Expected look back periods are determined based on analyzing the history of each segment’s snapshot at a point in history and tracing performance until charge-offs are mostly exhausted. The Company addresses seasonality primarily through the use of an average in quarterly historical loss rates over a 4-quarter snapshot time span instead of using one specific snapshot quarter’s historical loss rates.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.
Management considers recent economic factors in its analysis. The central bank raised the Fed Funds Rate by 25 bps on July 26, 2023, after a hold at the conclusion of the June 14, 2023 meeting, representing a cumulative increase of 5.25% since March 2022’s near zero rate. The benchmark federal-funds rate is at a 16-year high. The all-items CPI index increased 3.0% over the past 12 months, marking the smallest increase since March 31, 2021. Unemployment remains near historic lows at 3.6% at the end of June 2023. Consumers have been resilient in the face of interest rate increases. The Company's loans are contracted at a fixed rate; therefore, borrowers are not directly affected by rising interest rates.
The allowance for credit losses increased by $1.0 million to $76.2 million as of June 30, 2023, compared to $75.2 million at December 31, 2022.
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
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at June 30, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Gross charge offs by origination year during the three months ended June 30, 2023 (in 000's):

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Live Check Loans	$141	$6,201	$550	$55	$10	$17	$6,975
Premier Loans	—	1,185	626	115	67	17	2,010
Other Consumer Loans	102	10,506	3,660	572	237	185	15,262
Real Estate Loans	—	—	—	—	—	3	3
Sales Finance Contracts	13	1,220	747	426	59	19	2,483
Total	$257	$19,112	$5,583	$1,168	$373	$241	$26,733

Gross charge offs by origination year during the six months ended June 30, 2023 (in 000's):

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Live Check Loans	$157	$14,230	$1,623	$126	$29	$30	$16,195
Premier Loans	—	2,251	1,425	268	128	32	4,104
Other Consumer Loans	111	21,788	9,698	1,427	544	358	33,926
Real Estate Loans	—	—	1	7	1	8	17
Sales Finance Contracts	15	2,231	1,501	944	148	38	4,877
Total	$283	$40,500	$14,248	$2,772	$850	$466	$59,119

Segmentation of the portfolio began with the adoption of ASC Topic 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses (in 000's) based on a collective evaluation.

	Three Months Ended June 30, 2023
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 3/31/2023	$16,335	$5,410	$44,816	$153	$7,768	$74,482
Provision for Credit Losses	4,552	100	13,840	(8)	3,511	$21,995
Charge-offs	(6,973)	(2,010)	(15,264)	(3)	(2,483)	$(26,733)
Recoveries	1,376	359	4,272	1	497	$6,505
Ending Balance 6/30/2023	$15,290	$3,859	$47,664	$143	$9,293	$76,249

	Six Months Ended June 30, 2023
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2022	$14,896	$6,108	$46,412	$143	$7,651	$75,210
Provision for Credit Losses	13,982	1,187	26,711	14	5,515	$47,409
Charge-offs	(16,195)	(4,104)	(33,926)	(17)	(4,877)	$(59,119)
Recoveries	2,607	668	8,467	3	1,004	$12,749
Ending Balance 6/30/2023	$15,290	$3,859	$47,664	$143	$9,293	$76,249

Comparative information of the collective evaluation of the Company's allowance for credit losses (in 000's) is presented the following table.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Allowance for Credit Losses:
Beginning Balance	$74,482	$68,108	$75,210	$67,311
Provision for credit losses	$21,995	$15,600	$47,409	$32,057
Charge-offs	$(26,733)	$(20,827)	$(59,119)	$(41,833)
Recoveries	$6,505	$5,421	$12,749	$10,767
Ending balance; collectively evaluated for impairment	$76,249	$68,302	$76,249	$68,302

Note 3 – Investment Securities
Investment Securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in 000's):

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-Sale
Obligations of states and political subdivisions	$262,468	$231,806	$253,068	$219,648
Corporate securities	$415	$415	$380	$380
	$262,883	$232,221	$253,448	$220,028
Gross unrealized losses on investment securities totaled $31.7 million and $34.5 million at June 30, 2023 and December 31, 2022, respectively. The following table provides an analysis of investment securities in an unrealized loss position (in 000's) for which an allowance for credit losses is unnecessary as of June 30, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$75,137	$(1,912)	$99,592	$(29,832)	$174,729	$(31,744)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$118,495	$(9,328)	$42,314	$(25,126)	$160,809	$(34,454)
The previous two tables represent 190 and 184 investments held by the Company at June 30, 2023 and December 31, 2022, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of June 30, 2023 and December 31, 2022.
No securities were sold to date in 2023. Additionally, the Company sold no securities during the year ended December 31, 2022. Proceeds from redemption of investments due the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $9.7 million with a net gain of $0.1 million and $26.8 million with a net gain of $0.6 million as of June 30, 2023 and December 31, 2022, respectively.
The Company’s insurance subsidiaries internally designate certain investments as restricted to cover their policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with the Company's property and casualty insurance company subsidiary (“Frandisco P&C”), as grantor, and American Bankers Insurance Company of Florida, as beneficiary. At June 30, 2023, these trusts held $46.6 million in available-for-sale investment securities at market value. US Bank also serves as trustee under trust agreements with the Company's life insurance company subsidiary (“Frandisco Life”), as grantor, and American Bankers Life Assurance Company, as beneficiary. At June 30, 2023, these trusts held $24.9 million in available-for-sale investment securities at market value. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.

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
Marketable Debt Securities: Management has designated the Company's investment securities held in the Company's investment portfolio at June 30, 2023 and December 31, 2022 as being available-for-sale. The investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method; therefore, Marketable Debt Securities are classified as a Level 2 financial asset.
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

Assets measured at fair value (in 000's) as of June 30, 2023 and December 31, 2022 were available-for-sale investment securities which are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2023	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$415	$415	$—	$—
Obligations of states and political subdivisions	231,806	—	231,806	—
Total	$232,221	$415	$231,806	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$380	$380	$—	$—
Obligations of states and political subdivisions	219,648	—	219,648	—
Total	$220,028	$380	$219,648	$—
Note 5 – Leases
The Company's operations are carried on in locations which are occupied under operating lease agreements. These lease agreements are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the six month period ended June 30, 2023 were $4.1 million compared to $3.8 million for the same period in the prior year. The Company’s lease maturities schedules as of June 30, 2023 and June 30, 2022 are presented in the tables that follow.
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
Remaining lease terms range from 1 to 10 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of ASC Topic 842. Operating leases with a term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets and operating lease liabilities were $41.2 million and $42.2 million at June 30, 2023, respectively and $35.2 million and $36.0 million at June 30, 2022, respectively. At December 31, 2022 the operating lease ROU assets and operating liabilities were $38.2 million and $39.0 million, respectively.

The table below summarizes our lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Operating lease expense	$2,094,052	$4,131,705
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,039,009	4,051,885
Weighted-average remaining lease term – operating leases (in years)	7.12
Weighted-average discount rate – operating leases	5.15%

Lease maturity schedule as of June 30, 2023:	Amount
Remainder of 2023	$4,150,202
2024	8,016,006
2025	7,645,535
2026	7,073,635
2027	6,252,460
2028 and beyond	17,337,008
Total	50,474,846
Less: Discount	(8,304,108)
Present Value of Lease Liability	$42,170,738

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Operating lease expense	$1,936,385	$3,845,248
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,904,759	3,787,479
Weighted-average remaining lease term – operating leases (in years)	7.01
Weighted-average discount rate – operating leases	4.54%

Lease maturity schedule as of June 30, 2022:	Amount
Remainder of 2022	$3,783,888
2023	6,893,149
2024	6,082,320
2025	5,725,379
2026	5,172,532
2027 and beyond	14,249,287
Total	41,906,555
Less: Discount	(5,918,784)
Present Value of Lease Liability	$35,987,771
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
As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. The attack temporarily affected operations and caused delays in originating and servicing loans and investments at some locations. During the incident, the attackers had access to personally identifiable information ("PII") of certain Company employees, customers, and investors. The incident was limited to the Company's on-site file directory system and did not affect the Company's off-site core operating system. Full lending and investing operations were restored within days of the incident, and the Company provided notifications to all potentially-affected individuals. As of August 14, 2023, the Company is named as a defendant in one consolidated consumer class action suit (which originally began as five separate cases alleging harm from the cyber-attack). The Company maintains a cyber insurance policy that we expect indemnifies the Company for the majority of the costs of investigation, remediation, business interruption, and costs pertaining to the breach.

The Company incurred investigation and remediation costs totaling $0.6 million as of June 30, 2023. This amount is recognized in the Company's consolidated statements of financial position as receivable from the insurance company in miscellaneous assets. A recovery of $2.4 million from the cyber insurance policy was received in April 2023. Additional insurance recoveries from the cyber insurance policy are expected; however, the Company is currently unable to estimate the timing and amount of such recoveries.
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
Effective income tax rate was 64% and -53% during the three and six months ended June 30, 2023, respectively, compared to 11% during the same periods ended June 30, 2022. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – Credit Agreement
The Company is party to a credit agreement with Wells Fargo Bank, N.A. As amended to date, the credit agreement provides for borrowings and reborrrowings up to the lesser of $230.0 million or 70% of the Company’s net finance receivables (as defined in the credit agreement). Available borrowings under the credit agreement were $115.8 million and $162.5 million at June 30, 2023 and December 31, 2022, at an interest rate of 8.01% and 6.97%, respectively. Outstanding borrowings on the credit line were $114.2 million and $67.5 million at June 30, 2023 and December 31, 2022, respectively. The credit agreement contains covenants customary for financing transactions of this type. The credit agreement has a commitment termination date of February 28, 2025.

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

Note 9 – Related Party Transactions
The Company leased a portion of its properties (see Note 5) for an aggregate of $160,800 per year from certain officers or stockholders.

The Company engages from time to time in transactions with related parties. The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.0 million at June 30, 2023. The terms of this loan are not equivalent to those that prevail in the Company's arm's-length transactions.

The Company also has a loan for premium payments to a trust of a retired executive officer’s irrevocable life insurance policy. The principal balance on this loan at June 30, 2023 was $0.5 million. Please refer to the disclosure contained in Note 12 “Related Party Transactions” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022 for additional information on related party transactions.
Note 10 – Segment Financial Information
The Company discloses segment information in accordance with ASC Topic 280. ASC Topic 280 requires companies to determine segments based on how Management makes decisions about allocating resources to segments and measuring their performance.
The Company has nine divisions which comprise its operations. Each division consists of branch offices that are aggregated based on vice president responsibility and geographic location. Division I consists of offices located in South Carolina. Offices in North Georgia comprises Division II, Division III consists of offices in South Georgia, Division IV represents our Alabama offices, Division V represents our Mississippi offices, Division VI represents our Virginia offices, Division VII represents our Kentucky and Tennessee branch offices, Division VIII represents our Louisiana and Texas offices, and Division IX consists of offices in West Georgia.
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
Below is a performance recap of each of the Company’s divisions for the six-month periods ended June 30, 2023, and 2022, followed by a reconciliation to consolidated Company data.

	Division I	Division II	Division III	Division IV	Division V	Division VI	Division VII	Division VIII	Division IX	Total
	(in thousands)
Division Revenues:
3 Months Ended 06/30/2023	$11,109	$10,515	$11,084	$12,146	$8,545	$42	$8,936	$8,724	$9,345	$80,446
3 Months Ended 06/30/2022	$10,676	$10,683	$11,124	$12,511	$8,737	$—	$8,363	$8,380	$9,341	$79,815
6 Months Ended 06/30/2023	$22,071	$20,959	$22,000	$24,123	$17,192	$62	$17,683	$17,284	$18,742	$160,116
6 Months Ended 06/30/2022	$21,184	$20,890	$21,962	$24,466	$17,040	$—	$15,827	$16,208	$18,373	$155,950

Division Profit:
3 Months Ended 06/30/2023	$2,875	$3,116	$4,087	$2,887	$1,901	$(107)	$1,431	$1,005	$2,677	$19,872
3 Months Ended 06/30/2022	$4,062	$4,953	$5,221	$5,532	$3,499	$—	$2,893	$2,678	$4,081	$32,919
6 Months Ended 06/30/2023	$4,341	$5,870	$7,735	$4,817	$3,164	$(143)	$1,879	$1,444	$4,586	$33,693
6 Months Ended 06/30/2022	$7,779	$9,341	$9,874	$10,208	$6,512	$—	$4,943	$4,846	$7,315	$60,818

Division Assets:
06/30/2023	$121,205	$129,862	$127,116	$155,641	$95,667	$1,554	$107,511	$106,887	$115,632	$961,075
12/31/2022	$117,867	$250,526	$263,495	$150,290	$80,822	$244	$25,861	$45,287	$253,630	$1,188,022

	3 Months Ended 06/30/2023	3 Months Ended 06/30/2022	6 Months Ended 6/30/2023	6 Months Ended 6/30/2022
	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)
Reconciliation of Revenues:
Total revenues from reportable divisions	$80,446	$79,815	$160,116	$155,950
Corporate finance charges earned, not allocated to divisions	44	23	$85	45
Corporate investment income earned, not allocated to divisions	2,491	1,833	$4,903	3,793
Timing difference of insurance income allocation to divisions	2,354	2,365	$4,480	5,959
Other revenue not allocated to divisions	2	17	$62	19
Consolidated Revenues (1)	$85,337	$84,053	$169,646	$165,766

	3 Months Ended 06/30/2023	3 Months Ended 06/30/2022	6 Months Ended 6/30/2023	6 Months Ended 6/30/2022
	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)
Reconciliation of Profit:
Profit per division	$19,872	$32,919	$33,693	$60,818
Corporate earnings not allocated	4,891	4,238	9,531	9,816
Corporate expenses not allocated	(22,973)	(26,936)	(47,171)	(53,612)
Consolidated Income / (Loss) Before Income Taxes	$1,790	$10,221	$(3,947)	$17,022

(1) Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

Note 11 – Subsequent Event

At June 30, 2023 the Company had $8.3 million in restricted cash to facilitate an asset acquisition of loan receivables and fixed assets of three branch offices to expand the Company's branch office network and market area. The acquisition closed on July 27, 2023 upon receipt of requisite state licenses. The Company aslo hired certain employees of the seller to continue operations of the acquired branch offices.

BRANCH OPERATIONS

DIVISION I & VI – SOUTH CAROLINA and VIRGINIA		DIVISION II – MIDDLE GEORGIA

M. Summer Clevenger	Vice President	Michael J. Whitaker	Vice President

Regional Operations Directors		Regional Operations Directors

Nicholas D. Blevins	Gerald D. Rhoden	Janet R. Brownlee	James A. Mahaffey
Jenna L. Henderson	Gregory A. Shealy	Ronald E. Byerly	Deloris O’Neal
Becki B. Lawhon	Louise S. Stokes	Kathryn Landry	Harriet H. Welch
Tammy T. Lee

DIVISION III – SOUTH GEORGIA		DIVISION IX – NORTH GEORGIA

Michael E. Shankles	Vice President	Jennifer C. Purser	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Sylvia J. McClung	James D. Blalock	Nokie Moore
Deirdre A. Dunnam	Wanda Parham	Kimberly L. Golka	April Pelphrey
Jeffrey C. Lee	Robert D. Whitlock	Kevin M. Gray	F. Cliff Snyder

DIVISION IV – ALABAMA		DIVISION V – MISSISSIPPI

Jerry W. Hughes	Vice President	Marty B. Miskelly	Vice President

Regional Operations Directors		Regional Operations Directors

M. Peyton Givens	Johnny M. Olive	Maurice J. Bize, Jr.	Teresa Grantham
Tomerria S. Iser	Tonya Slaten	Carla A. Eldridge	Rebecca L. Holloway
Jonathan M. Kendrick	Michael L. Spriggs	Jimmy R. Fairbanks, Jr.
Jeffrey A. Lindberg

DIVISION VII – KENTUCKY and TENNESSEE		DIVISION VIII – LOUISIANA and TEXAS

Joseph R. Cherry	Vice President	John B. Gray	Vice President

Chad Frederick	Assistant Vice President	Lori Sanchez	Assistant Vice President

Regional Operations Directors		Regional Operations Directors
Brian M. Hill	Joshua C. Nickerson	Sonya L. Acosta	Lauren M. Munoz
Tammy R. Hood	Melissa D. Storck	Bryan W. Cook	Anthony B. Seney
J. Steven Knotts	Gary Zortman	L. Christopher Deakle	Chadd Stewart
William N. Murillo		Tabatha A. Green

BRANCH OPERATIONS

ALABAMA
Adamsville	Brewton	Fort Payne	Moody	Prattville	Talladega
Albertville	Clanton	Gadsden	Moulton	Robertsdale	Tallassee
Alexander City	Cullman	Hamilton	Muscle Shoals	Russellville (2)	Troy
Andalusia	Decatur	Huntsville (2)	Opelika	Saraland	Trussville
Arab	Dothan (2)	Jackson	Oxford	Scottsboro	Tuscaloosa
Athens	Enterprise	Jasper	Ozark	Selma	Wetumpka
Bay Minette	Fayette	Mobile	Pelham	Sylacauga
Bessemer	Florence
GEORGIA
Acworth	Canton	Dalton	Greensboro	Manchester	Swainsboro
Adel	Carrollton	Dawson	Griffin	McDonough	Sylvania
Albany (2)	Cartersville	Douglas (2)	Hartwell	Milledgeville	Sylvester
Alma	Cedartown	Douglasville	Hawkinsville	Monroe	Thomaston
Americus	Chatsworth	Dublin	Hazlehurst	Montezuma	Thomasville
Athens (2)	Clarkesville	East Ellijay	Helena	Monticello	Thomson
Augusta	Claxton	Eastman	Hinesville (2)	Moultrie	Tifton
Bainbridge	Clayton	Eatonton	Hiram	Nashville	Toccoa
Barnesville	Cleveland	Elberton	Hogansville	Newnan	Tucker
Baxley	Cochran	Fayetteville	Jackson	Perry	Valdosta
Blairsville	Colquitt	Fitzgerald	Jasper	Pooler	Vidalia
Blakely	Columbus (2)	Flowery Branch	Jefferson	Richmond Hill	Villa Rica
Blue Ridge	Commerce	Forest Park	Jesup	Rome	Warner Robins (2)
Bremen	Conyers	Forsyth	Kennesaw	Royston	Washington
Brunswick	Cordele	Fort Valley	LaGrange	Sandersville	Waycross
Buford	Cornelia	Ft. Oglethorpe	Lavonia	Sandy Springs	Waynesboro
Butler	Covington	Gainesville	Lawrenceville	Savannah	Winder
Cairo	Cumming	Garden City	Macon (2)	Statesboro
Calhoun	Dahlonega	Georgetown	Madison	Stockbridge

KENTUCKY
Elizabethtown	Jackson	Morehead	Shelbyville	Shepherdsville	Somerset
Harlan	Louisville	Paducah

BRANCH OPERATIONS
(Continued)

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Slidell
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Shreveport
Covington	Houma

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Gaffney	Lancaster	Newberry	Spartanburg
Anderson	Chester	Georgetown	Laurens	North Charleston	Summerville
Batesburg- Leesvile	Columbia	Greenwood	Lexington	North Greenville	Sumter
Beaufort	Conway	Greer	Manning	Orangeburg	Union
Boling Springs	Dillon	Hartsville	Marion	Rock Hill	Walterboro
Camden	Easley	Irmo	Moncks Corner	Seneca	Winnsboro
Cayce	Florence	Lake City	Myrtle Beach	Simpsonville	York
Charleston

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Murfreesboro	Smyrna
Bristol	Dayton	Hixson	Lenoir City	Newport	Springfield
Clarksville	Dickson	Jacksboro	Lexington	Powell	Tazewell
Cleveland	Dyersburg	Jackson	Madisonville	Pulaski	Tullahoma
Columbia	Elizabethton	Johnson City	Maryville	Savannah	Winchester
Cookeville	Fayetteville	Kingsport	Millington	Sevierville
Cordova	Gallatin	Lafayette	Morristown

TEXAS
Austin (2)	Corpus Christi	Longview	New Braunfels	Pearland	Temple
Bastrop	Katy	Missouri City	Pasadena	San Antonio (2)	Texarkana
Conroe
VIRGINIA
Abingdon	Mechanicsville

DIRECTORS

Ben F. Cheek, IV
Chairman
1st Franklin Financial Corporation
Ben F. Cheek, III
Chairman Emeritus
1st Franklin Financial Corporation
Virginia C. Herring
Vice Chairman, President and Chief Executive Officer
1st Franklin Financial Corporation
Jerry J. Harrison, Jr. Executive Vice President and Chief Strategy Officer 1st Franklin Financial Corporation Donata Ison Vice President of Finance Armhr John G. Sample, Jr. CPA

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

Jerry J. Harrison, Jr. Executive Vice President and Chief Strategy Officer

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