Form 10-Q
period 2023-09-30
1st FRANKLIN FINANCIAL CORP
filed 2023-11-14
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding October 31, 2023
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2023 is incorporated by reference herein. See Exhibit 13.
Condensed Consolidated Statements of Financial Position (Unaudited): September 30, 2023 and December 31, 2022
Condensed Consolidated Statements of Income and Retained Earnings (Unaudited): Three and Nine Months Ended September 30, 2023 and September 30, 2022
Condensed Consolidated Statements of Comprehensive Income (Unaudited): Three and Nine Months Ended September 30, 2023 and September 30, 2022
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited): Three and Nine Months Ended September 30, 2023 and September 30, 2022
Condensed Consolidated Statements of Cash Flows (Unaudited): Nine Months Ended September 30, 2023 and September 30, 2022
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2023 is incorporated by reference herein. See Exhibit 13.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2023 is incorporated by reference herein. See Exhibit 13.
ITEM 4.    Controls and Procedures:
We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings:
There were no material developments in the Company’s legal proceedings during the quarter ended September 30, 2023. For previously reported information about the Company’s legal proceedings, refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022 and “Part II. Other information, Item 1. Legal Proceedings” in our subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

In addition, the Company is, and expects to be, involved in various legal proceedings incidental to its business from time to time. In the opinion of Management, the ultimate resolution of any such known claims or proceedings is not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.
ITEM 6.    Exhibits:

(a)Exhibits:
13	Quarterly Report to Investors as of and for the Three and Nine Months Ended September 30, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: November 14, 2023

1st FRANKLIN FINANCIAL CORPORATION

QUARTERLY REPORT TO INVESTORS
AS OF AND FOR THE
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2023

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following narrative is Management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “our” or “we”) financial condition and operating results as of and for the three and nine months ended September 30, 2023 and 2022. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s 2022 Annual Report. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.
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
The Company:
We are engaged in the consumer finance business, primarily in making consumer installment loans to individuals. Our other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans on real estate. All of our loans are at fixed rates, and contain fixed terms and fixed payments. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income. The Company and its operations are guided by a strategic plan which includes planned growth through strategic geographic expansion of our branch office network. As of September 30, 2023, the Company’s business was operated through 118 branch offices in Georgia, 47 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 18 in Texas, 13 in Kentucky, and 2 in Virginia.
In connection with our business, we also offer optional single premium credit insurance products to our customers when making a loan. Such products may include credit life insurance, credit accident and health insurance, credit involuntary unemployment insurance and/or credit property insurance. Customers may request credit life insurance coverage to help assure any outstanding loan balance is repaid if the customer dies before the loan is repaid or they may request accident and health insurance coverage to help continue loan payments if the customer becomes sick or disabled for an extended period of time. In certain states where offered, customers may choose involuntary unemployment insurance for payment protection in the form of loan payment assistance due to an unexpected job loss. Customers may also choose property insurance coverage to protect the value of loan collateral against damage, theft or destruction. We write these various insurance products as an agent for a non-affiliated insurance company. Under various agreements, our wholly-owned insurance subsidiaries, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company, reinsure the insurance coverage on our customers written by this non-affiliated insurance company.
As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. The attack temporarily affected operations and caused delays in originating and servicing loans and investments at some locations. During the incident, the attackers had access to personally identifiable information ("PII") of certain Company employees, customers, and investors. The incident was limited to the Company's on-site file directory system and did not affect the Company's off-site core operating system. Full lending and investing operations were restored within days of the incident, and the Company provided notifications to all potentially-affected individuals. As of

November 14, 2023, the Company is named as a defendant in one consolidated consumer class action suit (which originally began as five separate cases alleging harm from the cyber-attack). The Company maintains a cyber insurance policy that we expect indemnifies the Company for the majority of the costs of investigation, remediation, business interruption, and costs pertaining to the breach.
Financial Condition:
The Company’s total assets increased $24.5 million (2%) to $1,187.4 million at September 30, 2023 compared to $1,162.9 million at December 31, 2022. The increase was primarily due to an increase in our net loan portfolio and other assets that was partially offset by a decrease in cash and cash equivalents.
Cash and cash equivalents (excluding restricted cash) decreased $29.6 million (60%) at September 30, 2023 while restricted cash decreased $1.3 million (8%) compared to December 31, 2022. Restricted cash consists of funds maintained in restricted accounts at the Company's insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. See Note 3, "Investment Securities" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of amounts held in trust. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers.
Gross loan originations increased $28.0 million for the three-month period ended September 30, 2023, compared to the same period last year. For the nine-month period ended September 30, 2023 originations were down $26.8 million compared to the same period last year. Our net loan portfolio increased 5% to $842.3 million at September 30, 2023 compared to $800.3 million at December 31, 2022. Included in our net loan portfolio is our allowance for credit losses which reflects estimated current expected credit losses in the loan portfolio as of the date of the statement of financial position. Management decreased the allowance $4.2 million to $71.0 million at September 30, 2023, compared to $75.2 million at December 31, 2022. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses inherent in the portfolio as of September 30, 2023; however, unexpected changes in trends or deterioration in economic conditions could result in additional changes in the allowance. Any change in our allowance for credit losses could have a material impact on our results of operations or financial condition in the future.
The Company’s investment securities portfolio decreased $3.6 million (2%) compared to the prior year-end. The majority of the decrease was due to a decrease in fair market values. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. Investment securities have been designated as “available for sale” at September 30, 2023 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Operating lease right-of-use assets increased $3.6 million (9%) in the nine months ended September 30, 2023 mainly due to an increase in the number branches in the Company's network.
Other assets increased by $13.4 million (34%) compared to the prior year-end. Capitalization of software development costs of $5.3 million and prepaid expenses of $4.1 million were the primary drivers of the increase.
The Company's senior debt is comprised of a line of credit from a bank and the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at September 30, 2023 was $880.9 million compared to $833.4 million at December 31, 2022, representing an increase of $47.5 million (6%). There was an increase of $41.8 million (62%) in the outstanding balance on the bank line of credit and an increase of $22.3 million (4%) in commercial paper. Increases were partially offset by decreases of $15.7 million (14%) in senior demand notes and $0.8 million (3%) in subordinated debentures.

Operating lease liabilities increased $3.7 million (10%) while accrued expenses and other liabilities decreased $12.4 million (40%) to $18.8 million at September 30, 2023 compared to $31.2 million at December 31, 2022. Payment of $10.3 million for 2022 incentive bonuses in February 2023 was the primary factor causing the decrease in accrued expenses and other liabilities.
Results of Operations:
During the three and nine months ended September 30, 2023, total revenues were $89.9 million and $259.5 million, respectively, compared to $87.3 million and $253.1 million during the same periods a year ago. Growth in the Company’s loan portfolio resulted in higher interest and finance charge revenue. The increase was partially offset by a $0.3 million (2%) and $1.0 million (2%) decrease in insurance premium and commission revenue for the three and nine months ended September 30, 2023, respectively. Net income was $9.2 million, for the three-month period ended September 30, 2023, a $7.4 million (416%) increase compared to the same period last year. The increase for the quarter is related to the decrease in provision for credit losses that was partially offset by increased interest and other operating expenses. Net income was $3.2 million for the nine-month period ended September 30, 2023, a $13.8 million (81%) decrease compared to the same period a year ago. The decrease in net income for the nine-month period ended September 30, 2023 is attributable to increased interest expense, increased provision expense, and increased other operating expenses.
Net Interest Income
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income decreased $1.9 million and $3.3 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. An increase in our average daily net loan balances of $23.9 million (3%) during the nine months just ended compared to the same period a year ago was offset by increased borrowing costs.
Average daily borrowings increased $9.7 million (1%) and $13.3 million (2%) for the three months ended September 30, 2023 and September 30, 2022, respectively. For the nine-month period ended September 30, 2023 average daily borrowings increased $63.9 million (8%), compared to the same period in 2022. The Company's average borrowing rates were 4.75% and 3.39% during the nine-month period ended September 30, 2023, and 2022, respectively. Interest expense increased $4.6 million (64%) and $10.4 million (52%) during the three and nine months just ended, respectively, compared to the same periods a year ago due to the higher average daily borrowings and higher cost of funds.
Management projects that, based on historical results and current estimates, average net receivables will grow during the remainder of 2023, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact our net interest income.
Insurance Revenue
Insurance revenues were $0.3 million (2%) and $1.0 million (2%) lower during the three and nine months ended September 30, 2023, respectively, compared to the same periods a year ago. Insurance claims and expenses decreased $0.7 million (16%) for the three-month period just ended and there was a decrease of $1.4 million (10%) during the nine-month period just ended, as compared to the same periods a year ago.
Other Revenue
Other revenue increased $0.2 million (9%) for the three months ended September 30, 2023, compared to the same period last year. For the nine months ended September 30, 2023, other revenue increased $0.3 million (5%) compared to the same period a year ago. The increases are mainly due to increased sales of auto club memberships offered to loan customers and a cash-back rebate from the Company's corporate credit card provider.
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

The provision for credit losses decreased $10.1 million (41%) for the three-month period ended September 30, 2023, compared to September 30, 2022. For the nine-month period ended September 30, 2023 the provision for credit losses increased $5.2 million (9%) compared to the same period last year. Net charge-offs increased $0.1 million (0%) and $15.4 million (30%) to $20.1 million and $66.5 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods last year.
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
Delinquency, bankruptcy, non-performing loans, and debt restructurings are returning to levels experienced prior to the third quarter of 2022. The percent of the gross loan portfolio greater than 30 days delinquent is 7.71% at September 30, 2023, compared to 9.44% at December 31, 2022. The ratio of bankrupt accounts to the gross loan portfolio balance was 1.51% at September 30, 2023 and 1.56% at December 31, 2022.
Management considers recent economic factors in its analysis. The U.S. Federal Reserve raised the Federal Funds Rate for the 11th consecutive time on July 26, 2023, representing a cumulative increase of 5.25% since March 2022’s near zero rate. The benchmark Federal Funds Rate is at a 16-year high. Despite the central bank’s efforts, prices of consumer goods have increased, although energy prices appear to have stabilized. Unemployment remains near historic lows at 3.8% as of September 30, 2023. Federal Reserve Chairman Powell stated that conditions in the banking sector improved since the failure of two large banks in March. Rate actions have reduced the inflation rate; however, inflation has not decreased to the U.S. Federal Reserve's target rate.
The allowance for credit losses decreased by $5.3 million and $4.2 million to $71.0 million for the three and nine months ended September 30, 2023 compared to the same periods last year, respectively.
Management believes that the allowance for credit losses, as estimated in accordance with the
Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at September 30, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates.
During the quarter ended September 30, 2023, the Company selected a new technique to estimate the allowance for credit losses. For further information regarding the change in technique, refer to the Critical Accounting Policies section below. In addition, please see Note 2, "Loans" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of estimated credit losses. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future period, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Other Operating Expenses
Other operating expenses increased $1.4 million (3%) and increased $5.7 million (4%) during the three and nine months ended September 30, 2023, respectively, compared to the same periods a year ago. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense increased $0.6 million (2%) and decreased $2.1 million (2%) during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Inflation-based salary adjustments for certain team members were offset by the lower bonus accrual and capitalization of employee salaries attributable to software development for the three and nine-month periods.
Occupancy expenses increased $0.2 million (4%) and $1.4 million (11%) during the three and nine months ended September 30, 2023, respectively, compared to the same periods a year ago. Increases in monthly rent expenses, maintenance expenses, and new branch openings attributed to the increase in occupancy expenses.
Other expenses increased $0.7 million (4%) and $6.4 million (15%) during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Higher postage fees for marketing, information technology expenses, credit bureau dues, and legal and audit fees were the primary factors driving the increase in miscellaneous other operating expenses during the three and nine months ended September 30, 2023 as compared to the same periods in 2022.
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
Effective income tax rate was 13% and 52% during the three and nine months ended September 30, 2023, respectively, compared to 43% and 16% during the same periods ended September 30, 2022. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Quantitative and Qualitative Disclosures About Market Risk:
The possibility of market fluctuations in market interest rates during the remainder of the year could have an impact on our net interest margin. Please refer to the market risk analysis discussion contained in our Annual Report as of and for the year ended December 31, 2022 for a more detailed analysis of our market risk exposure. There have been no material changes to our market risk during the nine months ended September 30, 2023.
Liquidity and Capital Resources:
As of September 30, 2023 and December 31, 2022, the Company had $20.0 million and $49.7 million, respectively, invested in cash and cash equivalents (excluding restricted cash), the majority of which was held by the insurance subsidiaries.
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
At December 31, 2022, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $132.0 million and $96.2 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2023, without prior approval of the Georgia Insurance Commissioner, is approximately $46.8 million. The Company requested and received approval from the Georgia Insurance Department for two separate transactions involving dividends and/or lines of credit with maximum amounts of $75.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company for transactions on or before December 31, 2023. Effective March 31, 2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company amended their previous unsecured revolving lines of credit available to the Company to $105.0 million and $75.0 million, respectively and extended the term of each respective line of credit to December 31, 2026. At September 30, 2023, an advance of $30 million and accrued interest of $0.4 million on this advance was outstanding on the Parent's credit line with Frandisco Property and Casualty Insurance Company.
Most of the Company’s liquidity requirements are financed through the collection of receivables and through the sale of short-term and long-term debt securities. The Company’s continued liquidity is therefore dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. Overall, debt securities increased $5.7 million (1%) between December 31, 2022 and September 30, 2023. In addition to its receivables and securities sales, the Company has an external source of funds available under a credit facility with Wells Fargo Bank, N.A. (as amended, the “credit agreement”). The credit agreement provides for borrowings of up to $230.0 million or 70% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, and has a maturity date of February 28, 2025. Available borrowings under the credit agreement were $120.7 million and $162.5 million at September 30, 2023 and December 31, 2022 at an interest rate of 8.18% and 6.97%, respectively.
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
The Company anticipates that its cash and cash equivalents, cash flows from operations, available lines of credit, and borrowings from time to time under the credit agreement will be sufficient to fund its liquidity needs for the next 12 months and thereafter for the foreseeable future
Critical Accounting Policies:
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the financial services industry. The Company’s critical accounting and reporting policies include the allowance for credit losses, revenue recognition and insurance claims reserves.
Allowance for Credit Losses
Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover expected credit losses in our loan portfolio. The allowance for credit losses is established based on the determination of the amount of expected losses inherent in the loan portfolio as of the reporting date. When the Company implemented ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") we implemented an open pool method. The method evaluated loans outstanding with similar risk characteristics collectively in pools, whereby a historical loss rate is calculated and applied to the balance of loans outstanding in the portfolio at each reporting period. This historical loss rate was then adjusted by a macroeconomic forecast and other qualitative factors, as appropriate, to fully reflect the expected losses in the loan portfolio.
For the period ending September 30, 2023, we utilized a Probability of Default ("PD") / Loss Given Default ("LGD") technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the loan pools to identify the instances of loss (PDs) and the average severity of losses (LGDs). We engaged a major rating service provider to assist with incorporating a reasonable and supportable forecast which is utilized to support the adjustments of our historical loss experience. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights to be applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects our best estimate of expected credit losses. There was not a material impact on the Company’s expected credit losses as a result of the change. The output of both models was within the range of acceptable values.
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

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CASH AND CASH EQUIVALENTS	$20,017,378	$49,652,729

RESTRICTED CASH	14,477,962	15,781,499

LOANS:
Direct Cash Loans	944,916,072	911,821,593
Real Estate Loans	31,376,575	37,323,155
Sales Finance Contracts	171,943,423	146,507,130
	1,148,236,070	1,095,651,878

Less: Unearned Finance Charges	167,796,641	154,630,023
Unearned Insurance Premiums and Commissions	67,163,033	65,536,077
Allowance for Credit Losses	70,980,000	75,210,063
Net Loans	842,296,396	800,275,715

INVESTMENT SECURITIES:
Available for Sale, at fair value	216,428,630	220,028,343

OTHER ASSETS:
Operating Lease Right-of-Use Assets	41,739,840	38,153,238
Other Assets	52,447,396	39,032,732
	94,187,236	77,185,970

TOTAL ASSETS	$1,187,407,602	$1,162,924,256

LIABILITIES AND STOCKHOLDERS' EQUITY
SENIOR DEBT	$852,762,952	$804,442,227
OPERATING LEASE LIABILITIES	42,762,343	39,019,208
ACCRUED EXPENSES AND OTHER LIABILITIES	18,808,903	31,163,971
SUBORDINATED DEBT	28,165,151	29,005,826
Total Liabilities	942,499,349	903,631,232

STOCKHOLDERS' EQUITY:
Preferred Stock: $100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common Stock
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding	—	—
Accumulated Other Comprehensive (Loss)	(41,258,658)	(26,401,816)
Retained Earnings	285,996,911	285,524,840
Total Stockholders' Equity	244,908,253	259,293,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,187,407,602	$1,162,924,256
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

INTEREST INCOME	$73,421,166	$70,724,286	$212,045,097	$204,867,038
INTEREST EXPENSE	11,708,246	7,123,645	30,424,167	19,988,429
NET INTEREST INCOME	61,712,920	63,600,641	181,620,930	184,878,609

Provision for Credit Losses	14,827,391	24,967,844	62,236,416	57,024,372

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	46,885,529	38,632,797	119,384,514	127,854,237

INSURANCE INCOME
Premiums and Commissions	14,447,793	14,772,163	41,830,689	42,851,191
Insurance Claims and Expenses	3,793,588	4,513,929	12,360,980	13,731,066
Total Net Insurance Income	10,654,205	10,258,234	29,469,709	29,120,125

OTHER REVENUE	2,002,447	1,835,940	5,641,872	5,381,846

OTHER OPERATING EXPENSES
Personnel Expense	28,968,385	28,417,796	84,546,352	86,643,628
Occupancy Expense	4,776,283	4,571,707	14,727,662	13,284,849
Other	15,252,548	14,596,721	48,624,026	42,265,283
Total	48,997,216	47,586,224	147,898,040	142,193,760

INCOME BEFORE INCOME TAXES	10,544,965	3,140,747	6,598,055	20,162,448

Provision for Income Taxes	1,346,979	1,359,786	3,440,894	3,201,942

NET INCOME	$9,197,986	$1,780,961	$3,157,161	$16,960,506

BASIC AND DILUTED EARNINGS PER SHARE
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$54.11	$10.48	$18.57	$99.77
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Income	$9,197,986	$1,780,961	$3,157,161	$16,960,506

Other Comprehensive (Loss):
Net changes related to available-for-sale securities
Unrealized (losses)	(21,458,438)	(18,369,401)	(18,582,360)	(58,740,515)
Income tax benefit	4,503,368	3,849,925	3,904,323	12,319,839
Net unrealized (losses)	(16,955,070)	(14,519,476)	(14,678,037)	(46,420,676)

Less reclassification of gain to net income	80,690	116,198	178,805	320,656

Total Other Comprehensive (Loss)	(17,035,760)	(14,635,674)	(14,856,842)	(46,741,332)

Total Comprehensive (Loss)	$(7,837,774)	$(12,854,713)	$(11,699,681)	$(29,780,826)
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Three Months Ended September 30, 2023:
Balance at June 30, 2023	170,000	$170,000	$276,798,925	$(24,222,898)	$252,746,027
Comprehensive Income:
Net Income	—	—	9,197,986	—
Other Comprehensive Loss	—	—	—	(17,035,760)
Total Comprehensive Loss	—	—	—	—	(7,837,774)
Cash Distributions Paid	—	—	—	—	—
Balance at September 30, 2023	170,000	$170,000	$285,996,911	$(41,258,658)	$244,908,253

Three Months Ended September 30, 2022:
Balance at June 30, 2022	170,000	$170,000	$291,793,297	$(22,369,007)	$269,594,290
Comprehensive Income:
Net Income	—	—	1,780,961	—
Other Comprehensive Loss	—	—	—	(14,635,674)
Total Comprehensive Loss	—	—	—	—	(12,854,713)
Cash Distributions Paid	—	—	(7,248,539)	—	(7,248,539)
Balance at September 30, 2022	170,000	$170,000	$286,325,719	$(37,004,681)	$249,491,038

Nine Months Ended September 30, 2023:
Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024
Comprehensive Income:
Net Income	—	—	3,157,161	—
Other Comprehensive Loss	—	—	—	(14,856,842)
Total Comprehensive Loss	—	—	—	—	(11,699,681)
Cash Distributions Paid	—	—	(2,685,090)	—	(2,685,090)
Balance at September 30, 2023	170,000	$170,000	$285,996,911	$(41,258,658)	$244,908,253

Nine Months Ended September 30, 2022:
Balance at December 31, 2021	170,000	$170,000	$286,851,102	$9,736,651	$296,757,753
Comprehensive Income:
Net Income	—	—	16,960,506	—
Other Comprehensive Loss	—	—	—	(46,741,332)
Total Comprehensive Loss	—	—	—	—	(29,780,826)
Cash Distributions Paid	—	—	(17,485,889)	—	(17,485,889)
Balance at September 30, 2022	170,000	$170,000	$286,325,719	$(37,004,681)	$249,491,038
See Notes to Unaudited Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,157,161	$16,960,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	62,236,416	57,024,372
Depreciation and amortization	3,382,908	3,247,341
Deferred tax benefit	264,643	98,667
Net gains due to called redemptions of marketable securities and amortization on securities	(477,461)	(609,685)
Increase in other assets	(9,642,768)	797,136
Decrease in other liabilities	(12,360,694)	(2,571,243)
Net Cash Provided	46,560,205	74,947,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(474,518,236)	(476,703,192)
Loan payments	370,261,142	360,884,437
Purchases of securities, available for sale	(30,333,953)	(27,389,663)
Redemptions of securities, available for sale	15,605,000	20,885,000
Capital Expenditures	(3,308,006)	(3,358,384)
Proceeds from Sale of Fixed Assets	—	22,763
Net Cash Used	(122,294,053)	(125,659,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) / increase in senior demand notes	(15,705,428)	18,874,264
Advances on credit line	181,343,719	156,902,606
Payments on credit line	(139,574,719)	(159,802,606)
Commercial paper issued	93,516,075	124,974,424
Commercial paper redeemed	(71,258,922)	(53,365,629)
Subordinated debt securities issued	5,036,497	4,235,736
Subordinated debt securities redeemed	(5,877,172)	(4,879,025)
Dividends / distributions	(2,685,090)	(17,485,889)
Net Cash Provided	44,794,960	69,453,881

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(30,938,888)	18,741,936

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	65,434,228	40,366,820

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$34,495,340	$59,108,756

Cash paid during the year for -
Interest Paid	$29,514,305	$19,795,232
Income Taxes Paid	3,124,842	3,003,000
Non-cash transactions for -
ROU assets and associated liabilities	8,406,887	5,827,850
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
In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2023 and December 31, 2022, its consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022 and its consolidated cash flows for the nine months ended September 30, 2023 and 2022. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
The computation of earnings per share is self-evident from the accompanying Condensed Consolidated Statements of Income and Retained Earnings (Unaudited). The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash (in 000's) reported in the condensed consolidated statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and Cash Equivalents	$20,017	$46,680
Restricted Cash	14,478	12,429
Total Cash, Cash Equivalents and Restricted Cash	$34,495	$59,109
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
During the three months ended September 30, 2023, and 2022, the Company recognized interest related revenue of $73.4 million and $70.7 million, respectively, insurance related revenue of $14.4 million and $14.8 million, respectively, and other revenue from contracts with customers of $2.0 million and $1.8 million, respectively. During the nine months ended September 30, 2023, and 2022, the Company recognized interest related revenue of $212.0 million and $204.9 million, respectively, insurance related revenue of $41.8 million and $42.9 million, and other revenues of $5.6 million and $5.4 million, respectively.

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
The Company adopted the new standard on January 1, 2023 and elected to apply the new measurement prospectively. Adoption did not have a material impact, except for changes in disclosure required by the standard, in the footnotes to the Company's consolidated financial statements.
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

Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Consolidated Statements of Cash Flows (in 000's):

	Nine Months Ended September 30,
	2023	2022

Loans originated or purchased:
Originated	$855,522	$882,362
Purchased	$32,882	$9,758
Less Non-Cash Reconciling items:
Other Consumer renewed loans (live check and premier)	182,951	192,010
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	230,935	213,649
Loans originated or purchased per Consolidated Statements of Cash Flows:	$474,518	$476,703
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
The Company’s Gross Balances (in 000's) by loan class as of September 30, 2023 and December 31, 2022:

Gross Balance (in 000's) by Origination Year as of September 30, 2023:

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Live Check Loans	$123,848	$30,310	$3,990	$596	$60	$19	$158,823
Premier Loans	11,183	36,020	14,092	2,925	734	249	65,203
Other Consumer Loans	466,578	180,653	55,472	10,739	3,417	1,155	718,014
Real Estate Loans	2,054	1,437	11,277	4,951	4,443	6,741	30,903
Sales Finance Contracts	80,577	55,495	22,652	10,563	1,592	173	171,052
Total	$684,240	$303,915	$107,483	$29,774	$10,246	$8,337	$1,143,995

Gross Balance (in 000's) by Origination year as of December 31, 2022:

Loan Class	2022	2021	2020	2019	2018	Prior	Total
Live Check Loans	$129,140	$15,432	$2,234	$292	$32	$10	$147,140
Premier Loans	68,166	29,236	7,155	2,101	528	82	107,268
Other Consumer Loans	482,667	136,511	24,941	8,134	2,333	526	655,112
Real Estate Loans	3,640	13,216	6,098	5,261	3,876	4,517	36,608
Sales Finance Contracts	85,001	37,060	19,145	3,817	585	68	145,676
Total	$768,614	$231,455	$59,573	$19,605	$7,354	$5,203	$1,091,804

The Company’s Gross Balance (in 000's) on non-accrual loans by loan class as of September 30, 2023 and December 31, 2022 are as follows:

Loan Class	September 30, 2023	December 31, 2022

Live Check Loans	$9,839	$13,527
Premier Loans	3,227	4,738
Other Consumer Loans	30,966	41,240
Real Estate Loans	1,264	1,870
Sales Finance Contracts	6,142	5,656
Total	$51,438	$67,031
Age analysis of Gross Balance (in 000's) on past due loans, segregated by loan class, as of September 30, 2023:

Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Live Check Loans	$5,296	$3,315	$6,307	$14,918
Premier Loans	1,308	941	2,178	4,427
Other Consumer Loans	20,824	12,039	23,181	56,044
Real Estate Loans	725	421	1,353	2,499
Sales Finance Contracts	4,028	2,203	4,081	10,312
Total	$32,181	$18,919	$37,100	$88,200
Age analysis of Gross Balance (in 000's) on past due loans, segregated by loan class, as of December 31, 2022:

Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Live Check Loans	$6,217	$4,524	$8,232	$18,973
Premier Loans	2,164	1,302	2,416	5,882
Other Consumer Loans	24,681	14,373	26,818	65,872
Real Estate Loans	894	436	1,380	2,710
Sales Finance Contracts	4,257	2,066	3,315	9,638
Total	$38,213	$22,701	$42,161	$103,075

While aging analysis is the primary credit quality indicator, we also consider loans in non-accrual status, loan restructures where the borrower is experiencing financial difficulty, the ratio of bankrupt accounts to the total Gross Outstanding, and economic factors in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses.
The ratio of bankrupt accounts to the Gross Balance was 1.51% at September 30, 2023, compared to 1.56% at December 31, 2022.
For each segment in the portfolio, the Company also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the Gross Balance in each segment of the portfolio as of September 30, 2023 based on year of origination:

Payment Performance by Origination Year (in thousands)
	2023(1)	2022	2021	2020	2019	Prior	Total Gross Balance Balance
Live Check Loans:
Performing	$117,682	$26,957	$3,708	$562	$57	$19	$148,985
Nonperforming	6,166	3,353	282	34	3	—	9,838
	$123,848	$30,310	$3,990	$596	$60	$19	$158,823
Premier Loans:
Performing	$11,013	$34,068	$13,217	$2,756	$698	$222	$61,974
Nonperforming	170	1,952	875	169	36	27	3,229
	$11,183	$36,020	$14,092	$2,925	$734	$249	$65,203
Other Consumer Loans:
Performing	$454,975	$167,107	$50,997	$9,797	$3,119	$1,054	$687,049
Nonperforming	11,603	13,546	4,475	942	298	101	30,965
	$466,578	$180,653	$55,472	$10,739	$3,417	$1,155	$718,014
Real Estate Loans:
Performing	$2,054	$1,400	$10,754	$4,710	$4,227	$6,495	$29,640
Nonperforming	—	37	523	241	216	246	1,263
	$2,054	$1,437	$11,277	$4,951	$4,443	$6,741	$30,903
Sales Finance Contracts:
Performing	$78,852	$53,171	$21,391	$9,917	$1,427	$151	$164,909
Nonperforming	1,725	2,324	1,261	646	165	22	6,143
	$80,577	$55,495	$22,652	$10,563	$1,592	$173	$171,052
(1)Includes loans originated during the nine months ended September 30, 2023.

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
Modifications that lower the principal balance experience a direct charge-off for the difference of the original and modified principal amount. The Company only lowers the principal balance due in the event of a court order. The information relating to modifications made to borrowers experiencing financial difficulty (dollars in 000's) for the period indicated are as follows:

	Three months ended September 30, 2023 (in 000's)

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Live Check Loans	$1,225	3.1%	$503	1.3%	$627	1.6%	$677	1.7%	$352	0.9%
Premier Loans	268	1.6%	375	2.3%	176	1.1%	533	3.3%	309	1.9%
Other Consumer Loans	3,245	1.8%	3,969	2.2%	2,225	1.2%	7,651	4.3%	4,721	2.6%
Real Estate Loans	119	1.6%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	207	0.5%	298	0.7%	459	1.1%	1,614	3.8%	192	0.5%
Total	$5,064	1.8%	$5,145	1.8%	$3,487	1.2%	$10,475	3.7%	$5,574	2.0%

	Nine months ended September 30, 2023 (in 000's)

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Live Check Loans	$3,749	3.1%	$1,622	1.4%	$1,895	1.6%	$2,106	1.8%	$876	0.7%
Premier Loans	1,011	2.1%	1,190	2.4%	613	1.3%	1,456	3.0%	1,008	2.1%
Other Consumer Loans	8,939	1.7%	10,353	1.9%	7,156	1.3%	21,657	4.0%	12,908	2.4%
Real Estate Loans	282	1.3%	5	—%	25	0.1%	—	—%	17	0.1%
Sales Finance Contracts	480	0.4%	577	0.4%	1,372	1.1%	4,677	3.6%	475	0.4%
Total	$14,461	1.7%	$13,747	1.6%	$11,061	1.3%	$29,896	3.5%	$15,284	1.8%

The financial effects of the modifications made to borrowers experiencing financial difficulty in the three months ended September 30, 2023 are as follows:

Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.6 million
	Premier Loans	Reduced the gross balance of the loans $0.2 million
	Other Consumer Loans	Reduced the gross balance of the loans $2.2 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.5 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 27.1% to 16.8%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.6% to 16.0%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.1% to 18.8%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 18.2% to 6.0%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 21.3% to 13.3%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 26 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 28 months to the term
The financial effects of the modifications made to borrowers experiencing financial difficulty in the nine months ended September 30, 2023 are as follows:

Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $1.9 million
	Premier Loans	Reduced the gross balance of the loans $0.6 million
	Other Consumer Loans	Reduced the gross balance of the loans $7.2 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $1.4 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 26.9% to 17.0%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.3% to 15.4%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.1% to 19.2%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 18.4% to 6.6%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 21.7% to 14.8%
Term Extension	Live Check Loans	Added a weighted average 13 months to the term
	Premier Loans	Added a weighted average 22 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	Added a weighted average 43 months to the term
	Sales Finance Contracts	Added a weighted average 17 months to the term

Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off during the three and nine month periods ended September 30, 2023 (in 000's):

	Three Months Ended September 30, 2023

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Live Check Loans	$908	$142	$408	$166	$101
Premier Loans	125	100	85	96	99
Other Consumer Loans	1,554	832	909	1,244	852
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	73	101	159	330	20
Total	$2,660	$1,175	$1,561	$1,836	$1,072

	Nine Months Ended September 30, 2023

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Live Check Loans	$2,326	$221	$697	$221	$226
Premier Loans	366	148	242	144	183
Other Consumer Loans	4,002	1,143	1,877	2,047	1,630
Real Estate Loans	—	—	5	—	—
Sales Finance Contracts	153	160	234	523	49
Total	$6,847	$1,672	$3,055	$2,935	$2,088

The aging for loans that were modified to borrowers experiencing financial difficulty in the past 12 months (in 000's):

	September 30, 2023

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Live Check Loans	$12,070	$1,153	$1,752	$14,975
Premier Loans	6,876	855	911	8,642
Other Consumer Loans	78,198	10,007	11,283	99,488
Real Estate Loans	219	38	293	550
Sales Finance Contracts	9,524	1,276	1,442	12,242
Total	$106,887	$13,329	$15,681	$135,897

Prior to January 1, 2023, the Company classified a receivable as a TDR when the Company modified a loan's contractual terms for economic or other reasons related to the borrower's financial difficulties and granted a concession that would not have otherwise been considered.
The following table presents a summary of loans that were restructured during the three months ended September 30, 2022 ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance	Post-Modification Gross Balance

Live Check Loans	2,014	$3,451	$3,408
Premier Loans	307	2,032	1,989
Other Consumer Loans	6,500	26,060	25,414
Real Estate Loans	6	48	48
Sales Finance Contracts	343	2,440	2,371
Total	9,170	$34,031	$33,230

The following table presents a summary of loans that were restructured during the nine months ended September 30, 2022 ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance	Post-Modification Gross Balance

Live Check Consumer Loans	4,401	$7,847	$7,726
Premier Consumer Loans	685	4,539	4,420
Other Consumer Loans	15,740	61,206	59,388
Real Estate Loans	18	163	161
Sales Finance Contracts	799	5,875	5,684
Total	21,643	$79,630	$77,379

TDRs that occurred during the twelve months ended September 30, 2022 and subsequently defaulted during the three months ended September 30, 2022 are listed below ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance

Live Check Loans	816	$1,359
Premier Loans	61	349
Other Consumer Loans	1,831	4,453
Real Estate Loans	1	2
Sales Finance Contracts	78	381
Total	2,787	$6,544

TDRs that occurred during the twelve months ended September 30, 2022 and subsequently defaulted during the nine months ended September 30, 2022 are listed below ($ in 000's):

Loan Class	Number Of Loans	Pre-Modification Gross Balance

Live Check Consumer Loans	1,583	$2,787
Premier Consumer Loans	132	724
Other Consumer Loans	4,130	9,572
Real Estate Loans	1	2
Sales Finance Contracts	137	667
Total	5,983	$13,752
Allowance for Credit Losses
The allowance for credit losses is based on Management's evaluation of the inherent risks and changes in the composition of the Company's loan portfolio. When the Company implemented ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) loans outstanding with similar risk characteristics were collectively evaluated in pools utilizing an open pool method, whereby a historical loss rate was calculated and applied to the balance of loans outstanding in the portfolio at each reporting period. This historical loss rate was then adjusted by a macroeconomic forecast and other qualitative factors, as appropriate, to fully reflect the expected losses in the loan portfolio.
For the period ending September 30, 2023 we utilized a Probability of Default (“PD”) / Loss Given Default (“LGD”) technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the loan pools to identify the instances of loss (PDs) and the average severity of losses (LGDs). We engaged a major rating service provider to assist with incorporating a reasonable and supportable forecast which is utilized to support the adjustments of our historical loss experience. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. There was not a material impact on the Company’s expected credit losses as a result of the change. The output of both models was within the range of acceptable values.
Determining a proper allowance for credit losses is a critical accounting estimate. Estimates used in determining the credit loss reserve are influenced by outside factors, such as consumer payment patterns and general economic conditions, there is uncertainty inherent in these estimates. Actual results could vary based on future changes in significant assumptions.
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
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on grade delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when the graded delinquency on a precomputed loan is less than two payments and on when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at September 30, 2023 or December 31, 2022.

The allowance for credit losses decreased by $4.2 million to $71.0 million as of September 30, 2023, compared to $75.2 million at December 31, 2022.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at September 30, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Gross charge offs by origination year during the three months ended September 30, 2023 (in 000's):

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Live Check Loans	$3,432	$3,666	$333	$25	$7	$16	$7,479
Premier Loans	81	1,084	426	126	41	9	1,766
Other Consumer Loans	2,607	9,292	2,700	360	205	166	15,330
Real Estate Loans	—	—	—	5	—	2	8
Sales Finance Contracts	176	1,040	542	315	91	20	2,184
Total	$6,297	$15,082	$4,001	$831	$344	$213	$26,768

Gross charge offs by origination year during the nine months ended September 30, 2023 (in 000's):

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Live Check Loans	$3,586	$17,899	$1,957	$151	$36	$46	$23,675
Premier Loans	81	3,336	1,851	394	168	41	5,871
Other Consumer Loans	2,713	31,080	12,401	1,787	749	524	49,254
Real Estate Loans	—	—	1	12	1	11	25
Sales Finance Contracts	190	3,269	2,043	1,259	239	59	7,059
Total	$6,570	$55,584	$18,253	$3,603	$1,193	$681	$85,884

Segmentation of the portfolio began with the adoption of ASC Topic 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses (in 000's) based on a collective evaluation.

	Three Months Ended September 30, 2023
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Ending Balance 6/30/2023	$15,289	$3,860	$47,665	$142	$9,293	$76,249
Provision for Credit Losses	1,667	1,956	6,502	2,109	2,593	$14,827
Charge-offs	(7,479)	(1,766)	(15,328)	(9)	(2,184)	$(26,766)
Recoveries	1,431	380	4,355	2	502	$6,670
Ending Balance 9/30/2023	$10,908	$4,430	$43,194	$2,244	$10,204	$70,980

	Nine Months Ended September 30, 2023
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2022	$14,896	$6,108	$46,412	$143	$7,651	$75,210
Provision for Credit Losses	15,649	3,145	33,213	2,122	8,107	$62,236
Charge-offs	(23,675)	(5,871)	(49,254)	(25)	(7,059)	$(85,884)
Recoveries	4,038	1,048	12,823	4	1,505	$19,418
Ending Balance 9/30/2023	$10,908	$4,430	$43,194	$2,244	$10,204	$70,980
Comparative information of the collective evaluation of the Company's allowance for credit losses (in 000's) is presented the following table.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Allowance for Credit Losses:
Beginning Balance	$76,249	$68,302	$75,210	$67,311
Provision for credit losses	$14,827	$24,968	$62,236	$57,024
Charge-offs	$(26,766)	$(25,547)	$(85,884)	$(67,381)
Recoveries	$6,670	$5,504	$19,418	$16,272
Ending balance; collectively evaluated for impairment	$70,980	$73,227	$70,980	$73,227
Note 3 – Investment Securities
Investment Securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in 000's):

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-Sale
Obligations of states and political subdivisions	$268,254	$216,027	$253,068	$219,648
Corporate securities	$401	$401	$380	$380
Total	$268,655	$216,428	$253,448	$220,028
Gross unrealized losses on investment securities totaled $52.3 million and $34.5 million at September 30, 2023 and December 31, 2022, respectively. The following table provides an analysis of investment securities in an unrealized loss position (in 000's) for which an allowance for credit losses is unnecessary as of September 30, 2023 and December 31, 2022:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$107,705	$(10,436)	$101,481	$(41,877)	$209,186	$(52,313)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$118,495	$(9,328)	$42,314	$(25,126)	$160,809	$(34,454)

The previous two tables represent 257 and 184 investments held by the Company at September 30, 2023 and December 31, 2022, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of September 30, 2023 and December 31, 2022.
No securities were sold to date in 2023. Additionally, the Company sold no securities during the year ended December 31, 2022. Proceeds from redemption of investments due the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $15.6 million with a net gain of $0.2 million and $26.8 million with a net gain of $0.6 million as of September 30, 2023 and December 31, 2022, respectively.
The Company’s insurance subsidiaries internally designate certain investments as restricted to cover their policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with the Company's property and casualty insurance company subsidiary (“Frandisco P&C”), as grantor, and American Bankers Insurance Company of Florida, as beneficiary. At September 30, 2023, these trusts held $43.1 million in available-for-sale investment securities at market value. US Bank also serves as trustee under trust agreements with the Company's life insurance company subsidiary (“Frandisco Life”), as grantor, and American Bankers Life Assurance Company, as beneficiary. At September 30, 2023, these trusts held $27.1 million in available-for-sale investment securities at market value. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.
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
Marketable Debt Securities: Management has designated the Company's investment securities held in the Company's investment portfolio at September 30, 2023 and December 31, 2022 as being available-for-sale. The investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method; therefore, Marketable Debt Securities are classified as a Level 2 financial asset.

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
Assets measured at fair value (in 000's) as of September 30, 2023 and December 31, 2022 were available-for-sale investment securities which are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2023	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$401	$401	$—	$—
Obligations of states and political subdivisions	216,027	—	216,027	—
Total	$216,428	$401	$216,027	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$380	$380	$—	$—
Obligations of states and political subdivisions	219,648	—	219,648	—
Total	$220,028	$380	$219,648	$—

Note 5 – Leases
The Company's operations are carried on in locations which are occupied under operating lease agreements. These lease agreements are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the nine-month period ended September 30, 2023 were $6.3 million compared to $5.8 million for the same period in the prior year. The Company’s lease maturities schedules as of September 30, 2023 and September 30, 2022 are presented in the tables that follow.
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
Remaining lease terms range from 1 to 10 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of ASC Topic 842. Operating leases with a term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets and operating lease liabilities were $41.7 million and $42.8 million at September 30, 2023, respectively and $37.9 million and $38.7 million at September 30, 2022, respectively. At December 31, 2022 the operating lease ROU assets and operating liabilities were $38.2 million and $39.0 million, respectively.
The table below summarizes our lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Operating lease expense	$2,150,405	$6,282,110
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,094,556	6,146,441
Weighted-average remaining lease term – operating leases	7.09 years
Weighted-average discount rate – operating leases	5.28%

Lease maturity schedule as of September 30, 2023:	Amount
Remainder of 2023	$2,131,167
2024	8,307,997
2025	7,912,595
2026	7,364,052
2027	6,547,830
2028 and beyond	19,155,793
Total	51,419,434
Less: Discount	(8,657,091)
Present Value of Lease Liability	$42,762,343

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Operating lease expense	$1,982,602	$5,827,850
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,938,062	5,725,541
Weighted-average remaining lease term – operating leases	7.17 years
Weighted-average discount rate – operating leases	4.72%

Lease maturity schedule as of September 30, 2022:	Amount
Remainder of 2022	$1,967,552
2023	7,506,393
2024	6,709,791
2025	6,344,271
2026	5,777,773
2027 and beyond	17,343,550
Total	45,649,330
Less: Discount	(6,910,443)
Present Value of Lease Liability	$38,738,887
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
As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. There were no material developments regarding this attack during the quarter ended September 30, 2023. For previously reported information about the November 17, 2022 incident, refer to "Item 1A: Risk Factors" and “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022 and “Part II. Other information, Item 1. Legal Proceedings” and “Notes to Unaudited Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in our subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.
The Company incurred investigation and remediation costs totaling $5 million as of September 30, 2023. As of September 30, 2023, the company has recovered $3.7 million, leaving an unrecovered amount of $1.3 million. This unrecovered amount is recognized in the Company's consolidated statements of income and retained earnings in other expenses. Additional insurance recoveries from the cyber insurance policy are expected; however, the Company is currently unable to estimate the timing and amount of such recoveries.

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
Effective income tax rate was 13% and 52% during the three and nine months ended September 30, 2023, respectively, compared to 43% and 16% during the same periods ended September 30, 2022. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – Credit Agreement
The Company is party to a credit agreement with Wells Fargo Bank, N.A. As amended to date, the credit agreement provides for borrowings and reborrrowings up to the lesser of $230.0 million or 70% of the Company’s net finance receivables (as defined in the credit agreement). Available borrowings under the credit agreement were $120.7 million and $162.5 million at September 30, 2023 and December 31, 2022, at interest rates of 8.18% and 6.97%, respectively. Outstanding borrowings on the credit line were $109.3 million and $67.5 million at September 30, 2023 and December 31, 2022, respectively. The credit agreement contains covenants customary for financing transactions of this type. Required monthly reports include the Company's performance on its covenants. The credit agreement has a commitment termination date of February 28, 2025.
Note 9 – Related Party Transactions
The Company leased a portion of its properties (see Note 5) for an aggregate of $156,800 per year from certain officers or stockholders.
The Company engages from time to time in transactions with related parties. The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.1 million at September 30, 2023. The terms of this loan are not equivalent to those that prevail in the Company's arm's-length transactions.
The Company also has a loan for premium payments to a trust of a retired executive officer’s irrevocable life insurance policy. The principal balance on this loan at September 30, 2023 was $0.5 million. Please refer to the disclosure contained in Note 12 “Related Party Transactions” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022 for additional information on related party transactions.
Note 10 – Segment Financial Information
The Company discloses segment information in accordance with ASC Topic 280. ASC Topic 280 requires companies to determine segments based on how Management makes decisions about allocating resources to segments and measuring their performance.
The Company has ten divisions which comprise its operations. Each division consists of branch offices that are aggregated based on vice president responsibility and geographic location. Each state has one vice president of operations, with the exception of Georgia. Georgia is split into three divisions, North Georgia ("NGA"), Middle Georgia ("MGA"), and South Georgia ("SGA"). Tennessee and Kentucky ("TN & KY") branches share a vice president and are segmented as one division.
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

Below is a performance recap of each of the Company’s divisions for the nine-month periods ended September 30, 2023, and 2022, followed by a reconciliation to consolidated Company data.

	SC Division	MGA Division	SGA Division	AL Division	MS Division	VA Division	TN & KY Division	LA Division	TX Division	NGA Division	Total
	(in thousands)
Division Revenues:
3 Months Ended 09/30/2023	$11,776	$11,172	$11,769	$13,178	$8,824	$102	$10,151	$7,602	$1,824	$9,850	$86,248
3 Months Ended 09/30/2022	$11,334	$11,092	$11,405	$12,737	$8,968	$—	$8,882	$7,547	$1,204	$9,735	$82,904
9 Months Ended 09/30/2023	$33,847	$32,131	$33,768	$37,301	$26,017	$164	$27,834	$21,983	$4,726	$28,592	$246,363
9 Months Ended 09/30/2022	$32,518	$31,983	$33,367	$37,203	$26,008	$—	$24,709	$21,846	$3,113	$28,108	$238,855

Division Profit:
3 Months Ended 09/30/2023	$3,185	$3,459	$4,182	$3,760	$1,614	$(85)	$1,663	$(3,464)	$(1,703)	$2,244	$14,855
3 Months Ended 09/30/2022	$3,227	$4,170	$4,724	$4,091	$2,717	$—	$1,916	$2,049	$(279)	$3,326	$25,941
9 Months Ended 09/30/2023	$7,526	$9,330	$11,917	$8,577	$4,777	$(228)	$3,542	$4,339	$(1,661)	$6,829	$54,948
9 Months Ended 09/30/2022	$11,006	$13,512	$14,598	$14,299	$9,230	$—	$6,860	$7,016	$(400)	$10,641	$86,762

Division Assets:
09/30/2023	$123,460	$132,318	$128,832	$172,911	$97,173	$2,452	$119,072	$86,001	$27,317	$118,215	$1,007,751
12/31/2022	$121,529	$132,237	$128,774	$158,096	$97,977	$259	$100,205	$83,686	$17,206	$116,852	$956,821

	3 Months Ended 09/30/2023	3 Months Ended 09/30/2022	9 Months Ended 9/30/2023	9 Months Ended 9/30/2022
	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)
Reconciliation of Revenues:
Total revenues from reportable divisions	$86,248	$82,904	$246,363	$238,855
Corporate finance charges earned, not allocated to divisions	47	30	$132	76
Corporate investment income earned, not allocated to divisions	2,524	2,040	$7,428	5,834
Timing difference of insurance income allocation to divisions	1,051	2,356	$5,531	8,315
Other revenue not allocated to divisions	1	2	$64	21
Consolidated Revenues (1)	$89,871	$87,332	$259,518	$253,101

	3 Months Ended 09/30/2023	3 Months Ended 09/30/2022	9 Months Ended 9/30/2023	9 Months Ended 9/30/2022
	(in 000’s)	(in 000’s)	(in 000’s)	(in 000’s)
Reconciliation of Income Before Taxes:
Profit per division	$21,255	$25,941	$54,948	$86,762
Corporate earnings not allocated	3,624	4,429	13,154	14,245
Corporate expenses not allocated	(14,334)	(27,229)	(61,504)	(80,845)
Consolidated Income Before Income Taxes	$10,545	$3,141	$6,598	$20,162

(1) Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

BRANCH OPERATIONS

SOUTH CAROLINA		MIDDLE GEORGIA

M. Summer Clevenger	Vice President	Michael J. Whitaker	Vice President

Regional Operations Directors		Regional Operations Directors

Nicholas D. Blevins	Gerald D. Rhoden	Janet R. Brownlee	James A. Mahaffey
Jenna L. Henderson	Gregory A. Shealy	Ronald E. Byerly	Deloris O’Neal
Becki B. Lawhon	Louise S. Stokes	Kathryn Landry	Harriet H. Welch
Tammy T. Lee

SOUTH GEORGIA		NORTH GEORGIA

Michael E. Shankles	Vice President	Jennifer C. Purser	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Sylvia J. McClung	James D. Blalock	Nokie Moore
Deirdre A. Dunnam	Wanda Parham	Kimberly L. Golka	April Pelphrey
Jeffrey C. Lee	Robert D. Whitlock	Kevin M. Gray	F. Cliff Snyder

ALABAMA		MISSISSIPPI

Jerry W. Hughes	Vice President	Marty B. Miskelly	Vice President

Regional Operations Directors		Regional Operations Directors

M. Peyton Givens	Johnny M. Olive	Maurice J. Bize, Jr.	Teresa Grantham
Tomerria S. Iser	Tonya Slaten	Carla A. Eldridge	Rebecca L. Holloway
Jonathan M. Kendrick	Michael L. Spriggs	Jimmy R. Fairbanks, Jr.
Jeffrey A. Lindberg

KENTUCKY and TENNESSEE		LOUISIANA

Joseph R. Cherry	Vice President	John B. Gray	Vice President

Chad Frederick	Assistant Vice President

Regional Operations Directors		Regional Operations Directors
Zack Coker	William N. Murillo	Sonya L. Acosta	Tabatha A. Green
Brian M. Hill	Joshua C. Nickerson	Bryan W. Cook	Anthony B. Seney
Tammy R. Hood	Melissa D. Storck	L. Christopher Deakle
J. Steven Knotts	Gary Zortman

TEXAS		VIRGINIA

Lori Sanchez	Vice President	M. Summer Clevenger	Vice President

Regional Operations Directors
Lauren Munoz	Brittany Rubio
Chadd Stewart

BRANCH OPERATIONS

ALABAMA
Adamsville	Brewton	Fort Payne	Moulton	Prattville	Talladega
Albertville	Clanton	Gadsden	Muscle Shoals	Robertsdale	Tallassee
Alexander City	Cullman	Hamilton	Oneonta	Russellville (2)	Troy
Andalusia	Decatur	Huntsville (2)	Opelika	Saraland	Trussville
Arab	Dothan	Jackson	Oxford	Scottsboro	Tuscaloosa
Athens	Enterprise	Jasper	Ozark	Selma	Wetumpka
Bay Minette	Fayette	Mobile	Pelham	Sylacauga
Bessemer	Florence	Moody	Pell City
GEORGIA
Acworth	Canton	Dalton	Greensboro	Manchester	Sylvania
Adel	Carrollton	Dawson	Griffin	McDonough	Sylvester
Albany (2)	Cartersville	Douglas (2)	Hartwell	Milledgeville	Thomaston
Alma	Cedartown	Douglasville	Hawkinsville	Monroe	Thomasville
Americus	Chatsworth	Dublin	Hazlehurst	Montezuma	Thomson
Athens (2)	Clarkesville	East Ellijay	Helena	Monticello	Tifton
Augusta	Claxton	Eastman	Hinesville (2)	Moultrie	Toccoa
Bainbridge	Clayton	Eatonton	Hiram	Nashville	Tucker
Barnesville	Cleveland	Elberton	Hogansville	Newnan	Valdosta
Baxley	Cochran	Fayetteville	Jackson	Perry	Vidalia
Blairsville	Colquitt	Fitzgerald	Jasper	Pooler	Villa Rica
Blakely	Columbus (2)	Flowery Branch	Jefferson	Richmond Hill	Warner Robins (2)
Blue Ridge	Commerce	Forest Park	Jesup	Rome	Washington
Bremen	Conyers	Forsyth	Kennesaw	Royston	Waycross
Brunswick	Cordele	Fort Valley	LaGrange	Sandersville	Waynesboro
Buford	Cornelia	Ft. Oglethorpe	Lavonia	Savannah	Winder
Butler	Covington	Gainesville	Lawrenceville	Statesboro
Cairo	Cumming	Garden City	Macon (2)	Stockbridge
Calhoun	Dahlonega	Georgetown	Madison	Swainsboro

KENTUCKY
Cadiz	Hopkinsville	Madisonville	Paducah	Shelbyville	Somerset
Elizabethtown	Jackson	Morehead	Richmond	Shepherdsville
Harlan	Louisville

BRANCH OPERATIONS
(Continued)

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Slidell
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Shreveport
Covington	Houma

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Gaffney	Lancaster	Newberry	Spartanburg
Anderson	Chester	Georgetown	Laurens	North Charleston	Summerville
Batesburg- Leesvile	Columbia	Greenwood	Lexington	North Greenville	Sumter
Beaufort	Conway	Greer	Manning	Orangeburg	Union
Boling Springs	Dillon	Hartsville	Marion	Rock Hill	Walterboro
Camden	Easley	Irmo	Moncks Corner	Seneca	Winnsboro
Cayce	Florence	Lake City	Myrtle Beach	Simpsonville	York
Charleston

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Murfreesboro	Smyrna
Bristol	Dayton	Hixson	Lenoir City	Newport	Springfield
Clarksville	Dickson	Jacksboro	Lexington	Powell	Tazewell
Cleveland	Dyersburg	Jackson	Madisonville	Pulaski	Tullahoma
Columbia	Elizabethton	Johnson City	Maryville	Savannah	Winchester
Cookeville	Fayetteville	Kingsport	Millington	Sevierville
Cordova	Gallatin	Lafayette	Morristown

TEXAS
Austin (2)	Corpus Christi	Longview	New Braunfels	San Antonio (2)	Texarkana
Bastrop	Huntsville	Lufkin	Pasadena	Temple	Victoria
Conroe	Katy	Missouri City	Pearland
VIRGINIA
Abingdon	Mechanicsville

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

Daniel E. Clevenger, II Executive Vice President and Chief Compliance Officer

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