Form 10-K
period 2023-12-31
1st FRANKLIN FINANCIAL CORP
filed 2024-04-01
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
------------------------------
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 1, 2024
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2023, included as Exhibit 13 hereto, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I
Item 1.    BUSINESS:
The information under the headings “The Company”, page 3 and “Business”, pages 5-13, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2023 (the “Annual Report”) are incorporated herein by reference.
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
Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations, and our ability to collect on loans depends on the willingness and repayment ability of our customers. Adverse changes in the ability or willingness of a significant portion of our customers to repay their obligations to the Company, whether due to changes in general economic, political or social conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, prolonged public health crisis or a pandemic (such as COVID-19), or other causes, or events affecting our customers individually such as unemployment, major medical expenses, bankruptcy, divorce or death, could have a material effect on our liquidity, financial condition and results of operations.
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
Our daily operations depend heavily on our computer systems, data system networks and service providers to consistently provide efficient and reliable service. The Company has been, and in the future may be, subject to disruptions to its operating systems arising from events that are wholly or partially beyond its control, which in turn may give rise to disruption of service to our customers. If our systems were to become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records, maintain the security and availability of our data, or operate our business may be impaired. In addition, we could be required to spend significant additional amounts to maintain, repair, upgrade or replace our systems. Any such failures or expenditures could materially adversely impact our business operations and financial condition or harm our reputation.

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

We have been, and in the future may be, the target of cyberattacks, including social engineering attacks, phishing attacks and denial-of-service attacks, as well as ransomware cyberattacks where hackers have requested “ransom” payments in exchange for not disclosing stolen electronic information or for unlocking or not disabling our computer or other information systems. Any disruption to the safety, integrity or accessibility of such information or systems could impact our ability to operate our business.

In November 2022, we became aware of a cyberattack against certain systems within our network environment. The attack temporarily affected operations and caused delays in originating loans at some locations. During the incident, the attackers had access to the PII of certain Company employees, customers and investors. We contained the harm caused by the incident, quickly restored our business operations, and provided timely notifications to affected individuals, entities, and governmental agencies as required by law. The Company has also been named as a defendant in five (5) putative consumer class action lawsuits alleging harm from the cyberattack. The suits have been consolidated into one single case, which was administratively dismissed by the United States District Court for the Northern District of Georgia January 2024. The plaintiffs have asked the Court to reconsider its dismissal. See Part 1, Item 3, Legal Proceedings of this Annual Report on Form 10-K.

Following the cyberattack, we undertook significant remediation efforts and other steps to enhance our cybersecurity and data security infrastructure. We continue to enhance our data security infrastructure to prevent unauthorized access to our systems and the data we maintain. Despite our efforts to ensure the integrity of our software, computers, systems and information, we may not be able to anticipate, detect or recognize all threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used by bad actors are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. Such cyberattacks have involved and in the future may involve, the dissemination, theft, destruction or other compromise of Company or confidential information, including PII. Efforts to resolve future cyberattacks may be unsuccessful, and these efforts involve costs that can be significant. Although we maintain insurance coverage relating to certain cybersecurity risks, our insurance may not be sufficient to provide adequate loss coverage in all circumstances (including if the insurer denies future claims) and may not continue to be available to us on economically reasonable terms, or at all.

We could suffer significant financial losses or liabilities, loss of customers and business opportunities, reputational damage, litigation, regulatory fines, penalties or intervention, reimbursement or other compensatory costs, as a result of actual or alleged cyberattacks or data security breaches, and these attacks or breaches and their impacts are hard to predict. Further, we cannot ensure that any limitations of liability provisions in our agreements with customers, vendors and other third parties with which we do business would be enforceable or adequate to otherwise protect us from liabilities or damages with respect to a particular claim in connection with a cyberattack, breach or other information security incident.

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
Offers and sales of all of our securities must comply with all applicable federal and state securities laws, including Section 5 of the Securities Act of 1933. If any of our offers, including those deemed made pursuant to newspaper or radio advertisements or on our website, or sales are found not to be in compliance with any of these laws, we could be liable to certain purchasers of the security, could be required to offer to repurchase the security, or could be liable for damages or other penalties. If we are required to repurchase any of our securities other than in the ordinary course of our business as a result of any such violation, or we are otherwise found to be liable for any damages or penalties as a result of any such violation, our financial condition could be materially adversely affected. Any such adverse affect on our financial condition could materially impair our ability to fund loans in the ordinary course of business or pay principal and interest on our outstanding debt securities.
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
Our business, financial condition and results of operations could be materially and adversely affected by the effects of a pandemic, epidemic or other widespread public health emergency. Widespread health emergencies can disrupt our operations through their impact on our employees, investors, customers and the communities in which we operate. Such impacts to our customers could result in increased risk of delinquencies, defaults and losses on our loans, negatively impact regional economic conditions, and result in a decline in loan demand and loan originations, which in turn may adversely affect out business, financial condition or results of operations.

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
Our lending operations continue to be subject to significant focus by federal, state and local government authorities, and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on certain lending practices by companies in the consumer finance industry; sometimes referred to as "predatory lending" practices. These requirements and restrictions, among other things:
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly increased the regulation of financial institutions and the financial services industry in recent periods. The Dodd-Frank Act established the Bureau of Consumer Financial Protection (the CFPB) as an independent entity given the authority to promulgate additional consumer protection regulations applicable to all entities offering consumer financial services or products such as the Company. These and other applicable regulations have increased and are expected to further increase our cost of doing business and time spent by Management on regulatory matters which may have a material adverse effect on the Company’s operations and results.
In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and other debt collection practices may apply to the loans we make and our related services. There can be no assurance that a change in any of those laws, or in their interpretation, will not make our compliance therewith more difficult or expensive, further restrict our ability to originate loans or other financial services, further limit or restrict the amount of interest and other charges we earn under such loans or services, or otherwise adversely affect our financial condition or business operations. The burdens of complying with these laws and regulations, and the possible sanctions if we do not so comply, are significant, and may result in a downturn in our business or our inability to carry on our business in a manner similar to how we currently operate.
If we experience unfavorable litigation or proceedings, our ability to timely meet our obligations may be impaired.
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

Item 1B.    UNRESOLVED STAFF COMMENTS:
Not Applicable.
Item 1C.    CYBERSECURITY:

RISK MANAGEMENT AND STRATEGY

1st Franklin is committed to maintaining the confidentiality, integrity and availability of our data and information systems. We understand the risks presented by existing and emerging cybersecurity threats against our electronic infrastructure and the information it stores and processes, as well as against our customers and employees. We also recognize that there are cybersecurity risks associated with remote work environments which are utilized by some of 1st Franklin’s employees, our use of cloud-based infrastructure and networks, and our use of third parties to support our operations.

As a part of our overall risk management processes, we have implemented a comprehensive cybersecurity program designed to identify and manage cybersecurity risks. This program includes a robust risk assessment process designed to identify security vulnerabilities, incorporates regulatory requirements and also provides the foundation for the Information Security department’s annually updated multi-year project roadmap, which is used to continually enhance 1st Franklin’s cybersecurity program to respond to new threats and challenges.

We employ a comprehensive set of cybersecurity policies and guidelines and a strong security training and awareness program to communicate policy directives and current threats to 1st Franklin employees. Additionally, we have a strong due diligence and risk assessment process to identify and manage risks associated with our use of third-party service providers.
Some of the other features of our cybersecurity program include:
•Monthly phishing simulations and additional training as required for incorrect identification of phishing attempts
•Ongoing vulnerability scanning and annual penetration testing of our internal and external environments
•IDS/IPS ( Intrusion Detection Device / Intrusion Prevention System)
•Firewalls
•Endpoint Detection and Response
•24x7x365 Security Operations Center
•Security Incident and Event Monitoring
•Cloud alerting and monitoring
•Disaster recovery and business continuity planning and backup strategy
•Incident response process
•Network segmentation
•Data classification labeling and data loss prevention
•Privileged access management
•Secure builds
•Multi-factor and adaptive authentication
•Physical security
•Internet filtering, email spam filtering and anti-phishing
•Brand protection and phishing takedown service
•Database security
•Data transfer and encryption
Additionally, we maintain cybersecurity insurance coverage to help mitigate risk in the event of a potential breach or attack. Although we maintain insurance coverage at levels we deem appropriate for our business, it is possible that such coverage could be insufficient to cover all losses or types of claims that may arise.
We have experienced targeted and non-targeted cybersecurity attacks in the past, and we could experience similar attacks in the future. As previously disclosed, we suffered a cyber-attack against certain systems within our network environment in November 2022. The attack temporarily affected operations and caused delays in originating loans at some locations. During the incident, the attackers had access to the PII of certain Company employees, customers and investors. We contained the harm caused by the incident, quickly restored our business operations, and provided timely notifications to affected individuals, entities, and governmental agencies as required by law. Following the cyber-attack, we began undertaking significant remediation efforts and other steps to enhance our cybersecurity and data security infrastructure. Five (5) putative class action lawsuits were filed in the United States District Court in the Northern District of Georgia against the Company alleging harm from the cyber-attack. The Court consolidated all cases into one, and after extensive motion practice, administratively dismissed the consolidated case in full in January 2024. The Plaintiffs have asked the Court to reconsider its dismissal. To date, the Company's cyber insurance policy has covered and paid all material costs and expenses related to the class action litigation.
Other than as described above, we do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. We continue to enhance our data security infrastructure and take further steps to prevent unauthorized access to our systems and the data we maintain. For additional information regarding the risks from cybersecurity threats we face, see "Risks Related to Our Business – We could incur significant liability, and our business, financial condition, results of operations and reputation could be harmed, if our information systems are breached or we otherwise fail to protect customer, investor, employee or Company data or systems" under Part I, Item 1A. “Risk Factors” above.

GOVERNANCE

The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks, including cybersecurity risks. The Board regularly receives presentations on matters of cybersecurity risk from management. Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the Company's Executive Leadership Team ("ELT") are also available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.

The Company’s information security efforts are led by our Chief Information Security Officer ("CISO"). The CISO meets at least quarterly with each of the Board of Directors, the ELT, and the Senior Leadership Team ("SLT"), facilitating the Company's robust cybersecurity oversight and strategies that help us to assess, identify, and manage cybersecurity risks. This includes performing tabletop exercises at least annually with the Board and with the SLT to evaluate our incident response processes and keeping them informed of the evolving threat landscape and how 1st Franklin is managing such risks.

Our current CISO is a veteran security professional with over 30 years of information technology and information security experience. Prior to joining 1st Franklin, she worked at one of the largest banks in Canada and the U.S., where she was initially the Head of Application Security and later the Head of Cyber Innovation and Emerging Technologies. Prior to that, she also worked for two multinational banks in New York City in information security and information technology roles. The CISO is supported by a team of highly technical and experienced security professionals who are responsible for implementing and maintaining the security program for 1st Franklin, including security engineers, a cybersecurity analyst and a VP of Information Security.
Item 2.    PROPERTIES:
Paragraph 1 of “The Company”, page 3; paragraph 1 (and the accompanying table) of Footnote 8 (Leases) of the Notes to Consolidated Financial Statements, pages 47-48; and the 1st Franklin Financial Corporation Branch Offices directory of branch offices, pages 64-65 of the Annual Report are incorporated herein by reference.

Item 3.    LEGAL PROCEEDINGS:

As previously discussed, five (5) putative class action lawsuits were filed against the Company in the United States District Court for the Northern District of Georgia in March 2023. All five (5) cases were consolidated into one, captioned: Moreland v. 1st Franklin Financial Corporation, in June 2023. The Plaintiffs generally assert claims of negligence, breach of implied contract and violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose PII was accessed in the November 2022 cyber-attack on the Company. On January 11, 2024, the Court administratively dismissed the entire case. The Plaintiffs have asked the Court to reconsider its decision.

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
Item 6.    [Reserved]
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
"Management’s Discussion and Analysis of Financial Condition and Results of Operations", pages 15-22 of the Annual Report is incorporated herein by reference. This section generally discusses 2023 and 2022 operating results and year-to-year comparisons between 2023 and 2022. Discussion of 2021 operating results and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on April 11, 2023.
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
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
Not applicable.

Item 9A.    CONTROLS AND PROCEDURES:
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
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
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures under Rule 15d-15(e) of the Exchange Act were effective at December 31, 2023.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, Management believes that the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), was effective as of December 31, 2023.
ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting
Item 9B.    OTHER INFORMATION:
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:
DIRECTORS

Name of Director	Age	Director Since	Position(s) with Company

Ben F. Cheek, III (3)(4)(5)	87	1967	Chairman Emeritus

Ben F. Cheek, IV (3)(4)(5)	62	2001	Chairman of the Board

David W. Cheek (4)(5)	56	2024	None

Virginia C. Herring (3)(4)(5)	60	2020	President and Chief Executive Officer

A. Roger Guimond (2)(5)	69	2004	None

Jerry J. Harrison, Jr. (3)(2)(5)	61	2020	Executive Vice President and Chief Strategy Officer

Donata Ison (1)(2)(5)	39	2023	None

John G. Sample, Jr. (1)(2)(5)	67	2004	None

C. Dean Scarborough (1)(2)(5)	69	2004	None

Sheryl Smith (1)(2)(5)	65	2024	None

Keith D. Watson (1)(2)(5)	66	2004	None
(1)Member of Audit Committee.
(2)Mr. Guimond is the retired EVP and Chief Financial Officer of 1st Franklin Financial Corporation where he served for more than 45 years until his retirement in April 2021. Mr. Harrison, Jr. is presently employed by the Company as Executive Vice President and Chief Strategy Officer. Previously Mr. Harrison, Jr. was the Chief Operating Officer at Crider Foods, Inc. Ms. Donata Ison is the Vice President of Finance at Armhr; she has previous experience with an international public accounting firm. Mr. Sample is the retired Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, where he served from 2002 through July 31, 2017. Mr. Scarborough is a retired retail business owner. Ms. Smith’s career spans over 40 years in banking, money transmission, and finance. She is an associate member of the Bar Association and holds a CRCM designation. She has also previously served on the Board of a global currency transmission organization. Mr. Watson is Chairman of the Board of Bowen & Watson, Inc., a general contracting company. Mr. Watson has been with Bowen & Watson since 1980.
(3)Reference is made to “Executive Officers” for a discussion of business experience.
(4)Messers. Ben F. Cheek, III, Ben F. Cheek, IV and David W. Cheek are father and sons. Mr. Ben F. Cheek, III and Ms. Virginia C. Herring and father and daughter. Messrs. Ben F. Cheek, IV, David W. Cheek, and Ms. Virginia C. Herring are brothers and sister.
(5)The term of office of each director continues until the next meeting of shareholders of the Company. The board will consist of 7 to 11 directors. The departure of a director will not necessitate replacement, provided the Company meets the minimum number of required directors.
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
The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Leadership Team (the “ELT”). Individuals comprising the ELT are as follows: Ms. Herring, Ms. Baker, Messrs. Cheek, IV, Clevenger II, Gyomory, Harrison, McQuain, Scarpitti, and Shaw . The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks. The Audit Committee has specific responsibility for oversight of risks associated with financial accounting, reporting and audits, as well as internal control over financial reporting. The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company. Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the ELT remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.
Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporate governance, the Board of Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors. For this purpose, the Board has adopted and considers the independence requirements for companies whose securities are listed for trading on the NASDAQ Stock Market. The Board has determined that Ms. Ison, Ms. Smith, Messrs. Sample, Scarborough, and Watson, are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Listing Rules). In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
The Audit Committee is composed of Ms. Ison, Ms. Smith, Messrs. Sample, Scarborough, and Watson. In accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that all of the members thereof are “independent” and that Ms. Ison, and Mr. Sample are an “audit committee financial expert” as defined by the SEC in Rule 407(d)(5) of Regulation S-K. In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d)(5) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members. A copy of the Company’s Audit Committee charter is publicly available on the Company’s website at: https://www.1ffc.com.
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

Ben F. Cheek, III
Retired executive officer of the Company. Previously served as director of a Habersham Bancorp. Has legal background as an attorney. Has 63 years of experience with the Company. Has previously served as board member of various consumer industry associations. He has served as director of the Company for 56 years.

Ben F. Cheek, IV
Executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Has been with the Company for 35 years. Currently serves on two of the industry’s state association boards and has previously served as a board member of our industry’s national association.

Virginia C. Herring	Executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Has been with the Company for 35 years.

David W. Cheek	Over 20 years of experience and an extensive background in Commercial Real Estate development. Partner of CFL Properties, LLC.

A. Roger Guimond
Retired executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Had been with the Company for more than 45 years. Significant experience in finance and related areas.

Jerry J. Harrison, Jr.	Executive Officer of the Company. Extensive experience in private equity and technology services industry. Has a law degree and significant financial and technology related experience.

Donata Ison	Independent director. Extensive knowledge of accounting and reporting standards and specialty finance industry. Prior experience at an international public accounting firm as well as management experience at middle market operating companies.

John G. Sample, Jr.
Independent director. Extensive knowledge of accounting and reporting standards. Prior experience as an audit partner in an international public accounting firm. Experience and knowledge of the insurance industry through prior executive management positions at operating companies. Serves as board member and Chairman of the Audit Committee at Capital City Bank Group, Inc. (a Tallahassee, Florida bank holding company). Has served as director of the Company for 19 years and is the Company’s Audit Committee Chairman.

C. Dean Scarborough
Independent director. Previously served on board of a community bank. Currently serves as a Commissioner for Stephens County, Georgia, where the Company maintains its headquarters. Has served as director of the Company for 19 years.

Director	Summary of Qualifications
Sheryl Smith	Independent director. Extensive knowledge of compliance and regulatory standards with over 40 years of financial institution experience . Certified Regulatory and Compliance Manager and a member of the American Bar Association. Serves as a board member for Omega Intercontinental, Inc. and World First USA, Inc.

Keith D. Watson
Independent director. Previously served on board of a community bank. Has served as director of the Company for 19 years. Maintains executive position with significant oversight responsibility in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s) and Family Relationships	Business Experience

Ben F. Cheek, IV, 62 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 2015.

Ben F. Cheek, III, 87 Chairman Emeritus Father of Ben F. Cheek, IV and Virginia C. Herring	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Effective January 2015, assumed role of Vice Chairman of the Board. During 2020, Mr. Cheek, III transitioned to Chairman Emeritus.

Virginia C. Herring, 60 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV	Joined the Company on a full time basis in 1988 as Developmental Officer. Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001. Effective January 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

Julie I. Baker, 62 Executive Vice President and Chief Information Security Officer No Family Relationship	Joined the company in September 2021 as the Chief Information Security Officer and became Executive Vice President and Chief Information Security Officer in March 2023. Prior thereto, was Head of Cyber Innovation at TD Bank, based out of Israel from 2017-2021 and Head of Application Security from 2015-2017. Prior thereto worked on Wall Street in New York City for Citigroup (2006-2014) as SVP, Information Security and Deutsche Bank (2001-2006) as Technical Information Security Officer and Infrastructure Architect. Prior to that was Director of IT for Pace University School of Law (1995-2001) and Manager of Network Services at NYU School of Law (1992-1995).

Daniel E. Clevenger, II, 50 Executive Vice President and Chief Administrative Officer No Family Relationship	Joined the Company in February 2015 as Executive Vice President - Compliance. Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation, a collateral recovery company, from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013. Served in private practice of law from 1998 to 2006.

EXECUTIVE OFFICERS (continued)

Name, Age, Position(s) and Family Relationships	Business Experience
Brian J. Gyomory, 56 Executive Vice President and Chief Financial Officer No Family Relationship	Joined the Company in December 2019 as Senior Vice President of Finance. Became Executive Vice President and Chief Financial Officer in April 2021. Prior thereto, was Vice President of Finance at Global Lending Services, LLC beginning 2012.

Jerry J. Harrison, Jr., 61 Executive Vice President and Chief Strategy Officer No Family Relationship
Joined the Company in September 2022 as Project Engineer - Special Projects. Became Executive Vice President and Chief Strategy Officer in July 2023. Prior thereto, was Chief Operating Officer at Crider Foods, Inc.

Gary L. McQuain, 58 Executive Vice President and Chief Operating Officer No Family Relationship	Joined the Company in October 2019 as Senior Operations Vice President. Became Executive Vice President and Chief Operating Officer in May 2020. Prior thereto, was President and CEO of Southern Management Corporation, a financial services company, from October 2017 to August 2019. Prior to that, served as a financial services professional at MidCountry Financial Corp., a financial services holding company, from January 2016 to October 2017, and President of Pioneer Services, a financial services company from January 2016 to October 2017.

Mark J. Scarpitti, 51 Executive Vice President and General Counsel and Secretary / Treasurer No Family Relationship	Joined the Company in November 2015 as Vice President – Deputy General Counsel. Became Executive Vice President and General Counsel in August 2021.

Joseph A. Shaw, 53 Executive Vice President and Chief Information Officer No Family Relationship	Joined the Company in July 2017 as Chief Information Officer and became Executive Vice President and Chief Information Officer in January 2018. Prior thereto, he was a Technology Strategist for a Microsoft consulting firm he founded in 2007.

The term of office of each executive officer expires when a successor is approved by the Chief Executive Officer. There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer was elected.
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
Role of Executive Officers in Compensation Decisions:
The Company is a family-owned business. Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions). The ELT, which consists of certain executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Mr.Cheek IV, and Ms. Herring, who are shareholders of the Company and Mr. Cheek, III, retired executive officer. At December 31, 2023, the ELT consisted of Ms. Herring, Ms. Baker, Messrs. Cheek IV, Clevenger, Gyomory, Harrison, McQuain, Scarpitti, and Shaw. For the foregoing reasons the Company has not historically engaged any independent compensation consultant to advise on compensation related matters.
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
Base Salary:
The Company provides executive officers, and other employees, with a base salary intended to provide a level of financial security and appropriately compensate them for services rendered throughout the year. Salaries for all executive officers are established annually by Mr. Cheek, IV and Ms. Herring, based on the level of each executive officer’s responsibility, tenure with the Company and certain publicly available market data with respect to salaries paid for like positions at comparable companies. In addition, base salaries are set at a level designed to take into account the fact that the Company does not provide equity-based compensation, as described elsewhere.
Each executive officer has goals set annually which are reviewed with the officer by the President and Chief Executive Officer throughout the year. These goals typically vary depending on the nature of the executive’s responsibilities but are set at a level that is expected to be challenging but achievable. A formal individual performance and development review is also held each year with each executive office, in which the level of achievement with respect to such goals is reviewed. Merit based adjustments to salaries are based on the assessment of each executive’s performance review and overall Company performance.

Bonus Awards:
Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the ELT and approved by Mr. Cheek IV and Ms. Herring, who are shareholders of the Company. The ELT considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards. As in prior years, in 2023 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus. In addition to this 4% bonus, Mr. Cheek, IV and Ms. Herring retain the discretion to award certain additional amounts.
Non-Equity Incentive Compensation:
As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Ms. Virginia C. Herring and Messrs. Ben F. Cheek, IV, and Mr. David W. Cheek. As a result, the Company does not grant stock or other equity based awards. In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the ELT has, historically, adopted annual incentive compensation plans. Consistently therewith, in the first quarter of 2023 the ELT approved the Company’s 2023 Executive Bonus Plan (the “2023 Bonus Plan”). Mr. Cheek, III voluntarily elected not to participate in the 2023 Bonus Plan.
The 2023 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2023 Bonus Plan, at inception, a minimum pre-tax income requirement of $14.4 million was established as a threshold goal required to be achieved in order for any payouts to be made under such plan. The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income of the Company, plus the Company's projected accrued incentive bonus at December 31, 2022, multiplied by 50%. The ELT believed using a trailing three-year average metric would incent management to focus on long-term growth, and not be disproportionately focused on short-term results. The ELT determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the ELT believes pre-tax income represents an appropriate measure of profitability for the Company.
If that threshold was met, payouts under the 2023 Bonus Plan were based on the achievement of personal and department goals and the performance evaluation. The bonus will be paid on an individual basis as a percentage of the participant’s base salary. The plan allows for a bonus range of 0% to 65% of the participant's base salary.
In 2023, the Company did not achieve the $14.4 million pre-tax income threshold goal; therefore, executive officers did not receive payouts under the 2023 Bonus Plan.
Deferred Compensation:
The Company offers all eligible employees, including executive officers, the opportunity to participate in a Company-sponsored deferred compensation plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company “matches” employee contributions of up to 6% of their salary, using the following formula: 100% of the first 1% and 70% of the next 5% of salary deferred. From August 1, 2023 to December 31, 2023 the Company paused their matches on employee contributions. The Company resumed matches on January 1, 2024 utilizing our previous methodology.
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
Perquisites and Other Compensation:
The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives. The ELT periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers. In conducting this review, the ELT considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2023, determined that these amounts were appropriate.

Select Company executive officers are provided the use of Company-owned automobiles. These amounts are included in the taxable income of the executive officers. In addition, the Company generally provides certain insurance benefits to its executive officers. This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority. In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits. In 2023, Messrs. Cheek, IV and Ms. Herring received this benefit. In addition, during 2023, Messrs. Cheek, III and Cheek, IV, and Ms. Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.
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

The Board of Directors:
Ben F. Cheek, III	Donata Ison
Ben F. Cheek. IV	John G. Sample, Jr.
Virginia C. Herring	C. Dean Scarborough
David W. Cheek	Sheryl Smith
A. Roger Guimond	Keith D. Watson
Jerry L. Harrison, Jr.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
			(1)	(2)	(3)
Ben F. Cheek, IV Chairman	2023	$234,167	$91,859	$—	$78,576	$404,602
	2022	$328,564	$95,816	$—	$93,344	$517,724
	2021	$321,384	$95,301	$208,899	$59,603	$685,187
Virginia C. Herring President and CEO	2023	$390,833	$252,908	$—	$104,752	$748,493
	2022	$417,000	$252,208	$122,211	$118,036	$909,455
	2021	$402,000	$251,477	$261,300	$99,484	$1,014,261
Brian J. Gyomory Executive Vice President and Chief Financial Officer	2023	$324,000	$13,440	$—	$13,694	$351,134
	2022	$300,500	$12,500	$91,585	$23,441	$428,026
	2021	$265,500	$11,053	$172,575	$3,609	$452,737
Gary L. McQuain Executive Vice President and Chief Operating Officer	2023	$423,300	$17,892	$—	$34,471	$475,663
	2022	$416,500	$17,345	$125,582	$39,719	$599,146
	2021	$398,750	$16,051	$259,188	$21,725	$695,714
Charles E. Vercelli, Jr. Executive Vice President and Chief Government and Regulatory Affairs Officer	2023	$271,944	$16,158	$—	$136,886	$424,988
	2022	$269,980	$15,599	$114,292	$136,341	$536,212
	2021	$315,500	$15,020	$244,075	$71,333	$645,928
(1)For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2)For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3)All other compensation for the Company’s named executive officers for 2023 is detailed as follows:

All Other Compensation
Name	Personal Use of Company Auto or Airplane	Insurance Premiums	Director Fees and/or Deferred Salary (a)	Company Contribution To Deferred Compensation Plan	Total

Ben F. Cheek, IV	$29,681	$13,895	$35,000	$—	$78,576
Virginia C. Herring	$57,346	$8,965	$35,000	$3,441	$104,752
Brian J. Gyomory	$—	$819	$12,000	$875	$13,694
Gary L. McQuain	$3,568	$819	$24,000	$6,084	$34,471
Charles E. Vercelli, Jr.	$—	$831	$132,000	$4,055	$136,886
(a)Mr. Vercelli elected to defer $132,000 in salary. Mr. McQuain elected to defer $24,000 in salary. Mr. Gyomory elected to defer $12,000 in salary. See "Executive Nonqualified Deferred Compensation Plan" and "Director Compensation" below.

Grants of Plan-Based Awards
In 2023, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2023 Bonus Plan. The following table sets forth certain information with respect to award eligibility and payments for the fiscal year ended December 31, 2023 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, IV	3/1/2023	$—	$106,783	$213,567
Virginia C. Herring	3/1/2023	$—	$135,525	$271,050
Brian J. Gyomory	3/1/2023	$—	$101,563	$203,125
Gary L. McQuain	3/1/2023	$—	$139,263	$278,525
Charles E. Vercelli, Jr.(2)	3/1/2023	$—	$126,744	$253,487
(1)Represented estimated possible payouts under the 2023 Bonus Plan. The “Threshold” column reflects the payout which would have occurred if each performance goal as set out in the 2023 Bonus Plan was met, and payouts were made at the minimum level (0%) of salary. The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2023 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (32.5%). The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2023 Bonus Plan was met, and payouts were made at the maximum level (65.0%) of salary.
(2)Mr. Vercelli retired effective December 31, 2023.
Compensation Committee Interlocks and Insider Participation
The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof. The ELT establishes the bases for all executive compensation, which compensation is approved by shareholders Mr. Cheek, IV and Ms. Herring.
During 2023, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.
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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year(1)	Registrant Contributions In Last Fiscal Year(2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, IV	$—	$—	$22,143	$—	$798,044
Virginia C. Herring	$—	$3,441	$4,327	$—	$199,354
Brian J. Gyomory	$12,000	$875	$272	$—	$23,728
Gary L. McQuain	$24,000	$6,084	$701	$—	$47,600
Charles E. Vercelli, Jr.	$132,000	$4,055	$13,049	$—	$517,234
(1)Mr. Vercelli elected to defer $132,000 in salary. Mr. McQuain elected to defer $24,000 in salary. Mr. Gyomory elected to defer $12,000 in salary. See the "All Other Compensation" portion of the "Summary Compensation Table" above, and "Director Compensation" below.
(2)Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.
Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total

Ben F. Cheek, III	$—	$—	$—
Ben F. Cheek, IV	$35,000	$—	$35,000
A. Roger Guimond	$35,000	$—	$35,000
James H. Harris, III (1)	$35,000	$—	$35,000
Jerry J. Harrison, Jr.	$35,000	$—	$35,000
Virginia C. Herring	$35,000	$—	$35,000
Donata Ison	$35,000	$—	$35,000
John G. Sample, Jr.	$40,000	$—	$40,000
C. Dean Scarborough	$35,000	$—	$35,000
Keith D. Watson	$35,000	$—	$35,000
(1) Mr. Harris retired from the Board effective December 31, 2023.
In 2023, each member of the Board was entitled to receive $35,000 per year for service as a member of the Board of Directors, including service on any committee thereof. The Chairman of the Audit Committee was entitled to additional $5,000. Mr. Cheek IV elected to receive 2023 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).
Chief Executive Officer Compensation Ratio
For the 2023 fiscal year, the ratio of the annual total compensation of Ms. Virginia C. Herring, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 16.4 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below. In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.” For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2023 (the “Determination Date”).

CEO Compensation for purposes of this disclosure represents the total compensation reported for Ms. Virginia C. Herring for 2023 under the “Total” column of the “Summary Compensation Table” for the 2023 fiscal year. For purposes of this disclosure, Median Annual Compensation was $45,582, and was calculated by totaling for our Median Employee all applicable elements of compensation for the 2023 fiscal year in accordance with Item 402(c)(2)(x) of Regulation S-K.
To identify the Median Employee, we first determined our employee population as of the Determination Date. We had 1,709 employees, representing all full-time and part-time employees. This number does not include any independent contractors, as permitted by the applicable SEC rules. We then measured compensation for the period beginning on January 1, 2023 and ending on December 31, 2023. This compensation measurement was calculated by totaling for each employee gross taxable earnings salary, bonus, sick pay, vacation pay and other compensation as shown in our payroll and human resources records for 2023.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:
(a)Security Ownership of Certain Beneficial Owners:
Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2023. Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4726 Quailwood Dr.
Flowery Branch, GA 30542
(b)Security Ownership of Management:
Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2023, by (i) Our directors and our executive officers of the Company named in the summary compensation table and (ii) all directors and executive officers of the Company as a group. Except as described below, each person has sole “beneficial” ownership of such shares.

Name	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,405 Shares - Direct	4.40%
	Non-Voting Common Stock	38,089 Shares – Indirect (1)	22.63%

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,911 Shares - Direct	4.70%
	Non-Voting Common Stock	38,088 Shares – Indirect (1)	22.63%

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
	Non-Voting Common Stock	8,111 Shares - Direct	4.76%
	Non-Voting Common Stock	38,089 Shares – Indirect (1)	22.63%

Brian J. Gyomory	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Jerry J. Harrison, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Donata Ison	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

C. Dean Scarborough	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Sheryl Smith	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All directors and executive officers as a group (11 persons)	Voting Common Stock	1,700 Shares - Direct	100.00%
	Non-Voting Common Stock	23,427 Shares - Direct	13.86%
	Non-Voting Common Stock	114,266 Shares- Indirect (1)	67.89%

(1)Various trusts have been established for the benefit of each of Ben F. Cheek, IV, Virginia C. Herring and David W. Cheek. The trustees of each of the trusts, who by virtue of dispositive power over the assets thereof are deemed to be the beneficial owners of shares of the Company’s non-voting common stock contained therein, are the children of Ben F. Cheek, III named above who are not the named beneficiaries of each of the respective trusts.

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
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:
Related Party Transactions:
The Company leases its home office buildings for a total of $96,000 per year from Franklin Enterprises, Inc. under leases which expire December 31, 2024. Effective July 1, 2022, the Company entered into a lease with Franklin Enterprises, Inc. for rental of office space for its training department at a cost of $9,600 per year. This lease expires June 30, 2027. Messrs. Cheek, III, Cheek, IV, and Ms. Herring, directors and executive officers of the Company own 66.67%, 11.11% and 11.11% of the shares of Franklin Enterprises, Inc., respectively. In Management's opinion, these leases are at rates and on terms which approximate those obtainable from independent third parties. The aggregate dollar amount of all remaining periodic payments due during these lease terms is $129,600.
During 1998, the Company extended a loan to a real estate development partnership of which David W. Cheek, member of the board of directors and owner 24.24% of the Company’s voting stock, is a partner. The loan was renewed effective July 20, 2023. The balance on this commercial loan (including principal and accrued interest) was $2.1 million at December 31, 2023, which was also the maximum amount outstanding during the year. There were no principal or interest payments applied against this loan during 2023. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. Interest is currently computed at an annual rate of 9.50%. The interest rate adjusts whenever the prime rate changes.
Effective September 23, 1995, the Company and Deborah A. Guimond, Trustee of the Guimond Trust (an irrevocable life insurance trust, the “Trust”) entered into a Split-Dollar Life Insurance Agreement. The life insurance policy insures A. Roger Guimond, retired executive officer of the Company. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended, effectively making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $18,808 for interest accrued during 2023 was applied to the loan on December 18, 2023. No principal payments on this loan were made in 2023. The balance on this loan at December 31, 2023 was $485,358. This was the maximum amount outstanding during the year.
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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES:
The Company was billed for professional services provided during fiscal years 2023 and 2022 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee. Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.
The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

Services Provided:	2023	2022
Audit Fees (1)	$494,934	$397,362
Audit Related Fees (2)	—	151,295
Tax Fees (3)	169,724	151,568
Total	$664,658	$700,225
(1)Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2023 and 2022, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2023 and 2022 fiscal years.
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

		Report of Independent Registered Public Accounting Firm.

		Consolidated Statements of Financial Position at December 31, 2023 and 2022.

		Consolidated Statements of Income for the three years ended December 31, 2023, 2022, and 2021.

		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, 2022, and 2021.

		Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2023, 2022, and 2021.

		Consolidated Statements of Cash Flows for the three years ended December 31, 2023, 2022, and 2021.

		Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule:

		Report of Independent Registered Public Accounting Firm.

		Condensed Statements of Financial Position at December 31, 2023 and 2022.

		Condensed Statements of Income for the three years ended December 31, 2023, 2022.

		Condensed Statements of Comprehensive Income for the three years ended December 31, 2023, 2022, and 2021.

		Condensed Statements of Stockholders’ Equity for the three years ended December 31, 2023, 2022, and 2021.

		Condensed Statements of Cash Flows for the three years ended December 31, 2023, 2022, and 2021.

(3)Exhibits:

3.	(a)	Restated Articles of Incorporation as amended January 26, 1996 (incorporated by reference to Exhibit 3(a) to Form 10-K for the year ended December 31, 1995).

	(b)	Bylaws (incorporated by reference to Exhibit 3(b) to Form 10-K for the year ended December 31, 1995).

	(c)	Amended and Restated Articles of Incorporation as amended March 26, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 29, 2024).

	(d)	Amended and Restated Articles of Incorporation as amended March 26, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on March 29, 2024).

4.	(a)
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
Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated May 12, 2023, by and among the Company, Wells Fargo Bank, N.A. as Agent for the lenders, and other financial institutions party thereto (incorporated by reference to Exhibit 10(d) to the Company's Form 8-K filed with the SEC on May 16, 2023.

(g)
Sixth Amendment to the Amended and Restated Loan and Security Agreement, dated December 27, 2023, by and among the Company, Wells Fargo Bank, N.A. as Agent for the lenders, and other financial institutions party thereto (incorporated by reference to the Exhibit 10(d) to the Company's Form 8-K filed with the SEC on January 4, 2024.

(h) Director Compensation Summary Term Sheet. *

(i) Form of the Company’s 2023 Executive Bonus Plan. *

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
Item 16.    FORM 10-K SUMMARY:
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

April 1, 2024	By: /s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Chairman of Board	April 1, 2024

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Chairman Emeritus	April 1, 2024

/s/ Virginia C. Herring
(Virginia C. Herring)	Director, President and Chief Executive Officer	April 1, 2024

/s/ David W. Cheek
(David W. Cheek)	Director	April 1, 2024

/s/ Brian J. Gyomory
(Brian J. Gyomory)	Executive Vice President and Chief Financial Officer	April 1, 2024

/s/ A. Roger Guimond
(A. Roger Guimond)	Director	April 1, 2024

/s/ Jerry J. Harrison, Jr.
(Jerry J. Harrison, Jr.)	Director	April 1, 2024

/s/ Donata Ison
(Donata Ison)	Director	April 1, 2024

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	April 1, 2024

/s/ C. Dean Scarborough
(C. Dean Scarborough)	Director	April 1, 2024

/s/ Sheryl Smith
(Sheryl Smith)	Director	April 1, 2024

/s/ Keith D. Watson
(Keith D. Watson)	Director	April 1, 2024

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
(c)This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2023, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of 1st Franklin Financial Corporation
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and have issued our report thereon dated April 1, 2024; such consolidated financial statements and report are included in your 2023 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
April 1, 2024

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2023 AND 2022
ASSETS

	2023	2022

CASH AND CASH EQUIVALENTS	$4,348,911	$6,659,184

RESTRICTED CASH	627,628	532,706

LOANS:
Direct Cash Loans	972,567,737	911,821,593
Real Estate Loans	29,812,798	37,323,155
Sales Finance Contracts	175,548,110	146,507,130
	1,177,928,645	1,095,651,878

Less: Unearned Finance Charges	174,043,203	154,630,023
Unearned Insurance Commissions	27,944,898	26,914,714
Allowance for Credit Losses	71,361,745	75,210,063
	904,578,799	838,897,078

INVESTMENTS IN SUBSIDIARIES	278,856,873	248,545,940

INVESTMENT SECURITIES:
Available for Sale, at fair market value	485,051	380,316

OTHER ASSETS:
Land, Buildings, Equipment and Leasehold Improvements,
Less accumulated depreciation and amortization of $55,304,631 and $50,116,238 in 2023 and 2022, respectively	17,215,898	13,111,394
Operating Lease Right-of-Use Assets	41,938,371	38,153,238
Miscellaneous	23,228,957	16,644,400
	82,383,226	67,909,032

TOTAL ASSETS	$1,271,280,488	$1,162,924,256

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2023 AND 2022
LIABILITIES AND STOCKHOLDERS' EQUITY

	2023	2022
SENIOR DEBT:
Bank Borrowings	$122,050,000	$67,531,000
Subsidiary Borrowings (Note 1)	30,000,000	—
Senior Demand Notes, including accrued interest	100,568,430	112,325,674
Commercial Paper	661,573,356	624,585,553
	914,191,786	804,442,227

ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
Operating Lease Liabilities	43,034,942	39,019,208
Other Accounts Payable and Accrued Expenses	20,936,706	31,163,971
	63,971,648	70,183,179

SUBORDINATED DEBT	28,533,940	29,005,826

Total Liabilities	1,006,697,374	903,631,232

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	—	—
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2023 and 2022	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Accumulated Other Comprehensive Income	(18,955,725)	(26,401,816)
Retained Earnings	283,368,839	285,524,840
Total Stockholders' Equity	264,583,114	259,293,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,271,280,488	$1,162,924,256

Senior Demand Notes, including accrued interest
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
INTEREST INCOME:
Finance Charges	$276,974,396	$266,963,826	$236,651,728
Investment Income	124,042	(18,381)	309,412
	277,098,438	266,945,445	236,961,140

INTEREST EXPENSE:
Senior Debt	43,951,125	27,483,876	22,786,460
Subordinated Debt	1,099,749	971,958	977,093
	45,050,874	28,455,834	23,763,553

NET INTEREST INCOME	232,047,564	238,489,611	213,197,587

PROVISION FOR CREDIT LOSSES	87,387,765	84,287,916	42,183,163

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	144,659,799	154,201,695	171,014,424

NET INSURANCE INCOME	21,544,942	21,957,943	20,664,481

OTHER REVENUE	7,882,862	6,939,179	7,029,120

OPERATING EXPENSES:
Personnel Expense	111,763,367	113,732,789	109,011,575
Occupancy Expense	20,705,383	18,173,248	17,382,787
Other Expense	65,182,973	56,955,705	47,765,457
	197,651,723	188,861,742	174,159,819

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(23,564,120)	(5,762,925)	24,548,206

PROVISION FOR INCOME TAXES	39,339	655,722	595,915

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	24,133,548	22,578,274	17,908,716

NET INCOME	$530,089	$16,159,627	$41,861,007

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021

Net Income	$530,089	$16,159,627	$41,861,007

Other Comprehensive Loss:
Net changes related to available-for-sale securities
Unrealized gain (loss)	9,743,321	(45,165,474)	(3,858,538)
Income tax (provision) benefit	(2,026,463)	9,479,082	816,053
Net unrealized gain (loss)	7,716,858	(35,686,392)	(3,042,485)

Less reclassification of gain to net income	270,767	452,074	487,791

Total Other Comprehensive Income (Loss)	7,446,091	(36,138,467)	(3,530,276)

Total Comprehensive Income (Loss)	$7,976,180	$(19,978,840)	$38,330,731

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2020	170,000	170,000	265,002,401	13,266,927	278,439,328

Comprehensive Income:
Net Income for 2021	—	—	41,861,007	—
Other Comprehensive Loss	—	—	—	(3,530,276)
Total Comprehensive Income	—	—	—	—	38,330,731
Cash Distributions Paid	—	—	(20,012,306)	—	(20,012,306)

Balance at December 31, 2021	170,000	$170,000	$286,851,102	$9,736,651	$296,757,753

Comprehensive Loss:
Net Income for 2022	—	—	16,159,627	—
Other Comprehensive Loss	—	—	—	(36,138,467)
Total Comprehensive Loss	—	—	—	—	(19,978,840)
Cash Distributions Paid	—	—	(17,485,889)	—	(17,485,889)

Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024

Comprehensive Loss:
Net Income for 2023	—	—	530,089	—
Other Comprehensive Income	—	—	—	7,446,091
Total Comprehensive Income	—	—	—	—	7,976,180
Cash Distributions Paid	—	—	(2,686,090)	—	(2,686,090)

Balance at December 31, 2023	170,000	$170,000	$283,368,839	$(18,955,725)	$264,583,114

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$530,089	$16,159,627	$41,861,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	87,387,765	84,287,916	42,183,163
Depreciation and amortization	6,606,132	4,425,985	4,629,756
Equity in undistributed earnings of subsidiaries	(24,133,548)	(22,578,274)	(17,908,716)
Net (gains) losses due to called redemptions of marketable securities, gain on sales of equipment and amortization on securities	(104,735)	38,232	(301,151)
(Increase) in miscellaneous assets and other	(5,737,477)	(7,647,230)	(893,761)
Increase (Decrease) in other liabilities	(8,792,129)	(2,135,176)	7,029,138
Net Cash Provided	55,756,097	72,551,080	76,599,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(642,891,708)	(602,792,430)	(588,636,277)
Loan payments	489,822,223	471,094,166	451,062,343
Capital expenditures	(11,493,546)	(5,219,242)	(3,339,606)
Proceeds from sale of equipment	—	22,929	35,088
Net Cash Used	(164,563,031)	(136,894,577)	(140,878,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Senior Demand Notes	(11,757,244)	8,282,195	17,420,976
Advances on bank credit line	239,172,362	213,677,200	164,964,653
Payments on bank credit line	(184,653,362)	(206,446,200)	(223,564,653)
Advances on subsidiary credit line	30,000,000	—	—
Commercial paper issued	146,377,614	135,878,572	161,768,917
Commercial paper redeemed	(109,389,811)	(63,485,901)	(41,849,573)
Subordinated debt issued	6,795,654	5,759,655	6,963,742
Subordinated debt redeemed	(7,267,540)	(6,446,173)	(7,346,797)
Dividends / distributions paid	(2,686,090)	(17,485,889)	(20,012,306)
Net Cash Provided	106,591,583	69,733,459	58,344,959

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,215,351)	5,389,962	(5,934,057)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	7,191,890	1,801,928	7,735,985
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	4,976,539	7,191,890	1,801,928

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest paid	41,752,170	27,264,793	23,000,475
Income taxes paid	39,000	309,000	219,000
Non-Cash Transactions
ROU assets and associated liabilities	10,311,099	9,553,566	7,069,375

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
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
1.    SENIOR DEBT
Frandisco Property and Casualty Insurance Company advanced $30 million to the Company on its credit line in August 2023. Together with accrued interest the outstanding balance was $30.0 million as of December 31, 2023.

Exhibit 13
1st FRANKLIN FINANCIAL CORPORATION
ANNUAL REPORT
DECEMBER 31, 2023

THE COMPANY
1st Franklin Financial Corporation, a Georgia corporation, has been engaged in the consumer finance business since 1941, particularly in making direct cash loans and real estate loans. As of December 31, 2023, the business was operated through 118 branch offices in Georgia, 47 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 20 in Texas, 13 in Kentucky, and 7 in Virginia. The Company had 1,709 employees as of December 31, 2023.
As of December 31, 2023, the resources of the Company were invested principally in loans, which comprised 70% of the Company's assets. The majority of the Company's revenues are derived from finance charges earned on loans and sales finance contracts. Our remaining revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.
Our corporate website address is www.1FFC.com. The information posted on our website is not incorporated into this Annual Report.

To our Investors, Customers, Employees, Business partners and Friends-

We are excited about this 2023 Annual Report and are pleased to have the opportunity to share with you some of the year’s highlights. On the heels of the cyber-attack incident in 2022, 1st Franklin Financial rebounded with tenacity and renewed energy to not let that setback define who we are and what we do for the communities and customers we serve. Our theme for the year was 2023: Future Focused. It was created because every action and decision made at 1st Franklin must be made with the future in mind. The people we hire, the systems and processes we put in place and the organizational structure must position us for sustainability and success for the future. Not just for 2023 however, but for the next 5, 10, and 20 years and beyond.

The year 2023 had many headwinds and challenges. We saw a rapid rise in interest rates nationally and proportionally a substantial increase in the cost of funds. Inflation is very real and impacts all levels of our business. Our employees’ day to day living expenses, our customers cost of living and 1st Franklin’s expenses all have increased and money is tight for everyone. Our regulatory environment continues to add pressure to our industry, and we feel it will only increase in the future. One of the most perplexing challenges we have identified is the change in customer borrowing habits and behavior. Competition from online and buy-now-pay-later lenders, many of whom do not report to the credit bureaus, has created a number of new difficulties for borrowers and well as some traditional lenders.

Were we up to these challenges and headwinds? Yes! Let us look at some of our accomplishments from 2023.

•We opened 24 new branches (8 in Texas, 7 in Kentucky, 6 in Virginia, 2 in Alabama, and 1 in Louisiana).

•We implemented a centralized Law Firm Management program.

•We had a 7.8% growth in receivables.

•We continued our robust enhancement of our Fair Lending guidelines.

•We completed and centralized employee/employment recruiting in ALL states.

•We implemented a mature and fully functioning AML-BSA process which culminated with a successful first ever independent audit.

•We made 40+ Information Security enhancements all while rebuilding and reimaging 2800+ workstations and servers.

All these highlights would not have been possible without leadership and teamwork. Everyone was willing to help whenever and wherever needed, continuing to move us forward in service.

2024 is exciting as we continue to grow and provide exceptional products and services for our customers and investors. Thank you for being a part of 1st Franklin Financial’s success and for your continuing support of the “Friendly Franklin Folks”. We make loans for living!

Sincerely yours,

/s/ Ben F. “Buddy” Cheek, IV

Ben F. Cheek, IV
Chairman of the Board

BUSINESS
References in this Annual Report to “1st Franklin”, the “Company”, “we”, “our” and “us” refer to 1st Franklin Financial Corporation and its subsidiaries.
1st Franklin is engaged in the consumer finance business, primarily in making direct cash loans to individuals in relatively small amounts for relatively short periods of time, and in making first and second mortgage loans on real estate in larger amounts and for longer periods of time. We also purchase sales finance contracts from various retail dealers. At December 31, 2023, direct cash loans comprised 83%, real estate loans comprised 2% and sales finance contracts comprised 15% of our outstanding loans, respectively.
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
Finance charges account for the majority of our revenues. The following table shows the sources of our earned finance charges in each of the past five years (in thousands):

	Year Ended December 31
	2023	2022	2021	2020	2019

Direct Cash Loans	$247,829	$240,542	$213,527	$192,976	$185,631
Real Estate Loans	5,769	7,285	7,245	6,555	5,859
Sales Finance Contracts	23,376	19,137	15,880	13,556	9,088
Total Finance Charges	$276,974	$266,964	$236,652	$213,087	$200,578
Our business consists mainly of making loans to individuals (consumer loans) who depend primarily on their earnings to meet their repayment obligations. We make direct cash loans primarily to people who need money for some non-recurring or unforeseen expense, for debt consolidation, or to purchase household goods such as furniture and appliances. These loans are generally repayable in 6 to 60 monthly installments and generally do not exceed $15,000 in amount financed. We believe that the interest and fees we charge on these loans are in compliance with applicable federal and state laws.
First and second mortgage loans secured by real estate are made to homeowners who typically use funds to improve their property or who wish to restructure their financial obligations. We generally make such loans in amounts from $3,000 to $75,000 and with maturities of 35 to 240 months. We believe that the interest and fees we charge on these loans are in compliance with applicable federal and state laws.
Our decision making on loan originations is based on both a judgmental underwriting system which includes an analysis of the following factors (i) ability to pay, (ii) creditworthiness, (iii) income stability, (iv) willingness to pay and (v) as appropriate, collateral security, and a risk based underwriting system that evaluates (i) credit score, (ii) annual income, (iii) payment history to other creditors and (iv) debt to income ratios. As part of our loan decision making process, we review each customer's credit report to verify income and total indebtedness, debt payment history and overall credit related performance to other creditors. The Company uses this information to evaluate a potential borrower's debt-to-income ratios and, depending on the result of the overall credit evaluation process, may require internal review and senior supervisory approval prior to originating the potential borrower's loan.

Sales finance contracts are contracts purchased from retail dealers. These contracts have maturities that generally range from 3 to 60 months and generally do not individually exceed $25,000 in amount financed. We believe that the interest and fees we charge on these contracts are in compliance with applicable federal and state laws.
1st Franklin competes with several national and regional finance companies, as well as a variety of local finance companies, in the communities we serve. Competition is based primarily on interest rates and terms offered and on customer service, as well as, to some extent, reputation. We believe that our emphasis on customer service helps us compete effectively in the markets we serve.
Because of our reliance on the continued income stream of most of our loan customers, our ability to continue the profitable operation of our business depends to a large extent on the continued employment of our customers and their ability to meet their obligations as they become due. Therefore, economic uncertainty or downturns in economic conditions, increases in unemployment or continued increases in the number of personal bankruptcies within our typical customer base may have a material adverse effect on our collection ratios and profitability.
The average annual yield on loans we make (the percentage of finance charges earned to average net outstanding balance) has been as follows:

	As of December 31
	2023	2022	2021	2020	2019

Direct Cash Loans	31.51%	31.12%	31.22%	31.45%	32.03%
Real Estate Loans	17.53	17.48	17.33	17.16	17.36
Sales Finance Contracts	19.16	19.36	19.66	19.13	18.86
The following table contains certain information about our operations:

	As of December 31
	2023	2022	2021	2020	2019

Number of Branch Offices	364	343	325	320	319
Number of Employees	1,709	1,575	1,442	1,476	1,513
Average Total Loans Outstanding Per Branch (in thousands)	$3,227	$3,177	$3,176	$2,860	$2,647
Average Number of Loans Outstanding Per Branch	960	944	886	849	895

DESCRIPTION OF LOANS

	Year Ended December 31
	2023	2022	2021	2020	2019
DIRECT CASH LOANS:
New Borrowers	101,903	83,061	71,300	49,942	62,336
Former Borrowers	69,956	96,435	59,225	55,088	65,452
Present Borrowers	157,861	129,337	147,893	147,228	186,601
Total Number of Loans Made	329,720	308,833	278,418	252,258	314,389

Volume of Loans Made (in thousands)	$1,101,316	$1,049,088	$1,048,154	$891,358	$953,356
Average Size of Loan Made	$3,340	$3,397	$3,765	$3,534	$3,032

Number of Loans Outstanding	320,454	299,418	266,028	249,880	263,181
Loans Outstanding (in thousands)	$972,568	$911,822	$873,433	$777,569	$737,255
Average Balance on Outstanding Loan	$3,035	$3,045	$3,283	$3,112	$2,801
Percent of Total Loans Outstanding	83%	84%	84%	85%	87%

REAL ESTATE LOANS:
Number of Loans Made	6	73	622	480	553
Volume of Loans Made (in thousands)	$23	$2,106	$17,419	$11,871	$13,423
Average Size of Loan Made	$3,814	$28,845	$28,005	$24,731	$24,273

Number of Loans Outstanding	1,383	1,690	2,034	1,880	1,812
Loans Outstanding (in thousands)	$29,813	$37,323	$45,972	$39,960	$37,255
Average Balance on Outstanding Loan	$21,557	$22,085	$22,602	$21,255	$20,560
Percent of Total Loans Outstanding	2%	3%	4%	4%	5%

SALES FINANCE CONTRACTS:
Number of Contracts Purchased	17,062	12,812	11,515	14,556	18,081
Volume of Contracts Purchased (in thousands)	$126,187	$106,620	$86,448	$97,371	$69,373
Average Size of Contract Purchased	$7,396	$8,322	$7,507	$6,689	$3,837

Number of Contracts Outstanding	28,415	22,705	19,790	19,961	20,616
Contracts Outstanding (in thousands)	$175,548	$146,507	$118,960	$103,258	$70,019
Average Balance on Outstanding Contract	$6,178	$6,453	$6,011	$5,173	$3,396
Percent of Total Loans Outstanding	15%	13%	12%	11%	8%

LOANS ORIGINATED, ACQUIRED, LIQUIDATED AND OUTSTANDING (in thousands)

	Year Ended December 31
	2023	2022	2021	2020	2019

	LOANS ORIGINATED OR ACQUIRED

Other Consumer (Live Check and Premier) New Loans	426,393	$470,803	$436,278	$392,898	$423,858
Other Consumer (Live Check and Premier) Loan Renewals	630,677	567,392	589,624	485,948	526,016
Real Estate Loans	—	2,106	17,345	11,846	13,423
Sales Finance Contracts	122,654	106,620	82,688	96,003	68,573
Net Bulk Purchases	47,802	10,893	26,086	13,905	4,282
Total Loans Originated / Acquired	$1,227,526	$1,157,814	$1,152,021	$1,000,600	$1,036,152

	LOANS LIQUIDATED *

Other Consumer (Live Check and Premier) New Loans	$449,910	$483,042	$398,846	$382,952	$403,655
Other Consumer (Live Check and Premier) Loan Renewals	605,703	526,315	553,444	468,091	463,531
Real Estate Loans	(7,510)	10,694	11,407	9,166	7,823
Sales Finance Contracts	97,146	79,146	70,746	64,132	50,048
Total Loans Liquidated	$1,145,249	$1,099,197	$1,034,443	$924,341	$925,057

	LOANS OUTSTANDING AT YEAR END

Direct Cash Loans	$972,568	$911,822	$873,433	$777,569	$737,255
Real Estate Loans	29,813	37,323	45,972	39,960	37,255
Sales Finance Contracts	175,548	146,507	118,960	103,258	70,019
Total Loans Outstanding	$1,177,929	$1,095,652	$1,038,365	$920,787	$844,529

	UNEARNED FINANCE CHARGES

Direct Cash Loans	$133,663	$119,804	$122,455	$107,850	$103,810
Real Estate Loans	—	—	—	6	28
Sales Finance Contracts	40,380	34,826	28,626	24,847	14,910
Total Unearned Finance Charges	$174,043	$154,630	$151,081	$132,703	$118,748

COMPONENTS OF GROSS LOAN LIQUIDATIONS (in thousands)

	2023	2022	2021	2020	2019

Customer Loan Payments	$698,044	$676,935	$633,979	$573,685	$539,000
Other Consumer (Live Check and Premier) Loan Renewals*	318,660	313,843	332,292	280,199	313,726
Gross Charge offs	117,469	90,826	57,439	57,981	60,590
Refunds on precomputed finance charges	11,076	17,594	10,733	12,477	11,741
Total Loans Liquidated	$1,145,249	$1,099,197	$1,034,443	$924,341	$925,057
*Liquidations include customer loan payments, refunds on precomputed finance charges, renewals and charge offs.

Components of net loss/charge offs include the loan's amortized cost basis based on ASC 326 Financial Instruments - Credit Losses. The following are included in the Company's amortized cost basis:
•For pre-computed loans, the amortized cost basis includes the principal balance, fees, and accrued interest, less unearned finance charges and unearned insurance. As of December 31, 2023, the amount charged off related to the principal balance was $75.6 million.
•For interest-bearing loans, the amortized cost basis includes the balance, fees, and accrued interest, net of unearned insurance. As of December 31, 2023, the amount charged off related to the principal balance was $41.9 million.
DELINQUENCIES
We classify delinquent accounts at the end of each month according to the number of installments past due at that time, based on the then-existing terms of the contract. Accounts are classified in delinquency categories based on the number of days past due. When three installments are past due, we classify the account as being 60-89 days past due; when four or more installments are past due, we classify the account as being 90 days or more past due. Once an account becomes greater than 149 days past due, our charge off policy governs when the account must be charged off. For more information on our charge off policy, see Note 2 "Loans" in the Notes to the Consolidated Financial Statements.
In connection with some accounts that are secured by real estate, when the bankruptcy court confirms a repayment plan differing from the contractual obligation, the Company will change the delinquency rating of the account after receiving two consecutive full payments. Thereafter, the account falls under normal delinquency rating guidelines. For non-real estate secured accounts, delinquency categories are not altered unless the borrower had a pre-existing partial payment that exceeds any court-mandated new payment amount. In that case, the partial payment is applied at the new payment amount, which may advance the due date, thus causing the delinquency rating to change (lowering the delinquency rating). The following table shows the number of loans in bankruptcy on which the delinquency rating changed due to a court-initiated repayment plan.

	As of December 31
	2023	2022	2021	2020	2019

Number of Bankrupt Delinquency Resets	148	201	178	335	378
The Company tracks the dollar amount of loans in bankruptcy on which the delinquency rating was changed. During 2023 and 2022, the delinquency rating changed as a result of court-initiated repayment plans $1.5 million and $1.1 million, respectively. This represented approximately 0.13% and 0.10% of the average principal loan portfolios outstanding during 2023 and 2022, respectively. The following table shows the amount of certain classifications of delinquencies and the ratio of such delinquencies to related outstanding loans (in thousands, except % data):

	As of December 31
	2023	2022	2021	2020	2019

DIRECT CASH LOANS:
60-89 Days Past Due	$16,257	$20,199	$12,272	$10,779	$11,619
Percentage of Principal Outstanding	1.68%	2.22%	1.41%	1.39%	1.58%
90 Days or More Past Due	$32,694	$37,465	$23,437	$18,094	$24,972
Percentage of Principal Outstanding	3.38%	4.12%	2.69%	2.33%	3.39%

REAL ESTATE LOANS:
60-89 Days Past Due	$334	$436	$440	$223	$340
Percentage of Principal Outstanding	1.14%	1.19%	0.97%	0.57%	0.93%
90 Days or More Past Due	$1,403	$1,380	$1,118	$1,438	$1,592
Percentage of Principal Outstanding	4.79%	3.77%	2.47%	3.66%	4.35%

SALES FINANCE CONTRACTS:
60-89 Days Past Due	$2,226	$2,066	$1,134	$1,341	$754
Percentage of Principal Outstanding	1.27%	1.42%	0.96%	1.31%	1.09%
90 Days or More Past Due	$4,142	$3,316	$2,385	$2,261	$1,755
Percentage of Principal Outstanding	2.37%	2.28%	2.02%	2.21%	2.53%
LOSS EXPERIENCE
Net losses (charge-offs less recoveries) and the percent such net losses represent of average net loans (loans less unearned finance charges) and liquidations (loan payments, refunds on unearned finance charges, renewals and charge-offs of customers' loans) are shown in the following table (in thousands, except % data):

	Year Ended December 31
	2023	2022	2021	2020	2019

	DIRECT CASH LOANS

Average Net Loans	$792,724	$782,093	$691,635	$577,978	$586,765
Liquidations	$1,041,159	$1,009,357	$952,290	$851,044	$867,185
Net Losses	$82,905	$70,567	$37,635	$42,143	$47,228
Net Losses as % of Average Net Loans	10.46%	9.02%	5.44%	7.29%	8.05%
Net Losses as % of Liquidations	7.96%	6.99%	3.95%	4.95%	5.45%

	REAL ESTATE LOANS

Average Net Loans	$32,641	$41,384	$42,593	$36,128	$34,438
Liquidations	$(7,510)	$10,694	$11,407	$9,166	$7,823
Net Losses	$15	$20	$26	$42	$40
Net Losses as a % of Average Net Loans	0.05%	0.05%	0.06%	0.12%	0.12%
Net Losses as a % of Liquidations	(0.20)%	0.19%	0.23%	0.46%	0.51%

	SALES FINANCE CONTRACTS

Average Net Loans	$123,476	$100,244	$82,192	$66,681	$49,001
Liquidations	$97,146	$79,285	$70,746	$64,132	$50,048
Net Losses	$8,317	$5,802	$3,539	$3,335	$2,428
Net Losses as % of Average Net Loans	6.74%	5.79%	4.31%	5.00%	4.96%
Net Losses as % of Liquidations	8.56%	7.32%	5.00%	5.20%	4.85%

ALLOWANCE FOR CREDIT LOSSES
For the period ending December 31, 2023 we utilized a Probability of Default (“PD”) / Loss Given Default (“LGD”) technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. We engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses, see Note 2 "Loans" in the Notes to the Consolidated Financial Statements.
SEGMENT FINANCIAL INFORMATION
For additional financial information about our segments and the divisions of our operations, see Note 13 "Segment Financial Information" in the Notes to Consolidated Financial Statements.
CREDIT INSURANCE
On consumer loans (excluding real estate and sales finance contracts), we offer optional single premium credit insurance products to our customers when making a loan. Such products may include credit life insurance, credit accident and health insurance, credit unemployment insurance and/or credit property insurance. Customers may request credit life insurance coverage to help assure any outstanding loan balance is repaid if the customer dies before the loan is repaid or they may request credit accident and health insurance coverage to help continue loan payments if the customer becomes sick or disabled for an extended period of time. In certain states where offered, Customers may request credit involuntary unemployment insurance for payment protection in the form of loan payment assistance due to an unexpected job loss. Customers may also choose property insurance coverage to protect the value of loan collateral against damage, theft or destruction. We write these various insurance products as an agent for a non-affiliated insurance company. Under various agreements, our wholly-owned insurance subsidiaries, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company, reinsure the insurance coverage on our customers written on behalf of this non-affiliated insurance company.
REGULATION AND SUPERVISION
The Company is subject to regulation under numerous state and federal laws and regulations as enforced and interpreted by various state and federal governmental agencies. State laws require each of our loan branch offices to be licensed by the state and to conduct business according to the applicable statutes and regulations. The granting of a license depends on the financial responsibility, character and fitness of the applicant. As a condition to obtaining such license, the applicant must consent to state regulation and examination and to the make periodic reports to the appropriate governing agencies. Licenses are revocable for cause, and their continuance depends upon an applicant's continued compliance with applicable laws. We are also subject to state regulations governing insurance agents in the states in which we sell credit insurance. State insurance regulations require, among other things, that insurance agents be licensed and, in some cases, limit the premiums that insurance agents can charge. The Company has never had any of its licenses revoked and has never been subject to an enforcement order or regulatory settlement.
We conduct our lending operations under the provisions of various federal laws and implementing regulations. These laws and regulations are interpreted, implemented, and enforced by the Bureau of Consumer Financial Protection (the "CFPB"). Chief among these federal laws with which the Company must comply are the Federal Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA") and the Federal Real Estate Settlement Procedures Act ("RESPA"). The TILA requires us, among other things, to disclose to our customers the finance charge, the annual percentage rate, the total number and amount of payments, the total cost of credit, and other material information on all loans. A Federal Trade Commission regulation prevents consumer lenders such as the Company from using certain household goods as collateral on direct cash loans. As a result, we generally seek to secure such loans with non-prohibited household goods such as automobiles, boats and other exempt items of personal property. We continually monitor our compliance with these regulatory requirements.
Changes in the current regulatory environment, or in the interpretation or application of current regulations, could impact our business. Significant additional regulation or costs of compliance could materially adversely affect our business and financial condition.
HUMAN CAPITAL RESOURCES
As of December 31, 2023, the Company had 1,709 employees, located in Alabama, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Texas, and Virginia. The development, attraction and retention of employees is a strong focus of the Company, as is fostering and maintaining a strong, healthy corporate culture.
Our employees play an important role in the success of the Company. We are committed to attracting, retaining and promoting high quality talent regardless of sex, race, color, national origin, age or religion. The Company is dedicated to providing a place of work for employees that is supportive, free from discrimination and harassment, and rewarding for employees. Benefit programs offered to employees include competitive salaries, incentive awards and 401(k) retirement savings plans with company match. Various health insurance plans are also available for employees.
We are committed to advancing a safe work environment for our employees. We adhere, and expect all of our employees to adhere, to our Code of Business Conduct and Ethics, which, among other things, sets forth numerous policies designed to provide for a safe, ethical, respectful and compliant work environment. We expect our employees to follow our core values listed below:

Team:	Be Trustworthy
Impact:	Be Intentional
People:	Be Exceptional
Service:	Be Humble
SOURCES OF FUNDS AND COMMON STOCK MATTERS
The Company is dependent upon the availability of funds from various sources in order to meet its ongoing financial obligations and to make new loans as a part of its business. Our various sources of funds as a percent of total liabilities and stockholders' equity and the number of persons investing in the Company's debt securities were as follows:

	As of December 31
	2023	2022	2021	2020	2019

Bank Borrowings	9.84%	5.81%	5.39%	11.73%	11.86%
Senior Debt	61.45%	63.37%	58.69%	51.19%	51.08%
Subordinated Debt	2.30%	2.49%	2.66%	2.97%	3.09%
Other Liabilities	5.08%	6.03%	6.73%	6.64%	6.13%
Stockholders’ Equity	21.33%	22.30%	26.53%	27.47%	27.84%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Number of Investors	4,681	4,809	4,713	4,543	4,555

The average interest rates we pay on borrowings, computed by dividing the interest paid by the average indebtedness outstanding, have been as follows:

	Year Ended December 31
	2023	2022	2021	2020	2019

Senior Borrowings	5.08%	3.50%	3.39%	3.42%	3.48%
Subordinated Borrowings	3.63%	3.16%	3.12%	3.01%	2.81%
All Borrowings	5.02%	3.49%	3.38%	3.40%	3.44%
Certain financial ratios relating to our debt have been as follows:

	As of December 31
	2023	2022	2021	2020	2019

Total Liabilities to Stockholders' Equity	3.69	3.48	2.77	2.64	2.59
Unsubordinated Debt to Subordinated Debt Plus Stockholders' Equity	3.23	2.79	2.43	2.29	2.23
As of April 1, 2024, all of our voting common stock was closely held by three related individuals and all of our non-voting common stock was held by thirteen related shareholders. None of our common stock was listed on any securities exchange or traded on any established public trading market. The Company does not maintain any equity compensation plans, and did not repurchase any of its equity securities during any period represented. Cash distributions of $15.80 and $102.86 per share were paid to shareholders in 2023 and 2022, respectively, primarily in amounts to enable the Company's shareholders to pay their related income tax obligations which arise as a result of the Company's status as an S Corporation. No other distributions were paid during the applicable periods. For the foreseeable future, the Company expects to pay annual cash distributions equal to an amount sufficient to enable the Company's shareholders to pay their respective income tax obligations as a result of the Company's status as an S Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis provides a narrative of the Company’s financial condition and performance during 2023 and 2022. The narrative reviews the Company’s results of operations, liquidity and capital resources, critical accounting policies and estimates, and certain other matters. It includes Management’s interpretation of our financial results, the factors affecting these results and the significant factors that we currently believe may materially affect our future financial condition, operating results and liquidity. This discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained elsewhere in this Annual Report. Discussion of 2021 results and year-to-year comparisons between 2022 and 2021 can be found in the Company’s 2022 Annual Report filed as Exhibit 13 to the Company’s Annual Report on Form 10-K which was filed with the SEC on April 11, 2023.
Our significant accounting policies are disclosed in Note 1 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements. Certain information in this discussion and other statements contained in this Annual Report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks and uncertainties. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Possible factors which could cause our actual future results to differ from any expectations expressed or implied by any forward-looking statements, or otherwise, include, but are not limited to, changes in our ability to manage liquidity and cash flow, the accuracy of Management’s estimates and judgments, adverse developments in economic conditions including the interest rate environment, unforeseen changes in our net interest margin, federal and state regulatory changes, unfavorable outcomes of litigation and other factors referenced in the “Risk Factors” section of the Company’s Annual Report and elsewhere herein, or otherwise contained in our filings with the Securities and Exchange Commission from time to time.
General:
The Company is a privately-held corporation that has been engaged in the consumer finance industry since 1941. Our operations focus primarily on making installment loans to individuals in relatively small amounts for short periods of time. Other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans. The Company de-prioritized mortgage originations while advanced systems for origination and servicing are being developed. All of our loans are at fixed rates, and contain fixed terms and fixed payments. We operate branch offices in nine southeastern states and had a total of 364 branch locations at December 31, 2023. The Company and its operations are guided by a strategic plan which includes planned growth through strategic expansion of our branch office network. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.
During the year ended December 31, 2022, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. The attack temporarily affected operations and caused delays in originating and servicing loans at some locations. During the incident, the attackers had access to personally identifiable information of certain Company employees, customers, and investors. The incident, which only affected systems, was contained to the Company’s onsite file directory system, but did not impact its off-site core operating system. Full lending and investing operations were restored within days of the incident, and the Company provided notifications to all potentially-affected individuals, entities, and required governmental agencies. As of March 27, 2024, the Company is named as a Defendant in a consolidated putative consumer class action lawsuit alleging harm from the cyber-attack. The suit was administratively dismissed in January 2024, and the Plaintiffs have asked the Court to reconsider its decision. The Company maintained a cyber insurance policy that is expected to mitigate most of the costs of investigation, remediation, business interruption, and costs pertaining to the breach.

Financial Condition:
The Company’s total assets increased $77.4 million as of December 31, 2023 while remaining consistent at $1.2 billion year-over-year. The increase in assets was primarily due to growth in the Company’s net loan portfolio and increases in other assets.
Cash and cash equivalents decreased $26.9 million at December 31, 2023 compared to December 31, 2022
The Company maintains an amount of funds in restricted accounts at its insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers.
At December 31, 2023, restricted cash was $12.1 million compared to $15.8 million at December 31, 2022. See Note 3, “Investment Securities” in the accompanying “Notes to Consolidated Financial Statements” for further discussion of amounts held in trust.
Gross loan originations increased $69.7 million (6%) during 2023 compared to 2022. Our net loan portfolio increased $62.5 million (8%) at December 31, 2023 compared to 2022. The percent of the loan portfolio greater than 30 days delinquent is 7.48% at December 31, 2023 compared to 9.44% at December 31, 2022. The ratio of bankrupt accounts to the net principal balance was 1.43% and 1.25% at December 31, 2023 and December 31, 2022, respectively. Our allowance for credit losses reflects Management's estimate of expected credit losses in the loan portfolio as of the date of the statement of financial position. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the current allowance for credit losses is adequate to cover expected losses in our existing portfolio as of December 31, 2023; however, changes in trends or deterioration in economic conditions could result in additional changes in the allowance or an increase in actual losses. Any increase could have a material adverse impact on our results of operation or financial condition in the future.
Our investment securities portfolio increased $30.1 million (14%) to $250.1 million at December 31, 2023 compared to $220.0 million at December 31, 2022. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. Investment securities have been designated as “available for sale” at December 31, 2023 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Other assets increased $15.4 million (20%) to $92.6 million at December 31, 2023 compared to $77.2 million at December 31, 2022. Increases in loan purchase intangibles, prepaid expenses, and operating lease right-of-use assets were main factors contributing to the increase in other assets.
Our senior debt is comprised of a bank line of credit, the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at December 31, 2023 increased $79.3 million (10%) to $912.7 million compared to $833.4 million outstanding at December 31, 2022. Higher usage of the line of credit and sales of the Company’s debt securities were the primary factors contributing to the increase. The line of credit usage increased $54.5 million to $122.1 million at December 31, 2023 and the Company's debt securities increased $24.8 million to $790.7 million at December 31, 2023. Increases in the credit line and debt securities funded the Company's growth in our loan portfolio, supported the loss in revenue due to the cyber incident, and allowed for additional expenditures developing our systems.

Accounts payables and accrued expenses decreased $7.2 million (10%) at December 31, 2023 compared to the prior year. The Company’s incentive bonus accrual was the primary factor causing the decrease in accrued expenses and other liabilities.
Results of Operations:
Total revenues, which include finance charge income, investment income, insurance income and miscellaneous other revenue, were $351.4 million and $339.0 million for 2023 and 2022, respectively. The aforementioned growth in our loan portfolio resulted in higher revenue across all categories.
The provision for credit losses increased $3.1 million (4%) during 2023 compared to 2022 due to higher net charge offs.
Higher revenues were offset by increases in interest expense, information technology, postage, and travel related expenses which resulted in a decrease in net income for the Company during the year just ended. Net income decreased $15.6 million (97%) to $0.5 million during 2023 compared to $16.2 million during 2022.
Net Interest Income:
Net interest income is a principal component of the Company’s operating performance and resulting net income. It represents the difference between income on earning assets and the cost of funds on interest bearing liabilities. Debt securities represent a majority of our interest bearing liabilities. Factors affecting our net interest income include the level of average net receivables and the interest income associated therewith, capitalized loan origination costs and our average outstanding debt, as well as the general interest rate environment. Volatility in interest rates generally has more impact on the income earned on investments and the Company’s borrowing costs than on interest income earned on loans. Management does not normally change the rates charged on loans originated solely as a result of changes in the interest rate environment.
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income decreased $3.5 million compared to the same period in 2022. Our average daily net loan balance increased $27.8 million (3%) during the twelve months just ended compared to the same period a year ago.
Daily average Gross Loans Outstanding less unearned finance charges was $941.3 million at December 31, 2023, compared to $913.5 million at December 31, 2022. Net interest income was $243.8 million during 2023, compared to $247.3 million in 2022.
As previously mentioned, higher sales of the Company’s debt securities and an increase in borrowings on the Company’s credit line resulted in an increase in senior debt. The increase resulted in higher interest cost. Average borrowings were $828.4 million during 2023 compared to $795.9 million during 2022. Interest expense increased $15.3 million (55%) during 2023 compared to 2022.
Net Insurance Income:
The Company offers certain optional credit insurance products to loan customers when closing a loan. Net insurance income (insurance revenues less claims and expenses) was $40.4 million during 2023 and $39.8 million during 2022. Net insurance premium revenue decreased 1% while claims and expenses decreased 6% during 2023.
Other Revenue:
Other revenue was $7.8 million and $6.8 million during 2023 and 2022, respectively. A significant component of other revenue is earnings from the sale of auto club memberships. The Company, as an agent for a third party, offers auto club memberships to loan customers during the closing of a loan. An increase in sales of auto club memberships was the primary factor driving the growth in other revenue for the period just ended.

Provision for Credit Losses:
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
The allowance for credit losses decreased $3.8 million (5%) during 2023 compared to 2022 due to an improved macroeconomic outlook . Net charge offs impacting the provision for credit losses were $91.2 million for 2023 and $76.4 million for 2022, respectively.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.
During the year ended December 31, 2023, the Company engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. For further information regarding the change in technique, refer to the Critical Accounting Policies section below. In addition, please see Note 2, "Loans" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of estimated credit losses. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future period, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Operating Expenses:
Other operating expenses of the Company were $199.2 million during 2023 compared to $189.1 million during 2022. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense decreased $2.0 million (2%) during 2023 compared to 2022. Lower bonus accrual and capitalization of employee salaries attributable to software development were offset by inflation-based salary adjustments for certain team members and an increases in the number of employees.
Occupancy expenses increased $2.5 million (14%) during 2023 compared to 2022. Increases in monthly rent expenses, depreciation, and new branch openings attributed to the increase in occupancy expenses.
Other expenses increased $9.6 million (17%) during 2023 compared to 2022. Higher information technology expenses, postage fees for marketing, and the amortization of loans purchased at a premium were the primary factors driving the increase in miscellaneous other operating expenses during 2023 compared to 2022.
Income Taxes:
The Company has elected to be treated as an S corporation for income tax reporting purposes. The taxable income or loss of an S corporation is treated as income of and is reportable in the individual tax returns of the shareholders of the Company in an appropriate allocation. Accordingly, deferred income tax assets and liabilities have been eliminated and no provisions for current and deferred income taxes were made by the Company except for amounts attributable to state income taxes for certain states, which do not recognize S corporation status for income tax reporting purposes. Deferred income tax assets and liabilities will continue to be recognized and provisions for current and deferred income taxes will be made by the Company's subsidiaries as they are not permitted to be treated as S Corporations.

Effective income tax rates for the years ended December 31, 2023 and 2022 were 90.1% and 21.5%, respectively. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Quantitative and Qualitative Disclosures About Market Risk:
Volatility in market interest rates can impact the Company’s investment portfolio and the interest rates paid on its bank borrowings and debt securities. Changes in interest rates have more impact on the income earned on investments and the Company’s borrowing costs than on interest income earned on loans, as Management does not normally change the rates charged on loans originated solely as a result of changes in the interest rate environment. These exposures are monitored and managed by the Company as an integral part of its overall cash management program. It is Management’s goal to minimize any adverse effect that movements in interest rates may have on the financial condition and operations of the Company. The information in the table below summarizes the Company’s risk associated with marketable debt securities and debt obligations as of December 31, 2023. Rates associated with the investment securities represent weighted averages based on the tax effected yield to maturity of each individual security. No adjustment has been made to yield, even though many of the investments are tax-exempt and, as a result, actual yield will be higher than that disclosed. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. The Company’s subordinated debt securities are sold with various interest adjustment periods, which is the time from sale until the interest rate adjusts, and which allows the holder to redeem that security prior to the contractual maturity without penalty. It is expected that actual maturities on a portion of the Company’s subordinated debentures will occur prior to the contractual maturity as a result of interest rate adjustments. Management estimates the carrying value of senior and subordinated debt approximates their fair values when compared to instruments of similar type, terms and maturity.
Loans originated by the Company are excluded from the table (in millions, except for %) below since interest rates charged on loans are based on rates allowable in compliance with any applicable regulatory guidelines. Management does not believe that changes in market interest rates will significantly impact rates charged on loans. The Company has no exposure to foreign currency risk.

	Expected Year of Maturity
	2024	2025	2026	2027	2028	2029 & Beyond	Total	Fair Value
Assets:
Investment Securities	$0.5	$0.3	$0.3	$0.7	$1.9	$246.5	$250.1	$250.1
Average Interest Rate	—%	3.3%	3.5%	3.3%	3.2%	3.4%	3.2%
Liabilities:
Senior Debt
Note Payable to Bank	$—	$122.1	$—	$—	$—	$—	$122.1	$122.1
Average Interest Rate	—%	8.05%	—%	—%	—%	—%	8.05%
Senior Demand Notes	$100.6	$—	$—	$—	$—	$—	$100.6	$100.6
Average Interest Rate	1.91%	—%	—%	—%	—%	—%	1.91%
Commercial Paper	$661.6	$—	$—	$—	$—	$—	$661.6	$661.6
Average Interest Rate	5.92%	—%	—%	—%	—%	—%	5.92%
Subordinated Debentures	$17.9	$8.1	$1.6	$1.0	$—	$—	$28.5	$28.5
Average Interest Rate	4.30%	4.43%	3.70%	4.27%	—%	—%	4.30%
Liquidity and Capital Resources:
Liquidity is the ability of the Company to meet its ongoing financial obligations, either through the collection of receivables or by generating additional funds through liability management. The Company's liquidity is therefore dependent on the collection of its receivables, the sale of debt securities and the continued availability of funds under the Company's revolving credit agreement.

We continue to monitor and review current economic conditions and the related potential implications on us, including with respect to, among other things, changes in credit losses, liquidity, compliance with our debt covenants, and relationships with our customers.
As of December 31, 2023 and December 31, 2022, the Company had $22.8 million and $49.7 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
The Company's investment securities can be converted into cash, if necessary. As of December 31, 2023 and 2022, 99% and 97%, respectively, of the Company's cash and cash equivalents and investment securities were maintained in Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company, the Company's insurance subsidiaries. Georgia state insurance regulations limit the use an insurance company can make of its assets. Ordinary dividend payments to the Company by its wholly owned life insurance subsidiary are subject to annual limitations and are restricted to the lesser of 10% of policyholder's statutory surplus or the net statutory gain from operations before recognizing realized investment gains of the individual insurance subsidiary during the prior year. Dividend payments to a parent company by its wholly-owned property and casualty subsidiary are subject to annual limitations and are restricted to the lessor of 10% of policyholder's surplus or the net statutory income before recognizing realized investment gains of the individual insurance subsidiary during the prior two years. Any dividends above these state limitations are termed "extraordinary dividends" and must be approved in advance by the Georgia Insurance Commissioner. The maximum aggregate amount of dividends these subsidiaries could have paid to the Company during 2023, without prior approval of the Georgia Insurance Commissioner, was approximately $40.8 million.
At December 31, 2022, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $147.5 million and $103.0 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company in 2023 without prior approval of the Georgia Insurance Commissioner is approximately $40.8 million. On November 30, 2022, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $75.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The request was approved by the Georgia Insurance Department on January 20, 2023 for transactions on or before December 31, 2023. Effective March 31,2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company amended previous unsecured revolving line of credits available to the Company extending the terms to December 31, 2026 and defining the interest rate as the rate of interest on outstanding balances as the prime rate of interest as published in the Wall Street Journal. Frandisco Property and Casualty Insurance Company advanced $30 million to the Company on its credit line in August 2023.
At December 31, 2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $129.9 million and $111.0 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2024, without prior approval of the Georgia Insurance Commissioner, is approximately $49.7 million. On November 28, 2023, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department did not deny such requests with the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2024. Effective February 1, 2024, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2027.
Most of the Company's loan portfolio is financed through sales of its various debt securities, which, because of certain redemption features contained therein, have shorter average maturities than the loan portfolio as a whole. The difference in maturities may adversely affect liquidity if the Company is not able to continue to sell debt securities at interest rates and on terms that are responsive to the demands of the marketplace or maintain sufficient borrowing availability under our credit facility.
The Company's continued liquidity is therefore also dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility with Wells Fargo Bank, N.A. This credit agreement (as amended, the "credit agreement") provides for borrowings or re-borrowings of up to $230.0 million or 70% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. At December 31, 2023 and 2022, $122.1 million and $67.5 million, respectively, were outstanding under the credit line. The credit agreement has a commitment termination date of February 28, 2025. Management believes the current credit facility, when considered with funds expected to be available from operations, should provide sufficient liquidity for the Company.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of 0.50% The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 2.75%. The interest rate on the credit agreement at December 31, 2023 and 2022 was 8.19% and 6.97%, respectively.
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
Any increase in the Company's allowance for credit losses would not directly affect the Company's liquidity, as any adjustment to the allowance has no impact on cash; however, an increase in the actual loss rate may have a material adverse effect on the Company's liquidity. The inability to collect loans could materially impact the Company's liquidity in the future.
The Company anticipates that its cash and cash equivalents, cash flows from operations, available lines of credit, and borrowings from time to time under the credit agreement will be sufficient to fund its liquidity needs for the next 12 months and thereafter for the foreseeable future.
Critical Accounting Policies:
The accounting and reporting policies of 1st Franklin and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. The more critical accounting and reporting policies include the allowance for credit losses, revenue recognition and insurance claims reserves.
Allowance for Credit Losses:
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
For the period ending December 31, 2023, we utilized a Probability of Default ("PD") / Loss Given Default ("LGD") technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the loan pools to identify the instances of loss (PDs) and the average severity of losses (LGDs). We engaged a major rating service provider to assist with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights to be applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects our best estimate of expected credit losses. There was not a material impact on the Company’s expected credit losses as a result of the change. The output of both models was within the range of acceptable values.
Revenue Recognition:
Accounting principles generally accepted in the United States of America require that an interest yield method be used to calculate the income recognized on accounts which have precomputed charges. An interest yield method is used by the Company on each individual account with precomputed charges to calculate income for those on-going accounts; however, state regulations often allow interest refunds to be made according to the "Rule of 78's" method for payoffs and renewals. Since the majority of the Company's accounts which have precomputed charges are paid off or renewed prior to maturity, the result is that most of the accounts effectively yield on a Rule of 78's basis.
Precomputed finance charges are included in the gross amount of certain direct cash loans, sales finance contracts and certain real estate loans. These precomputed charges are deferred and recognized as income on an accrual basis using the effective interest method. Some other cash loans and real estate loans, which do not have precomputed charges, have income recognized on a simple interest accrual basis. Income is not accrued on a loan that is more than 60 days past due.
Loan fees and origination costs are deferred and recognized as an adjustment to the loan yield over the contractual life of the related loan.
The property and casualty credit insurance policies written by the Company, as agent for an unrelated insurance company, are reinsured by the Company's property and casualty insurance subsidiary. The premiums are deferred and earned over the period of insurance coverage using the pro-rata method or the effective yield method, depending on whether the amount of insurance coverage generally remains level or declines.
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
Insurance Claims Reserves:
Included in unearned insurance premiums and commissions on the consolidated statements of financial position are reserves for incurred but unpaid credit insurance claims for policies written by the Company and reinsured by the Company's wholly-owned insurance subsidiaries. These reserves are established based on accepted actuarial methods. In the event that the Company's actual reported losses for any given period are materially in excess of the previously estimated amounts, such losses could have a material adverse effect on the Company's results of operations.
Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations.

New Accounting Pronouncements:
See Note 1, "Summary of Significant Accounting Policies - Recent Accounting Pronouncements," in the accompanying "Notes to Consolidated Financial Statements" for a discussion of new accounting standards and the expected impact of accounting standards recently issued but not yet required to be adopted. For pronouncements already adopted, any material impacts on the Company's consolidated financial statements are discussed in the applicable section(s) of this Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Company's Consolidated Financial Statements included elsewhere in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of 1st Franklin Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of 1st Franklin Financial Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis of Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses – Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
The allowance for credit losses is based on Management's evaluation of the inherent risks and changes in the composition of the Company's loan portfolio. For the period ended December 31, 2023, the Company selected a Probability of Default ("PD") / Loss Given Default ("LGD") technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. The Company engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of the Company’s loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. The Company considers how macroeconomic and other factors might impact expected credit losses over the remaining maturity of the portfolio and determines which scenario(s) and specific scenario weights are applied within the estimation.
We identified the allowance for credit losses estimate as a critical audit matter because of the significant amount of complexity and judgment required by management to select and weight the macroeconomic forecast scenarios that are applied to the estimate. Performing audit procedures to evaluate the appropriateness of this model and whether adjustments are necessary required a high degree of auditor judgment, the use of specialists, and an increased extent of effort, specifically due to the effect of uncertainty in consumer payment patterns and general economic conditions on the estimate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses included the following, among others:
•We used credit specialists to assist us in (i) evaluating the reasonableness of the PD/LGD model and relevant assumptions, and (ii) evaluating the reasonableness of design, theory, and logic of the model for estimating expected credit losses.
•We tested the completeness and accuracy of data utilized as inputs within the PD/LGD model and the reasonableness of the technique’s calculation of probability of default and loss given default.
•We evaluated the reasonableness of management’s judgments related to the selection and weighting of macroeconomic forecast scenarios by comparing the forecast data to other independent sources.
•We compared the output of the estimated allowance for credit losses to the consolidated financial statements and assessed the reasonableness of the related disclosures.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
April 1, 2024
We have served as the Company’s auditor since 2002.

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2023 AND 2022
ASSETS

	2023	2022

CASH AND CASH EQUIVALENTS (Note 1)	$22,775,852	$49,652,729

RESTRICTED CASH (Note 1)	12,059,022	15,781,499

LOANS (Note 2):
Direct Cash Loans	972,567,737	911,821,593
Real Estate Loans	29,812,798	37,323,155
Sales Finance Contracts	175,548,110	146,507,130
	1,177,928,645	1,095,651,878

Less: Unearned Finance Charges	174,043,203	154,630,023
Unearned Insurance Premiums	69,748,304	65,536,077
Allowance for Credit Losses	71,361,745	75,210,063
	862,775,393	800,275,715

INVESTMENT SECURITIES (Note 3):
Available for Sale, at fair value	250,085,804	220,028,343

OTHER ASSETS:
Land, Buildings, Equipment and Leasehold Improvements, less accumulated depreciation and amortization of $55,304,631 and $50,116,238 in 2023 and 2022, respectively	17,215,898	13,111,394
Operating Lease Right-of-Use Assets (Note 8)	41,938,371	38,153,238
Deferred Acquisition Costs	4,149,171	3,768,290
Due from Non-affiliated Insurance Company	2,365,339	—
Other Miscellaneous	26,931,910	22,153,048
	92,600,689	77,185,970

TOTAL ASSETS	$1,240,296,760	$1,162,924,256
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2023 AND 2022
LIABILITIES AND STOCKHOLDERS' EQUITY

	2023	2022

SENIOR DEBT (Note 6):
Bank Borrowings	$122,050,000	$67,531,000
Senior Demand Notes, including accrued interest	100,568,430	112,325,674
Commercial Paper	661,573,356	624,585,553
	884,191,786	804,442,227

ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
Operating Lease Liabilities (Note 8)	43,034,942	39,019,208
Other Accounts Payable and Accrued Expenses	19,952,978	31,163,971
	62,987,920	70,183,179

SUBORDINATED DEBT (Note 7)	28,533,940	29,005,826

Total Liabilities	975,713,646	903,631,232

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value 6,000 shares authorized; no shares outstanding	—	—
Common Stock:
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding as of December 31, 2023 and 2022	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding as of December 31, 2023 and 2022	—	—
Accumulated Other Comprehensive (Loss) Income	(18,955,725)	(26,401,816)
Retained Earnings	283,368,839	285,524,840
Total Stockholders' Equity	264,583,114	259,293,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,240,296,760	$1,162,924,256
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
INTEREST INCOME:
Finance Charges	$276,974,396	$266,963,826	$236,651,728
Net Investment Income	10,038,606	8,177,846	7,457,734
	287,013,002	275,141,672	244,109,462
INTEREST EXPENSE:
Senior Debt	42,093,613	26,875,546	22,213,128
Subordinated Debt	1,099,749	971,958	977,093
	43,193,362	27,847,504	23,190,221

NET INTEREST INCOME	243,819,640	247,294,168	220,919,241

PROVISION FOR CREDIT LOSSES (Note 2)	87,387,765	84,287,916	42,183,163

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	156,431,875	163,006,252	178,736,078

NET INSURANCE INCOME:
Premiums	56,570,776	56,984,335	53,231,581
Insurance Claims and Expense	(16,203,800)	(17,164,735)	(17,516,066)
	40,366,976	39,819,600	35,715,515

OTHER REVENUE	7,774,862	6,831,179	6,921,120

OPERATING EXPENSES:
Personnel Expense	111,763,367	113,732,789	109,011,575
Occupancy Expense	20,705,383	18,173,248	17,382,787
Other Expense	66,754,481	57,173,463	49,173,951
	199,223,231	189,079,500	175,568,313

INCOME BEFORE INCOME TAXES	5,350,482	20,577,531	45,804,400

PROVISION FOR INCOME TAXES (Note 12)	4,820,393	4,417,904	3,943,393

NET INCOME	$530,089	$16,159,627	$41,861,007

BASIC EARNINGS PER SHARE:
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$3.12	$95.06	$246.24
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
Net Income	$530,089	$16,159,627	$41,861,007

Other Comprehensive Income / (Loss):
Net changes related to available-for-sale Securities:
Unrealized gains (losses)	9,743,321	(45,165,474)	(3,858,538)
Income tax (provision) benefit	(2,026,463)	9,479,082	816,053
Net unrealized gains (losses)	7,716,858	(35,686,392)	(3,042,485)

Less reclassification of gains to net income	270,767	452,074	487,791

Total Other Comprehensive Income (Loss)	7,446,091	(36,138,467)	(3,530,276)

Total Comprehensive Income (Loss)	$7,976,180	$(19,978,840)	$38,330,731
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2020	170,000	170,000	265,002,401	13,266,927	278,439,328

Comprehensive Income:
Net Income for 2021	—	—	41,861,007	—
Other Comprehensive Loss	—	—	—	(3,530,276)
Total Comprehensive Income	—	—	—	—	38,330,731
Cash Distributions Paid	—	—	(20,012,306)	—	(20,012,306)

Balance at December 31, 2021	170,000	170,000	286,851,102	9,736,651	296,757,753

Comprehensive Income:
Net Income for 2022	—	—	16,159,627	—
Other Comprehensive Loss	—	—	—	(36,138,467)
Total Comprehensive Loss	—	—	—	—	(19,978,840)
Cash Distributions Paid	—	—	(17,485,889)	—	(17,485,889)

Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024

Comprehensive Income:
Net Income for 2023	—	—	530,089	—
Other Comprehensive Income	—	—	—	7,446,091
Total Comprehensive Income	—	—	—	—	7,976,180
Cash Distributions Paid	—	—	(2,686,090)	—	(2,686,090)

Balance at December 31, 2023	170,000	$170,000	$283,368,839	$(18,955,725)	$264,583,114
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$530,089	$16,159,627	$41,861,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	87,387,765	84,287,916	42,183,163
Depreciation and amortization	6,606,132	4,425,985	4,629,756
Deferred tax expense (benefit)	392,024	(151,474)	487,481

Net (gains) due to called redemptions of marketable securities, gain on sales of equipment and amortization on securities	(661,315)	(830,011)	(763,017)
Increase in other assets	(8,882,938)	(7,430,995)	(1,634,447)
(Decrease) Increase in other liabilities	(11,210,993)	1,125,774	6,995,269
Net Cash Provided	74,160,764	97,586,822	93,759,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(642,891,708)	(602,792,430)	(588,636,277)
Loan payments	493,004,266	469,077,122	456,342,806
Purchases of securities, available for sale	(38,010,713)	(30,156,252)	(59,722,784)
Redemptions of securities, available for sale	18,040,000	26,815,000	15,905,000
Capital expenditures	(11,493,546)	(5,219,242)	(3,339,606)
Proceeds from Sale of Fixed Assets	—	22,929	35,088
Net Cash Used	(181,351,701)	(142,252,873)	(179,415,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) / increase in Senior Demand Notes	(11,757,244)	8,282,195	17,420,976
Advances on credit line	239,172,362	213,677,200	164,964,653
Payments on credit line	(184,653,362)	(206,446,200)	(223,564,653)
Commercial paper issued	146,377,614	135,878,572	161,768,917
Commercial paper redeemed	(109,389,811)	(63,485,901)	(41,849,573)
Subordinated debt securities issued	6,795,654	5,759,655	6,963,742
Subordinated debt securities redeemed	(7,267,540)	(6,446,173)	(7,346,797)
Dividends / distributions paid	(2,686,090)	(17,485,889)	(20,012,306)
Net Cash Provided	76,591,583	69,733,459	58,344,959

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(30,599,354)	25,067,408	(27,311,602)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	65,434,228	40,366,820	67,678,422
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$34,834,874	$65,434,228	$40,366,820
Cash paid during the year for -
Interest Paid	$41,752,170	$27,264,793	$23,018,333
Income Taxes Paid	$4,763,842	$4,156,000	3,050,638
Non-Cash Transactions for -
ROU assets and associated liabilities	10,311,099	9,553,566	7,069,375
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business:
1st Franklin Financial Corporation (the "Company") is a consumer finance company which originates and services direct cash loans, real estate loans and sales finance contracts through 364 branch offices located throughout the southeastern United States. In addition to this business, the Company writes credit insurance when requested by its loan customers as an agent for a non-affiliated insurance company specializing in such insurance. Two of the Company's wholly owned subsidiaries, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company, reinsure the credit life, the credit accident and health, the credit unemployment and the credit property insurance so written.
Basis of Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.
Fair Values of Financial Instruments:
The following methods and assumptions are used by the Company in estimating fair values for financial instruments.
Cash and Cash Equivalents. Cash includes cash on hand and with banks. Cash equivalents are short-term highly liquid investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization. Cash and cash equivalents are classified as a Level 1 financial asset.
Loans. The fair value of the Company's direct cash loans and sales finance contracts approximate the carrying value since the estimated life, assuming prepayments, is short-term in nature. The fair value of the Company's real estate loans approximate the carrying value as the interest rate charged by the Company is at statutory maximums, which approximates market rates as there have been no material changes to statutory maximums since origination. Loans are classified as a Level 3 financial asset.
Investment Securities. The fair value of investment securities is based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities. See additional information below regarding fair value under Accounting Standards Codification ("ASC") No. 820, Fair Value Measurements. See Note 4 for fair value measurement of available-for-sale investment securities and for information related to how these securities are valued.
Senior Debt. The carrying value of the Company's senior debt securities approximates fair value due to the relatively short period of time between the origination of the instruments and their expected payment. Senior debt securities are classified as a Level 2 financial liability.
Subordinated Debt. The carrying value of the Company's subordinated debt securities approximates fair value due to the re-pricing frequency of the securities. Subordinated debt securities are classified as a Level 2 financial liability.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary materially from these estimates.
Income Recognition:
The Company categorizes it primary sources of revenue into three categories: (1) interest related revenues, (2) insurance related revenue, and (3) revenue from contracts with customers.
(1)Interest related revenues are specifically excluded from the scope of ASC 606 and accounted for under ASC Topic 310, "Receivables".
(2)Insurance related revenues are subject to industry-specific guidance within the scope of ASC Topic 944, "Financial Services - Insurance".
(3)Other revenues primarily relate to commissions earned by the Company on sales of auto club memberships. Auto club commissions are revenue from contracts with customers and are accounted for in accordance with the guidance set forth in ASC 606.
Accounting principles generally accepted in the United States of America require that an interest yield method be used to calculate the income recognized on accounts which have precomputed charges. An interest yield method is used by the Company on each individual account with precomputed charges to calculate income for those on-going accounts; however, state regulations often allow interest refunds to be made according to the "Rule of 78's" method for payoffs and renewals. Since the majority of the Company's accounts which have precomputed charges are paid off or renewed prior to maturity, the result is that most of the accounts effectively yield on a Rule of 78's basis.
Precomputed finance charges are included in the gross amount of certain direct cash loans, sales finance contracts and certain real estate loans. These precomputed charges are deferred and recognized as income on an accrual basis using the effective interest method. Some other cash loans and real estate loans, which do not have precomputed charges, have income recognized on a simple interest accrual basis. Income is not accrued on a loan that is more than 60 days past due.
Loan fees and origination costs are deferred and recognized as an adjustment to the loan yield over the contractual life of the related loan.
The property and casualty credit insurance policies written by the Company, as agent for an unrelated insurance company, are reinsured by the Company's property and casualty insurance subsidiary. The premiums are deferred and earned over the period of insurance coverage using the pro-rata method or the effective yield method, depending on whether the amount of insurance coverage generally remains level or declines.
The credit life and accident and health policies written by the Company, as agent for an unrelated insurance company, are reinsured by the Company's life insurance subsidiary. The premiums are deferred and earned using the pro-rata method for level-term life policies and the effective yield method for decreasing-term life policies. Premiums on accident and health policies are earned based on an average of the pro-rata method and the effective yield method.
Claims of the insurance subsidiaries are expensed as incurred and reserves are established for incurred but not reported claims. Reserves for claims totaled $7.0 million and $6.5 million at December 31, 2023 and 2022, respectively, and are included in unearned insurance premiums on the consolidated statements of financial position.
Policy acquisition costs of the insurance subsidiaries are deferred and amortized to expense over the life of the policies on the same methods used to recognize premium income.
The primary revenue category included in other revenue relates to commissions earned by the Company on sales of auto club memberships. Commissions received from the sale of auto club memberships are earned at the time the membership is sold. The Company sells the memberships as an agent for a third party. The Company has no further obligations after the date of sale as all claims for benefits are paid and administered by the third party.
Depreciation and Amortization:
Office machines, equipment and Company automobiles are recorded at cost and depreciated on a straight-line basis over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over five years or less depending on the term of the applicable lease. Depreciation and amortization expense for each of the three years ended December 31, 2023, 2022, and 2021 was $6.6 million, $4.4 million and $4.6 million, respectively.
Restricted Cash:
Restricted cash consists of funds maintained in restricted accounts in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. Restricted cash also includes escrow deposits held by the Company on behalf of certain real estate mortgage customers.

	Year Ended December 31, (In thousands)
	2023	2022	2021
Cash and cash equivalents	$22,776	$49,653	$33,061
Restricted cash	12,059	15,781	7,306
Total cash, cash equivalents and restricted cash	$34,835	$65,434	$40,367
Impairment of Long-Lived Assets:
The Company annually evaluates whether events and circumstances have occurred or triggering events have occurred that indicate the carrying amount of property and equipment may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. Based on Management’s evaluation, there was no impairment of the carrying value of the long-lived assets, including property and equipment at December 31, 2023 or 2022.
Income Taxes:
The Financial Accounting Standards Board (“FASB”) issued ASC 740-10. FASB ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. FASB ASC 740-10 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2023 and 2022, the Company had no uncertain tax positions.
The Company’s insurance subsidiaries are treated as taxable entities and income taxes are provided for where applicable (Note 12). No provision for income taxes has been made by the Company since it has elected to be treated as an S Corporation for income tax reporting purposes. However, certain states do not recognize S Corporation status, and the Company has accrued amounts necessary to pay the required income taxes in such states.
Collateral Held for Resale:
When the Company takes possession of collateral which secures a loan, the collateral is recorded at the lower of its estimated resale value or the loan balance. Any losses incurred at that time are charged against the Allowance for Credit Losses.

Marketable Debt Securities:
Management has designated the Company’s investment securities held in the Company's investment portfolio at December 31, 2023 and 2022 as being available-for-sale. This portion of the investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method.
Earnings per Share Information:
The Company has no contingently issuable common shares, thus basic and diluted earnings per share amounts are the same.
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
The Company adopted the new standard on January 1, 2023, and elected to apply the new measurement prospectively. Adoption did not have a material impact, except for changes in disclosure required by the standard, in the footnotes to the Company's consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, improving the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. These enhanced disclosures require reporting of incremental segment information on an annual and interim basis for all public entities, including public entities with only one reportable segment, to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024, and early adoption is permitted. The segment reporting guidance should be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, enhancing the transparency and decision usefulness of income tax disclosures. The amendment, among other things, improves transparency of income tax disclosures by requiring more consistent categories and greater disaggregation of information in rate reconciliations, and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The income tax guidance should be applied on a prospective basis, however, retrospective application is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.
2.    LOANS
The Company’s consumer loans are made to individuals in relatively small amounts for relatively short periods of time. First and second mortgage loans on real estate are made in larger amounts and for longer periods of time. The Company also purchases sales finance contracts from various dealers. All loans and sales contracts are held for investment.

Loan Renewals:
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
Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Consolidated Statements of Cash Flows (in millions):

	2023	2022	2021

Loans Originated/acquired per Business Section	$1,228	$1,158	$1,152
Non-Cash Reconciling items:
Other Consumer (Live Check and Premier) Renewed Loans Payoff	319	314	332
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	266	241	231
Loans originated or purchased per Consolidated Statements of Cash Flows	$643	$603	$589
Contractual Maturities of Loans:
An estimate of contractual maturities stated as a percentage of the loan balances based upon an analysis of the Company's portfolio as of December 31, 2023 is as follows:

Due In Calendar Year	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts
2024	63%	14%	29%
2025	29	13	27
2026	6	12	22
2027	2	11	15
2028	—	10	6
2029 & beyond	—	40	1
	100%	100%	100%

Historically, a majority of the Company's loans have been renewed many months prior to their final contractual maturity dates, and the Company expects this trend to continue in the future. Accordingly, the above contractual maturities should not be regarded as a forecast of future cash collections.
Allowance for Credit Losses:
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
For the period ending December 31, 2023 we utilized a Probability of Default (“PD”) / Loss Given Default (“LGD”) technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. We engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. There was not a material impact on the Company’s expected credit losses as a result of the change. The output of both models was within the range of acceptable values.
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
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on grade delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when the graded delinquency on a precomputed loan is less than two payments and on when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at December 31, 2023 or December 31, 2022.
The allowance for credit losses decreased by $3.8 million (5%) to $71.4 million as of December 31, 2023, compared to $75.2 million at December 31, 2022.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at December 31, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.

The Company’s principal balances on non-accrual loans by loan class at December 31, 2023 and 2022 are as follows (in thousands):

Loan Class	December 31, 2023	December 31, 2022

Direct Cash Loans: Live Check Consumer Loans	$10,888	$13,527
Direct Cash Loans: Premier Consumer Loans	2,526	4,738
Direct Cash Loans: Other Consumer Loans	33,194	41,240
Real Estate Loans	1,383	1,870
Sales Finance Contracts	6,655	5,656
Total	$54,647	$67,031
An age analysis of principal balances past due, segregated by loan class, as of December 31, 2023 and 2022 is as follows (in thousands):

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,555	$4,228	$6,548	$15,331
Direct Cash Loans: Premier Loans	1,142	789	1,713	3,644
Direct Cash Loans: Other Consumer Loans	19,975	11,240	24,433	55,648
Real Estate Loans	776	334	1,403	2,513
Sales Finance Contracts	4,228	2,226	4,142	10,596
Total	$30,676	$18,817	$38,239	$87,732

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$6,217	$4,524	$8,232	$18,973
Direct Cash Loans: Premier Loans	2,164	1,302	2,416	5,882
Direct Cash Loans: Other Consumer Loans	24,681	14,373	26,818	65,872
Real Estate Loans	894	436	1,380	2,710
Sales Finance Contracts	4,257	2,066	3,315	9,639
Total	$38,214	$22,702	$42,161	$103,077
While delinquency rating analysis is the primary credit quality indicator, we also consider the ratio of bankrupt accounts to the total loan portfolio in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses. The ratio of bankrupt accounts to total principal loan balances outstanding at December 31, 2023 and December 31, 2022 was 1.43% and 1.25% respectively.
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For each segment in the portfolio, the Company also evaluates credit quality based on the aging status of the loan and by payment activity.

The following table presents the net balance (gross balance less unearned finance charges and unearned insurance in thousands) in each segment in the portfolio as of December 31, 2023 based on year of origination.

	Payment Performance – Principal Balance by Origination Year
	2023	2022	2021	2020	2019	Prior	Total Net Balance

Direct Cash Loans: Live Checks
Performing	$127,733	$14,842	$2,455	$344	$36	$17	$145,427
Nonperforming	8,686	1,840	206	32	—	—	10,764
	$136,419	$16,682	$2,661	$376	$36	$17	$156,191
Direct Cash Loans: Premier Loans
Performing	$11,728	$26,440	$10,233	$2,026	$481	$151	$51,059
Nonperforming	162	1,521	645	134	24	19	2,505
	$11,890	$27,961	$10,878	$2,160	$505	$170	$53,564
Direct Cash Loans: Other Consumer Loans
Performing	$563,939	$113,604	$37,981	$7,303	$2,280	$766	$725,873
Nonperforming	18,550	9,673	3,450	741	256	88	32,758
	$582,489	$123,277	$41,431	$8,044	$2,536	$854	$758,631
Real Estate Loans:
Performing	$2,069	$1,344	$10,204	$4,481	$3,890	$5,941	$27,929
Nonperforming	6	21	673	168	228	279	1,375
	$2,075	$1,365	$10,877	$4,649	$4,118	$6,220	$29,304
Sales Finance Contracts:
Performing	$96,227	$45,339	$17,777	$7,662	$1,042	$97	$168,144
Nonperforming	2,157	2,513	1,158	617	100	15	6,560
	$98,384	$47,852	$18,935	$8,279	$1,142	$112	$174,704

Segmentation of the portfolio began with the adoption of ASC 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses based on a collective evaluation in thousands).

	2023
	Live Checks	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total

Allowance for Credit Losses:
Balance at January 1, 2023	$14,896	$6,108	$46,412	$143	$7,651	$75,210
Provision for Credit Losses	20,807	2,592	51,726	2,360	9,903	87,388
Charge-offs	(31,397)	(7,685)	(68,011)	(22)	(10,354)	(117,469)
Recoveries	5,526	1,495	17,155	7	2,050	26,233
Ending Balance	$9,832	$2,510	$47,282	$2,488	$9,250	$71,362

	2022
	Live Checks	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total

Allowance for Credit Losses:
Balance at January 1, 2022	$10,649	$6,216	$44,646	$265	$5,535	$67,311
Provision for Credit Losses	24,044	4,452	47,976	(102)	7,918	84,288
Charge-offs	(23,207)	(5,630)	(61,787)	(28)	(7,353)	(98,005)
Recoveries	3,410	1,070	15,577	8	1,551	21,616
Ending Balance	$14,896	$6,108	$46,412	$143	$7,651	$75,210
Troubled Debt Restructurings (TDRs)

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

TDRs represent loans on which the original terms have been modified as a result of the following conditions: (i) the restructuring constitutes a concession and (ii) the borrower is experiencing financial difficulties. Loan modifications by the Company involve payment alterations, interest rate concessions, and/or reductions in the amount owed by the customer. We do not consider TDRs as new loans because the restructuring is part of our ongoing effort to recover its investment in the original loan. The Company allows refinancing of delinquent loans on a case-by-case basis for those who satisfy certain eligibility requirements. The eligible customers can include those experiencing temporary hardships, lawsuits, or customers who have declared bankruptcy. In most cases, the loans that eligible for restructuring are between 90 and 180 days past due. We do not allow the amount of the new loan to exceed the original amount of the existing loan and we believe that refinancing the delinquent loans for certain customers provides the Company with an opportunity to increase its average loans outstanding and its interest, fees, and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.

Legal fees and other direct costs incurred by the Company during a restructuring are expensed when incurred. The effective interest rate for restructured loan is based on the original contractual rate, not the rate specified in the restructuring agreement. The modified loans are adjusted to be recorded at the value of expected cash flows to be received in the future. Modifications that lower the principal balance experience a direct charge off for the difference of the original and modified principal amount. Substantially all of the restructurings relate to fee and interest rate concessions. The Company only lowers the principal balance in the event of a court order.

The information relating to modifications made to borrowers experiencing financial difficulty (in thousands, except for %) for the period indicated are as follows:

	Year ended December 31, 2023

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$5,244	36.9%	$2,350	16.5%	$2,557	18.0%	$2,784	19.6%	$1,277	9.0%
Direct Cash Loans: Premier Loans	1,218	18.0%	1,735	25.6%	748	11.0%	1,784	26.3%	1,289	19.0%
Direct Cash Loans: Other Consumer Loans	15,617	17.1%	16,482	18.1%	10,009	11.0%	30,706	33.6%	18,453	20.2%
Real Estate Loans	281	75.6%	48	12.9%	25	6.8%	—	—%	17	4.7%
Sales Finance Contracts	696	6.2%	977	8.7%	1,865	16.7%	7,008	62.6%	643	5.8%
Total	$23,056	18.6%	$21,591	17.4%	$15,206	12.3%	$42,282	34.1%	$21,679	17.5%

The financial effects of the modifications made to borrowers experiencing financial difficulty in the year ended December 31, 2023 are as follows:

Loan Modification	Loan Class	Financial Effect
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 27.0% to 16.5%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.2% to 15.5%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.2% to 19.4%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 18.3% to 6.6%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 21.9% to 15.7%
Term Extension	Live Check Loans	Added a weighted average 13 months to the term
	Premier Loans	Added a weighted average 23 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	Added a weighted average 28 months to the term
	Sales Finance Contracts	Added a weighted average 17 months to the term
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $2.6 million
	Premier Loans	Reduced the gross balance of the loans $0.7 million
	Other Consumer Loans	Reduced the gross balance of the loans $10.0 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $1.9 million

Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off during the year ended December 31, 2023 (in thousands):

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Direct Cash Loans: Live Check Loans	$2,679	$272	$1,206	$258	$286
Direct Cash Loans: Premier Loans	458	139	359	181	221
Direct Cash Loans: Other Consumer Loans	4,880	1,004	3,207	2,264	1,994
Real Estate Loans	—	—	5	—	—
Sales Finance Contracts	222	66	420	398	82
Total	$8,239	$1,481	$5,197	$3,101	$2,583
The aging for loans that were modified to borrowers experiencing financial difficulty in the past 12 months (in thousands):

	December 31, 2023

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$4,023	$1,096	$1,629	$6,747
Direct Cash Loans: Premier Loans	3,212	597	686	4,495
Direct Cash Loans: Other Consumer Loans	46,154	7,640	8,900	62,694
Real Estate Loans	183		198	380
Sales Finance Contracts	6,361	1,202	1,107	8,670
Total	$59,933	$10,534	$12,519	$82,986

Prior to January 1, 2023, the Company classified a receivable as a TDR when the Company modified a loan's contractual terms for economic or other reasons related to the borrower's financial difficulties and granted a concession that would not have otherwise been considered.
The following table presents a summary of loans that were restructured during the year ended December 31, 2022 in (in thousands, except number of loans):

Loan Class	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Direct Cash Loans: Live Check Consumer Loans	6,238	$11,026	$10,869
Direct Cash Loans: Premier Consumer Loans	999	6,521	6,367
Direct Cash Loans: Other Consumer Loans	21,599	85,663	83,162
Real Estate Loans	26	238	236
Sales Finance Contracts	1,165	8,922	8,664
Total	30,027	$112,370	$109,298

TDRs that subsequently defaulted during the year ended December 31, 2022 are listed below (in thousands, except number of loans):

Loan Class	Number of Loans	Pre-Modification Recorded Investment

Direct Cash Loans: Live Check Consumer Loans	2,252	$3,883
Direct Cash Loans: Premier Consumer Loans	182	1,066
Direct Cash Loans: Other Consumer Loans	5,196	13,212
Real Estate Loans	2	5
Sales Finance Contracts	183	1,061
Total	7,815	$19,227
The following table presents a summary of loans that were restructured during the year ended December 31, 2021 (in thousands, except number of loans):

Loan Class	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Direct Cash Loans: Live Check Consumer Loans	2,303	$4,357	$4,266
Direct Cash Loans: Premier Consumer Loans	476	2,951	2,850
Direct Cash Loans: Other Consumer Loans	12,752	46,993	45,056
Real Estate Loans	28	347	347
Sales Finance Contracts	745	4,800	4,633
Total	16,304	$59,449	$57,152
TDRs that subsequently defaulted during the year ended December 31, 2021 are listed below (in thousands, except number of loans):

Loan Class	Number of Loans	Pre-Modification Recorded Investment

Direct Cash Loans: Live Check Consumer Loans	844	$1,568
Direct Cash Loans: Premier Consumer Loans	99	517
Direct Cash Loans: Other Consumer Loans	3,094	7,082
Real Estate Loans	0	—
Sales Finance Contracts	142	613
Total	4,179	$9,781

3.    INVESTMENT SECURITIES
Investment securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023:
Obligations of states and political subdivisions	$273,595	$2,443	$(26,437)	$249,601
Corporate securities	485	—	—	485
Total	$274,080	$2,443	$(26,437)	$250,086

December 31, 2022:
Obligations of states and political subdivisions	$253,068	$1,034	$(34,454)	$219,648
Corporate securities	380	—	—	380
Total	$253,448	$1,034	$(34,454)	$220,028
The amortized cost and estimated fair values of investment securities at December 31, 2023, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$485	$485
Due after one year through five years	3,101	3,084
Due after five years through ten years	23,288	23,677
Due after ten years	247,206	222,840
Total	$274,080	$250,086
The following table provides an analysis of available for sale investment securities in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$33,724	$(421)	$112,931	$(26,017)	$146,655	$(26,438)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$118,495	$(9,237)	$42,314	$(25,126)	$160,809	$(34,363)
The previous two tables represent 158 investments and 184 investment held by the Company at December 31, 2023 and 2022, respectively, the majority of which were rated "A" or higher. The unrealized losses on the Company's investments were the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, the Management concluded that an allowance for credit losses was not required at December 31, 2023 or at December 31, 2022.

There were no sales of securities during 2023. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities during 2023 were $18.0 million Gross and net gains of $0.2 million were realized on these redemptions.
There were no sales of securities during 2022. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities during 2022 were $26.8 million Gross and net gains of $0.6 million were realized on these redemptions.
4.    FAIR VALUE
FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date The following fair value hierarchy is used in selecting inputs used to determine the fair value of an asset or liability, with the highest priority given to Level 1, as these are the most transparent or reliable. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
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
The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs or how the data was calculated or derived. The Company employs a market approach in the valuation of its obligations of states, political subdivisions and municipal revenue bonds that are available-for-sale. These investments are valued on the basis of current market quotations provided by independent pricing services selected by Management based on the advice of an investment manager. To determine the value of a particular investment, these independent pricing services may use certain information with respect to market transactions in such investment or comparable investments, various relationships observed in the market between investments, quotations from dealers, and pricing metrics and calculated yield measures based on valuation methodologies commonly employed in the market for such investments. Quoted prices are subject to our internal price verification procedures. The fair values of common stocks and mutual funds are based on unadjusted quoted market prices in active markets. We validate prices received using a variety of methods, including, but not limited to comparison to other pricing services or corroboration of pricing by reference to independent market data such as a secondary broker. There was no change in this methodology during any period reported.
Assets measured at fair value as of December 31, 2023 and 2022 are available-for-sale investment securities which are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate securities	$485	$485	$—	$—
Obligations of states and political subdivisions	249,601	—	249,601	—
Available-for-sale investment securities	$250,086	$485	$249,601	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate securities	$380	$380	$—	$—
Obligations of states and political subdivisions	219,648	—	219,648	—
Available-for-sale investment securities	$220,028	$380	$219,648	$—
5.    INSURANCE SUBSIDIARY RESTRICTIONS
As of December 31, 2023 and 2022, 99% and 97%, respectively, of the Company's cash and cash equivalents and investment securities were maintained in the Company’s insurance subsidiaries. State insurance regulations limit the types of investments an insurance company may hold in its portfolio. These limitations specify types of eligible investments, quality of investments and the percentage a particular investment may constitute of an insurance company’s portfolio.
Dividend payments to the Company by its wholly owned life insurance subsidiary are subject to annual limitations and are restricted to the lesser of 10% of policyholders’ surplus or the net statutory gain from operations before recognizing realized investment gains of the individual insurance subsidiary during the prior year. Dividend payments to the Company by its wholly-owned property and casualty insurance subsidiary are also subject to annual limitations and are restricted to the greater of 10% of policyholders’ surplus or the net statutory income before recognizing realized investment gains of the individual insurance subsidiary during the prior three years. At December 31, 2022, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $147.5 million and $103.0 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company in 2023 without prior approval of the Georgia Insurance Commissioner is approximately $40.8 million. On November 30, 2022, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $75.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The request was approved by the Georgia Insurance Department on January 20, 2023 for transactions on or before December 31, 2023. Effective March 31,2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company amended previous unsecured revolving line of credits available to the Company extending the terms to December 31, 2026 and defining the interest rate as the rate of interest on outstanding balances as the prime rate of interest as published in the Wall Street Journal. Frandisco Property and Casualty Insurance Company advanced $30.0 million to the Company on its credit line in August 2023.
At December 31, 2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $129.9 million and $111.0 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2023, without prior approval of the Georgia Insurance Commissioner, is approximately $49.7 million. On November 28, 2023, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The request was approved by the Georgia Insurance Department for transactions on or before December 31, 2024. Effective February 1, 2024, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2027.

6.    SENIOR DEBT
Effective September 11, 2009, the Company entered into a credit facility with Wells Fargo Preferred Capital, Inc. As amended to date, the credit agreement provides for borrowings and reborrowing’s of up to $230.0 million, subject to certain limitations, and all borrowings are secured by the finance receivables of the

Company. Available borrowings under the credit agreement were $108.0 million and $162.5 million at December 31, 2023 and 2022, at an interest rate of 8.19% and 6.97%, respectively. At December 31, 2023, the Company had borrowings of $122.1 million under the credit agreement. The Company had borrowings of $67.5 million under the credit agreement at December 31, 2022.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of 0.50% The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 2.75%. The interest rate on the credit agreement at December 31, 2023 and 2022 was 8.19% and 6.97%, respectively.
The credit agreement has a commitment termination date of February 28, 2025. Any then- outstanding balance under the Credit Agreement would be due and payable on such date. The lender also may terminate the agreement upon the violation of any of the financial ratio requirements or covenants contained in the credit agreement or if the financial condition of the Company becomes unsatisfactory to the lender, according to standards set forth in the credit agreement. Such financial ratio requirements include a minimum equity requirement, a minimum EBITDA ratio and a minimum debt to equity ratio, among others.
The Company’s Senior Demand Notes are unsecured obligations which are payable on demand. The interest rate payable on any Senior Demand Note is a variable rate, compounded daily, established from time to time by the Company.
Commercial paper is issued by the Company only to qualified investors, in amounts in excess of $50,000, with maturities of less than 260 days and at interest rates that the Company believes are competitive in its market. Additional data related to the Company's senior debt is as follows (in thousands, except % data):

Year Ended December 31	Weighted Average Interest Rate at End of Year	Maximum Amount Outstanding During Year	Average Amount Outstanding During Year	Weighted Average Interest Rate During Year (1)

2023
Bank Borrowings	8.19%	$125,250	$92,381	8.05%
Senior Demand Notes	1.91	115,527	102,967	1.90
Commercial Paper	5.93	658,942	633,086	5.02

2022
Bank Borrowings	6.97%	$81,942	$47,083	7.07%
Senior Demand Notes	1.92	122,860	113,151	1.92
Commercial Paper	3.94	633,534	604,980	3.54

2021
Bank Borrowings	3.50%	$119,304	$68,080	4.83%
Senior Demand Notes	1.91	103,979	95,143	1.90
Commercial Paper	3.46	550,929	491,431	3.48
(1)Includes unused line fee and administrative fee.
7.    SUBORDINATED DEBT
The payment of the principal and interest on the Company’s subordinated debt is subordinate and junior in right of payment to all unsubordinated indebtedness of the Company.

Subordinated debt consists of Variable Rate Subordinated Debentures issued from time to time by the Company, and which mature four years after their date of issue The maturity date is automatically extended for an additional four year term unless the holder or the Company redeems the debenture on its original maturity date or within any applicable grace period thereafter The debentures are offered and sold in various minimum purchase amounts with varying interest rates as established from time to time by the Company and interest adjustment periods for each respective minimum purchase amount. Interest rates on the debentures automatically adjust at the end of each adjustment period. The debentures may also be redeemed by the holder at the applicable interest adjustment date or within any applicable grace period thereafter without penalty. Redemptions at any other time are at the discretion of the Company and are subject to a penalty. The Company may redeem the debentures for a price equal to 100% of the principal plus accrued but unpaid interest upon 30 days’ notice to the holder.
Interest rate information on the Company’s subordinated debt at December 31 is as follows:

Weighted Average Interest Rate as of End of Year			Weighted Average Interest Rate During Year
2023	2022	2021	2023	2022	2021

4.30%	3.29%	3.16%	3.68%	3.16%	3.12%
Maturity and redemption information relating to the Company's subordinated debt at December 31, 2023 in (thousands) is as follows:

	Amount Maturing or Redeemable at Option of Holder
	Based on Maturity Date	Based on Interest Adjustment Period

2024	$5,486	$17,933
2025	6,196	8,063
2026	6,263	1,566
2027	10,589	972
Total	$28,534	$28,534
8.    LEASES
The Company's operations are carried on in locations which are occupied under operating lease agreements. These lease agreements are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Total operating lease expense was $10.1 million, $9.2 million, and $8.7 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s minimum aggregate future lease commitments at December 31, 2023 and 2022 are presented in the tables that follows.
ROU assets represent the Company’s right to use an underlying asset during the lease term and the operating lease liabilities represent the Company’s obligations for lease payments in accordance with the lease. Recognition of ROU assets and liabilities are recognized at the lease commitment based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commitment date or adoption. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the consolidated statement of income.
Remaining lease terms range from 1 to 10 years and typically include extension options. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of Topic 842. Operating leases with a term of 12 months or less are not recorded on the statement of financial condition and the related lease expense is recognized on a straight-line basis over the lease term.

The tables below summarize our lease expense and other information related to the Company’s operating leases (dollars in thousands):

Twelve Months Ended Dec 31, 2023

Operating lease expense	$8,038
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,890
Weighted-average remaining lease term – operating leases (in years)	7.01
Weighted-average discount rate – operating leases	5.45%

Lease Maturity Schedule as of December 31, 2023:	Amount
2024	8,612
2025	8,227
2026	7,677
2027	6,801
2028	5,849
2028 and beyond	14,768
Total	51,933
Less: Discount	(8,898)
Present Value of Lease Liability	$43,035

Present Value of Lease Asset	$41,938

Twelve Months Ended Dec 31, 2022

Operating lease expense	$7,843
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,707
Weighted-average remaining lease term – operating leases (in years)	7.09
Weighted-average discount rate – operating leases	4.84%

Lease Maturity Schedule as of December 31, 2022:	Amount
2023	7,785
2024	7,004
2025	6,642
2026	6,086
2027	5,297
2027 and beyond	13,309
Total	46,123
Less: Discount	(7,104)
Present Value of Lease Liability	$39,019

Present Value of Lease Asset	$38,153

9.    COMMITMENTS AND CONTINGENCIES
We conduct our lending operations under the provisions of various federal and state laws, implementing regulations, and insurance regulations. Changes in the current regulatory environment, or the interpretation or application of current regulations, could impact our business.
The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of its business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable, the peril or claim is uninsured or under insured, and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the uninsured or under insured loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the uninsured or under insured loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated uninsured or under insured loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss (whether on the merits or by virtue of the existence of collectible insurance) would not be material.
The five (5) putative class action lawsuits filed against the Company in the United States District Court for the Northern District of Georgia in March 2023. All five (5) cases were consolidated into one, known as: Moreland v. 1st Franklin Financial Corporation, The Plaintiffs generally assert claims of negligence, breach of implied contract and violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose PII was accessed in the November 2022 cyber-attack on the Company. The Company has successfully defended the consolidated case and on January 11, 2024, the Court administratively dismissed the entire case. The Plaintiffs have asked the Court to reconsider its decision. The ultimate outcome of these matters can not be determined at this time.
Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.
10.    EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan, which is qualified under Section 401(a) and Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), as amended, to cover employees of the Company.
Any employee who is 18 years of age or older is eligible to participate in the 401(k) plan on the first day of the month following the completion of one complete calendar month of continuous employment and the Company begins matching employee contributions of up to 6% of their salary, using the following formula: 100% of the first 1% and 70% of the next 5% of salary deferred. From August 1, 2023 to December 31, 2023 the Company paused their matches on employee contributions. The Company resumed matches on January 1, 2024 utilizing our previous methodology. During 2023, 2022 and 2021, the Company contributed $1.9 million, $2.9 million and $2.6 million, respectively, in matching funds for employee 401(k) deferred accounts.
The Company also maintains a non-qualified deferred compensation plan for employees who receive compensation in excess of the amount provided in Section 401(a)(17) of the Code, as such amount may be adjusted from time to time in accordance with the Code.
11.    RELATED PARTY TRANSACTIONS
The Company leased a portion of its properties (see Note 8) for an aggregate of $160,800 per year from certain officers or stockholders.

The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.1 million at December 31, 2023. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.
Certain directors, officers and stockholders have funds personally invested in the Company’s debt securities. The rates on these debt securities are the same rates provided to other customers.
Effective September 23, 1995, the Company entered into a Split-Dollar Life Insurance Agreement with the Trustee of a now retired executive officer’s irrevocable life insurance trust. The life insurance policy insures one of the Company’s executive officers. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $18.8 thousand for interest accrued during 2023 was applied to the loan on December 31, 2023. No principal payments on this loan were made in 2023. The balance on this loan at December 31, 2023 was $485.4 thousand. This was the maximum loan amount outstanding during the year.
12.    INCOME TAXES
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
We account for income taxes under the asset and liability method, which requires the recognition of Deferred Tax Assets, “DTAs”, and Deferred Tax Liabilities, “DTLs”, for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits, “UTBs”, on the interest expense line and other expense line, respectively, in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related liability lines in the consolidated balance sheet.

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 is made up of the following components:

	2023	2022	2021

Current – Federal	$4,389,030	$4,280,033	$2,859,997
Current – State	39,339	289,345	595,915
Total Current	4,428,369	4,569,378	3,455,912

Deferred tax expense (benefit)	392,024	(151,474)	487,481

Total Provision	$4,820,393	$4,417,904	$3,943,393
Temporary differences create deferred federal tax assets and liabilities, which are detailed below as of December 31, 2023 and 2022. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated statements of financial position.

	As Of December 31,
	2023	2022
Deferred Tax Assets:
Unearned Premium Reserves	$2,132,375	$2,042,304
Unrealized Loss (Gain) on
Marketable Debt Securities	5,038,864	7,018,205
SPAE Capitalization	33,195	31,643
STAT & Tax Reserve	690,797	643,782
Total Deferred Tax Assets	$7,895,231	$9,735,934

Deferred Tax Liabilities:
Insurance Commissions	(5,270,518)	(4,774,456)
Deferred Acquisition Cost Amortization	(1,589,701)	(1,554,166)
GAAP/STAT Premium Tax	(229,493)	(198,450)
Unrealized Loss (Gain) on
Marketable Debt Securities	—	—
Other	(37,155)	(66,235)
Total Deferred Tax Liabilities	(7,126,867)	(6,593,307)
Net Deferred Tax Asset (Liability)	$768,364	$3,142,627
The Company's effective tax rate for the years ended December 31, 2023, 2022 and 2021 is analyzed as follows.

	2023	2022	2021
Statutory Federal income tax rate	21.0%	21.0%	21.0%
Tax effect of S corporation status	92.5	5.0	(11.3)
Tax exempt income	(24.1)	(5.9)	(2.4)
State income taxes	0.7	1.4	1.3
Effective Tax Rate	90.1%	21.5%	8.6%

13.    SEGMENT FINANCIAL INFORMATION:
The Company discloses segment information in accordance with FASB ASC 280. FASB ASC 280 requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance.
The Company has ten divisions which comprise its operations. Each division consists of branch offices that are aggregated based on vice president responsibility and geographic location. Each state has one vice president of operations, with the exception of Georgia. Georgia is now split into three divisions, North Georgia ("NGA"), Middle Georgia ("MGA"), and South Georgia ("SGA"). Tennessee and Kentucky ("TN & KY") branches share a vice president and are segmented as one division. Prior to 2022, Division I consisted of offices located in South Carolina, offices in North Georgia comprised Division II, Division III consisted of offices in South Georgia, Division IX consisted of offices in West Georgia, Division IV represented our Alabama offices, Division V represented our Mississippi offices, Division VI represented our Virginia offices, Division VII represented our Kentucky and Tennessee offices and Division VIII represented our Louisiana and Texas offices. The following division financial data has been retrospectively presented to give effect to the structure of that period. The change in the Georgia reporting structure had no impact on the previously reported consolidated results.
Accounting policies of the divisions are the same as those of the Company described in the summary of significant accounting policies. Performance of each division is measured based on objectives set at the beginning of each year and include various factors such as division profit, growth in earning assets and delinquency and credit loss management. All division revenues result from transactions with third parties. The Company does not allocate income taxes or corporate headquarter expenses to the any division.
Below is a performance recap of each of the Company's divisions for the year ended December 31, 2023 followed by a reconciliation to consolidated Company data.

Year 2023	SC	MGA	SGA	AL	MS	VA	TN & KY	LA	TX	NGA	Total
	(In Millions)
Revenues:
Finance Charges Earned	$38	$35	$35	$44	$29	$1	$33	$24	$6	$32	$277
Insurance Income	6	8	9	5	5	—	5	5	1	6	50
Other	1	1	1	1	1	—	1	—	—	1	7
	45	44	45	50	35	1	39	29	7	39	334

Expenses:
Interest Cost	6	6	6	7	4	—	5	4	1	5	44
Provision for Loan Losses	14	11	10	14	11	—	12	8	2	9	91
Depreciation	—	—	—	1	1	—	1	—	—	—	3
Other	16	15	14	17	13	1	17	12	6	15	126
	36	32	30	39	29	1	35	24	9	29	264

Division Profit	$9	$12	$15	$11	$6	$—	$4	$5	$(2)	$10	$70

Division Assets:
Net Receivables	$120	$128	$124	$159	$93	$12	$110	$83	$26	$113	968
Cash	—	—	—	—	—	—	—	—	—	—	—
Net Fixed Assets	1	1	1	1	1	1	1	1	2	—	10
Other Assets	5	4	4	6	4	1	7	4	3	4	42
Total Division Assets	$126	$133	$129	$166	$98	$14	$118	$88	$31	$117	$1,020

RECONCILIATION:	2023
(In Millions)
Revenues:
Total revenues from reportable divisions	$334.4
Corporate finance charges earned not allocated to divisions	0.3
Corporate investment income earned not allocated to divisions	10.0
Timing difference of insurance income allocation to divisions	6.6
Other revenues not allocated to divisions	$0.1
Consolidated Revenues (1)	$351.4

Net Income:
Total profit or loss for reportable divisions	$70.0
Corporate earnings not allocated	17.0
Corporate expenses not allocated	(81.6)
Consolidated Income	$5.4

Assets:
Total assets for reportable divisions	$1,020.6
Loans held at corporate level	2.1
Unearned insurance at corporate level	(40.1)
Allowance for loan losses at corporate level	(71.4)
Cash and cash equivalents held at corporate level	38.1
Investment securities at corporate level	250.1
Fixed assets at corporate level	7.2
Other assets at corporate level	33.6
Consolidated Assets	$1,240.3
Note 1: Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

Below is a performance recap of each of the Company's divisions for the year ended December 31, 2022 followed by a reconciliation to consolidated Company data.

Year 2022	SC	MGA	SGA	AL	MS	VA	TN & KY	LA	TX	NGA	Total
	(In Millions)
Revenues:
Finance Charges Earned	$38	$35	$35	$43	$29	$—	$29	$27	$—	$31	$267
Insurance Income	6	7	9	5	5	—	4	6	—	6	48
Other	—	1	1	—	1	—	1	1	—	1	6
	44	43	45	48	35	—	34	34	—	38	321

Expenses:
Interest Cost	4	4	4	4	3	—	3	3	—	3	28
Provision for Loan Losses	12	8	9	12	9	—	10	9	—	7	76
Depreciation	—	—	—	1	—	—	—	1	—	—	2
Other	14	14	13	16	12	—	12	14	—	14	109
	30	26	26	33	24	—	25	27	—	24	215

Division Profit	$14	$17	$19	$15	$11	$—	$9	$7	$—	$14	$106

Division Assets:
Net Receivables	$118	$126	$123	$149	$92	$—	$99	$93		$111	$911
Cash	1	1	1	1	1	—	1	1		1	8
Net Fixed Assets	1	1	1	1	1	—	1	2		1	9
Other Assets	2	5	4	6	4	—	(1)	6		5	31
Total Division Assets	$122	$133	$129	$157	$98	$—	$100	$102	$—	$118	$959

RECONCILIATION:	2022
(In Millions)
Revenues:
Total revenues from reportable divisions	$321
Corporate finance charges earned not allocated to divisions	—
Corporate investment income earned not allocated to divisions	8
Timing difference of insurance income allocation to divisions	10
Other revenues not allocated to divisions	$—
Consolidated Revenues (1)	$339

Net Income:
Total profit or loss for reportable divisions	$106
Corporate earnings not allocated	18
Corporate expenses not allocated	(103)
Consolidated Income Before Income Taxes	$21

Assets:
Total assets for reportable divisions	$959
Loans held at corporate level	2
Unearned insurance at corporate level	(37)
Allowance for loan losses at corporate level	(75)
Cash and cash equivalents held at corporate level	58
Investment securities at corporate level	220
Fixed assets at corporate level	4
Other assets at corporate level	32
Consolidated Assets	$1,163
Note 1: Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

Below is a performance recap of each of the Company's divisions for the year ended December 31, 2021 followed by a reconciliation to consolidated Company data.

Year 2021	Division I	Division II	Division III	Division IV	Division V	Division VII	Division VIII	Division IX	Total
	(In Millions)
Revenues:
Finance Charges Earned	$35.0	$32.0	$33.0	$38.0	$25.0	$25.0	$20.0	$29.0	$237.0
Insurance Income	5.0	7.0	8.0	5.0	4.0	3.0	5.0	6.0	43.0
Other	—	1.0	1.0	1.0	1.0	1.0	1.0	1.0	7.0
	40.0	40.0	42.0	44.0	30.0	29.0	26.0	36.0	287.0

Expenses:
Interest Cost	3.0	3.0	3.0	4.0	2.0	2.0	2.0	3.0	22.0
Provision for Loan Losses	8.0	4.0	5.0	6.0	5.0	5.0	5.0	5.0	43.0
Depreciation	—	—	—	1.0	1.0	—	—	—	2.0
Other	14.0	13.0	13.0	14.0	11.0	11.0	13.0	13.0	102.0
	25.0	20.0	21.0	25.0	19.0	18.0	20.0	21.0	169.0

Division Profit	$15.0	$20.0	$21.0	$19.0	$11.0	$11.0	$6.0	$15.0	$118.0

Division Assets:
Net Receivables	$111.0	$118.0	$120.0	$145.0	$86.0	$87.0	$85.0	$104.0	$856.0
Cash	1.0	1.0	1.0	1.0	1.0	—	—	—	5.0
Net Fixed Assets	1.0	1.0	1.0	1.0	1.0	1.0	1.0	1.0	8.0
Other Assets	3.0	5.0	5.0	6.0	4.0	4.0	4.0	5.0	36.0
Total Division Assets	$116.0	$125.0	$127.0	$153.0	$92.0	$92.0	$90.0	$110.0	$905.0

RECONCILIATION:	2021
(In Millions)
Revenues:
Total revenues from reportable divisions	$287.0
Corporate finance charges earned not allocated to divisions	—
Corporate investment income earned not allocated to divisions	8.0
Timing difference of insurance income allocation to divisions	9.0
Other revenues not allocated to divisions	0.2
Consolidated Revenues (1)	$304.2

Net Income:
Total profit or loss for reportable divisions	$118.0
Corporate earnings not allocated	20.0
Corporate expenses not allocated	(92.0)
Consolidated Income Before Income Taxes	$45.8

Assets:
Total assets for reportable divisions	$905.0
Loans held at corporate level	2.0
Unearned insurance at corporate level	(39.0)
Allowance for loan losses at corporate level	(67.0)
Cash and cash equivalents held at corporate level	36.0
Investment securities at corporate level	262.0
Fixed assets at corporate level	5.0
Other assets at corporate level	14.0
Consolidated Assets	$1,118.0
Note 1:Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

DIRECTORS AND EXECUTIVE OFFICERS

Directors
Name	Principal Occupation, Title and Company	Director Since

Ben F. Cheek, IV	Chairman of Board, 1st Franklin Financial Corporation	2001

Ben F. Cheek, III	Chairman Emeritus, 1st Franklin Financial Corporation	1967

David W, Cheek	Shareholder	2024

Virginia C. Herring	President and Chief Executive Officer 1st Franklin Financial Corporation	2020

A. Roger Guimond	Retired Executive Vice President and Chief Financial Officer, 1st Franklin Financial Corporation	2004

Jerry J. Harrison, Jr.	Executive Vice President and Chief Strategy Officer 1st Franklin Financial Corporation	2020

Donata Ison	Vice President of Finance Armhr	2023

John G. Sample, Jr.	CPA	2004

C. Dean Scarborough	Retired Retail Business Owner	2004

Sheryl Smith	Retired Chief Operating, Risk and Compliance Officer Omni Financial	2024

Keith D. Watson	Chairman Bowen & Watson, Inc.	2004

Executive Officers

Name	Position with Company	Position Since

Ben F. Cheek, IV	Chairman of Board	2015

Virginia C. Herring	President and Chief Executive Officer	2015

Julie I. Baker	Executive Vice President and Chief Information Security Officer	2021

Daniel E. Clevenger, II	Executive Vice President and Chief Administrative Officer	2015

Brian J. Gyomory	Executive Vice President and Chief Financial Officer	2021

Jerry J. Harrison, Jr.	Executive Vice President and Chief Strategy Officer	2023

Gary L. McQuain	Executive Vice President and Chief Operations Officer	2020

Mark J. Scarpitti	Executive Vice President and General Counsel	2021

Joseph A. Shaw	Executive Vice President and Chief Information Officer	2018

CORPORATE INFORMATION

Corporate Offices	Legal Counsel	Independent Registered Public Accounting Firm
P.O. Box 880	Jones Day
135 East Tugalo Street	Atlanta, Georgia	Deloitte & Touche LLP
Toccoa, Georgia 30577		Atlanta, Georgia
(706) 886-7571
Requests for Additional Information
Informational inquiries, including requests for a copy of the Company’s most recent annual report on Form 10-K, and any subsequent quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission, should be addressed to the Company's Secretary at the corporate offices listed above.

BRANCH OPERATIONS

SOUTH CAROLINA AND VIRGINIA		MIDDLE GEORGIA

M. Summer Clevenger	Vice President	Jennifer C. Purser	Vice President

Regional Operations Directors		Regional Operations Directors

Nicholas D. Blevins	Gerald D. Rhoden	Janet R. Brownlee	James A. Mahaffey
Lonnie Boston III	Gregory A. Shealy	Ronald E. Byerly	Deloris O’Neal
Jenna L. Henderson	Louise S. Stokes	Kathryn D. Landry	Harriet H. Welch
Tammy T. Lee

SOUTH GEORGIA		NORTH GEORGIA

Michael E. Shankles	Vice President	Becki B. Lawhon	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Wanda Parham	James D. Blalock	Christian J. Murray
Jeffrey C. Lee	David B. Surrett	Kevin M. Gray	April E. Pelphrey
Sylvia J. McClung	Robert D. Whitlock	Nokie Moore	F. Cliff Snyder

ALABAMA		MISSISSIPPI

Jerry W. Hughes	Vice President	Marty B. Miskelly	Vice President

Regional Operations Directors		Regional Operations Directors

M. Peyton Givens	Johnny M. Olive	Maurice J. Bize, Jr.	Teresa A. Grantham
Tomerria S. Iser	Tanya M. Slaten	Carla A. Eldridge	Rebecca L. Holloway
Jonathan M. Kendrick	Michael L. Spriggs	Jimmy R. Fairbanks, Jr.
William J. Pridmore

KENTUCKY and TENNESSEE		LOUISIANA

Josh Nickerson	Vice President	John B. Gray	Vice President

Chad H. Frederick	Assistant Vice President

Regional Operations Directors		Regional Operations Directors
Jerry D. Cline	J. Steven Knotts	Sonya L. Acosta	Tabatha A. Green
Zackary S. Coker	Angelia M. Stafford	Bryan W. Cook	Anthony B. Seney
Brian M. Hill	Melissa D. Storck	L. Christopher Deakle
Tammy R. Hood	Gary A. Zortman

TEXAS		VIRGINIA
Lori A. Sanchez	Vice President	M. Summer Clevenger	Vice President

Regional Operations Directors		Regional Operations Directors
Lauren M. Munoz	Chadd D. Stewart	Ryan L. Seveke
Brittany L. Rubio

HOME OFFICE ADMINISTRATION

Billy Fuller	Senior Vice President – Branch Operations	James P. Smith	Senior Vice President – Branch Operations
Virginia K Palmer	Senior Vice President – Operations Administration	Mary Zimmerman	Senior Vice President - Human Resources
Kelly Abernathy	Vice President - Fair & Responsible Lending	Pat Kenny	Vice President – Branch Operations Support
Richard J. Brandt	Vice President – Internal Audit	Brian D. Lingle	Vice President – Controller
Angela C. Brock	Vice President –Credit Reporting & Compliance Monitoring	Timothy E. Ott	Vice President – Information Technology Applications
Richard C. Chapman	Vice President – Financial Planning and Analysis	Kenneth B. Proctor	Vice President – State Regulatory Compliance
Brian K. Davis	Vice President – Marketing	Joe Schubert	Vice President – Governmental and Regulatory Affairs
Stacey Estes	Vice President – Real Estate and Property Management	Edmund V. Tanner	Vice President – Real Estate Compliance
Shelby Gober	Vice President - Employee Development	Valerie B. Younts	Vice President – Regulatory Counsel
John-Mark Jones	Vice President - information Security	Justin Wiles	Vice President - Project Management

___________________
2023 BEN F. CHEEK, JR. "OFFICE OF THE YEAR"
*********************
** PICTURE OF EMPLOYEES **
*********************
This award is presented annually in recognition of the office that represents the highest overall performance within the Company. Congratulations to the entire Sylvania, Georgia staff for this significant achievement. The Friendly Franklin Folks salute you!

(Graphic showing state maps of Alabama, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Texas, and Virginia which is regional operating territory of Company and listing of branch offices)

1st FRANKLIN FINANCIAL CORPORATION BRANCH OFFICES

ALABAMA
Adamsville	Brewton	Fort Payne	Moulton	Prattville	Talladega
Albertville	Clanton	Gadsden	Muscle Shoals	Robertsdale	Tallassee
Alexander City	Cullman	Hamilton	Oneonta	Russellville (2)	Troy
Andalusia	Decatur	Huntsville (2)	Opelika	Saraland	Trussville
Arab	Dothan	Jackson	Oxford	Scottsboro	Tuscaloosa
Athens	Enterprise	Jasper	Ozark	Selma	Wetumpka
Bay Minette	Fayette	Mobile	Pelham	Sylacauga
Bessemer	Florence	Moody	Pell City

GEORGIA
Acworth	Canton	Dalton	Greensboro	Manchester	Swainsboro
Adel	Carrollton	Dawson	Griffin	McDonough	Sylvania
Albany (2)	Cartersville	Douglas (2)	Hartwell	Milledgeville	Sylvester
Alma	Cedartown	Douglasville	Hawkinsville	Monroe	Thomaston
Americus	Chatsworth	Dublin	Hazlehurst	Montezuma	Thomasville
Athens (2)	Clarkesville	East Ellijay	Helena	Monticello	Thomson
Augusta	Claxton	Eastman	Hinesville (2)	Moultrie	Tifton
Bainbridge	Clayton	Eatonton	Hiram	Nashville	Toccoa
Barnesville	Cleveland	Elberton	Hogansville	Newnan	Tucker
Baxley	Cochran	Fayetteville	Jackson	Perry	Valdosta
Blairsville	Colquitt	Fitzgerald	Jasper	Pooler	Vidalia
Blakely	Columbus (2)	Flowery Branch	Jefferson	Richmond Hill	Villa Rica
Blue Ridge	Commerce	Forest Park	Jesup	Rome	Warner Robins (2)
Bremen	Conyers	Forsyth	Kennesaw	Royston	Washington
Brunswick	Cordele	Fort Valley	LaGrange	Sandersville	Waycross
Buford	Cornelia	Fort Oglethorpe	Lavonia	Savannah	Waynesboro
Butler	Covington	Gainesville	Lawrenceville	Statesboro	Winder
Cairo	Cumming	Garden City	Macon (2)	Stockbridge
Calhoun	Dahlonega	Georgetown	Madison

KENTUCKY
Cadiz	Hopkinsville	Louisville	Morehead	Richmond	Shepherdsville
Elizabethtown	Jackson	Madisonville	Paducah	Shelbyville	Somerset
Harlan

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Shreveport
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Slidell
Covington	Houma

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland

1st FRANKLIN FINANCIAL CORPORATION BRANCH OFFICES (Continued)
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Georgetown	Laurens	North Charleston	Summerville
Anderson	Chester	Greenwood	Lexington	North Greenville	Sumter
Batesburg-Leesville	Columbia	Greer	Manning	Orangeburg	Union
Beaufort	Conway	Hartsville	Marion	Rock Hill	Walterboro
Boiling Springs	Dillon	Irmo	Moncks Corner	Seneca	Winnsboro
Camden	Easley	Lake City	Myrtle Beach	Simpsonville	York
Cayce	Florence	Lancaster	Newberry	Spartanburg
Charleston	Gaffney

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Morristown	Sevierville
Bristol	Dayton	Hixson	Lenoir City	Murfreesboro	Springfield
Clarksville	Dickson	Jackson	Lexington	Newport	Smyrna
Cleveland	Dyersburg	Johnson City	Madisonville	Powell	Tazewell
Columbia	Elizabethton	Kingsport	Maryville	Pulaski	Tullahoma
Cookeville	Fayetteville	Lafayette	Millington	Savannah	Winchester
Cordova	Gallatin	LaFollette

TEXAS
Austin (2)	Corpus Christi	Longview	New Braunfels	Rosenburg	Texarkana
Bastrop	Hunstville	Lufkin	Pasadena	San Antonio (3)	Victoria
Conroe	Katy	Missouri City	Pearland	Temple

VIRGINIA
Abingdon	Chesapeake (2)	Colonial Heights	Danville	Mechanicsville	Yorktown

1st FRANKLIN FINANCIAL CORPORATION
MISSION STATEMENT:
"Serving communities by offering opportunities to individuals and families through financial services.”
CORE VALUES:
➢    Team: Be Trustworthy
➢    Impact: Be Intentional
➢    People: Be Exceptional
➢    Service: Be Humble