Form 10-Q
period 2024-03-31
1st FRANKLIN FINANCIAL CORP
filed 2024-05-15
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2024
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the three months ended March 31, 2024 is incorporated by reference herein. See Exhibit 13.
Condensed Consolidated Statements of Financial Position (Unaudited): March 31, 2024 and December 31, 2023
Condensed Consolidated Statements of Income and Retained Earnings (Unaudited): Three Months Ended March 31, 2024 and March 31, 2023
Condensed Consolidated Statements of Comprehensive Income (Unaudited): Three Months Ended March 31, 2024 and March 31, 2023
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited): Three Months Ended March 31, 2024 and March 31, 2023
Condensed Consolidated Statements of Cash Flows (Unaudited): Three Months Ended March 31, 2024 and March 31, 2023
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the three months ended March 31, 2024 is incorporated by reference herein. See Exhibit 13.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three months ended March 31, 2024 is incorporated by reference herein. See Exhibit 13.
ITEM 4.    Controls and Procedures:
We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5.    Legal Proceedings:

There were no material developments in the Company’s legal proceedings during the quarter ended March 31, 2024. For previously reported information about the Company’s legal proceedings, refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the period ended December 31, 2023.

In addition, the Company is, and expects to be, involved in various legal proceedings incidental to its business from time to time. In the opinion of Management, the ultimate resolution of any such known claims or proceedings is not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.
ITEM 6.    Exhibits:

(a)Exhibits:
3.1
Amended and Restated Articles of Incorporation of 1st Franklin Financial Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K/A filed with the SEC April 19, 2024).

3.2	Amended and Restated Bylaws of 1st Franklin Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K/A filed with the SEC on April 19, 2024).

13	Quarterly Report to Investors as of and for the Three Months Ended March 31, 2024.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: May 15, 2024

1st FRANKLIN FINANCIAL CORPORATION

QUARTERLY REPORT TO INVESTORS
AS OF AND FOR THE
THREE MONTHS ENDED
MARCH 31, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following narrative is Management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “our” or “we”) financial condition and operating results as of and for the three months ended March 31, 2024 and 2023. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s 2023 Annual Report. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.
Forward-Looking Statements:
Certain information in this discussion and other statements contained in this Quarterly Report are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. The Company's actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein, which involve known and unknown risks and uncertainties. Possible factors that could cause actual future results to differ from expectations include, but are not limited to, adverse general economic conditions, including changes in employment rates or in the interest rate environment, unexpected reductions in the size or collectability of our loan portfolio, unexpected increases in our allowance for credit losses, reduced sales or increased redemptions of our securities, unavailability of borrowings under our credit facility, federal and state regulatory changes affecting consumer finance companies, unfavorable outcomes in legal proceedings and those risks and uncertainties described under “Risk Factors” in our 2023 Annual Report, as well as other factors referenced elsewhere in our filings with the Securities and Exchange Commission from time to time. The Company undertakes no obligation to update any forward-looking statements, except as required by law.
The Company:
We are engaged in the consumer finance business, primarily in making consumer installment loans to individuals. Our other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans on real estate. All of our loans are at fixed rates, and contain fixed terms and fixed payments. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income. The Company and its operations are guided by a strategic plan which includes planned growth through strategic geographic expansion of our branch office network. As of March 31, 2024, the Company’s business was operated through 118 branch offices in Georgia, 48 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 22 in Texas, 14 in Kentucky, and 7 in Virginia.
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
As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. Five (5) putative class action lawsuits were filed against the Company in the United States District Court for the Northern District of Georgia in March 2023. All five (5) cases were consolidated into one, known as: Moreland v. 1st Franklin Financial Corporation, The plaintiffs generally assert claims of negligence, breach of implied contract and violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose personally identifiable information ("PII") was accessed in the November 2022 cyber-attack on the Company. The Company has successfully defended the consolidated case and on January 11, 2024, the Court administratively dismissed the entire case. The plaintiffs filed a motion with the Court to reconsider its decision, which the Court denied on April 4, 2024. The plaintiffs may attempt to appeal to the United States Court of Appeals for the 11th Circuit, or may seek to proceed with the disputes on an individual basis in arbitration. The ultimate outcome of these matters can not be determined at this time.
Financial Condition:
The Company’s total assets decreased $9.2 million (1%) to $1,231.1 million at March 31, 2024 compared to $1,240.3 million at December 31, 2023. The decrease was primarily due to a decrease in our net loan portfolio that was partially offset by an increase in other assets.
Cash and cash equivalents (excluding restricted cash) decreased $1.4 million (6%) at March 31, 2024 while restricted cash increased $2.1 million (18%) compared to December 31, 2023. Restricted cash consists of funds maintained in restricted accounts at the Company's insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. See Note 3, "Investment Securities" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of amounts held in trust. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers.
Gross loan originations increased $34.1 million for the three-month period ended March 31, 2024, compared to the same period last year. However, our net loan portfolio decreased 1% to $850.6 million at March 31, 2024 compared to December 31, 2023. For same period last year the portfolio decreased 9%. Included in our net loan portfolio is our allowance for credit losses which reflects estimated current expected credit losses in the loan portfolio as of the date of the statement of financial position. Management decreased the allowance $2.6 million to $68.8 million at March 31, 2024, compared to $71.4 million at December 31, 2023. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses inherent in the portfolio as of March 31, 2024; however, unexpected changes in trends or deterioration in economic conditions could result in additional changes in the allowance. Any change in our allowance for credit losses could have a material impact on our results of operations or financial condition in the future.
The Company’s investment securities portfolio decreased $2.4 million (1%) compared to the prior year-end. The majority of the decrease was due to a decrease in fair market values. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of obligations of states and political subdivisions. Investment securities have been designated as “available for sale” at March 31, 2024 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Operating lease right-of-use assets increased $1.2 million (3%) in the three months ended March 31, 2024 mainly due to an increase in the number branches in the Company's network.
Other assets increased by $3.3 million (7%) compared to the prior year-end. Increases in prepaid software licenses and fees of $0.6 million and capitalized software development costs of $1.9 million were the primary drivers of the increase.
The Company's senior debt is comprised of a line of credit from a bank and the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at March 31, 2024 was $908.0 million compared to $912.7 million at December 31, 2023, representing a decrease of $4.7 million (1%). There was a reduction of $12.3 million (10%) in the outstanding balance on the bank line of credit and a decrease of $5.6 million (6%) in senior demand notes. Decreases were offset by increases of $12.0 million (2%) in commercial paper and $1.2 million (4%) in subordinated debentures.
Operating lease liabilities increased $1.4 million (3%) while accrued expenses and other liabilities decreased $3.9 million (20%) to $16.1 million at March 31, 2024 compared to $20.0 million at December 31,

2023. The Company’s incentive bonus accrual was the primary factor causing the decrease in accrued expenses and other liabilities.
Results of Operations:
During the three months ended March 31, 2024, total revenues were $93.0 million compared to $84.3 million during the same period a year ago. Growth year over year in the Company’s loan portfolio resulted in higher interest and finance charge revenue and an increase in insurance premium and commission revenue for the three months ended March 31, 2024. Net income was $2.1 million, for the three-month period ended March 31, 2024, an $8.8 million (131%) increase compared to the same period last year. Increased interest income and a reduction in provision for credit losses were partially offset by higher interest costs and increased operating expenses.
Net Interest Income
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest-bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income increased $2.7 million (4%) during the three months ended March 31, 2024 compared to the same period ended March 31, 2023. The average daily net loan balances increased $63.4 million (7%) for the three months just ended compared to the same period a year ago.
For the three-month period ended March 31, 2024 average daily borrowings increased $74.4 million (9%), compared to the same period in 2023. The Company's average borrowing rates were 5.79% and 4.00% during the three-month periods ended March 31, 2024, and 2023, respectively. Interest expense increased $4.5 million (52%) during the three months just ended, compared to the same period a year ago due to the higher average daily borrowings and higher cost of funds.
Management projects that, based on historical results and current estimates, average net receivables will grow during the remainder of 2024, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact our net interest income.
Insurance Revenue
Insurance revenues were $1.2 million (9%) higher during the three months ended March 31, 2024, compared to the same period a year ago. Insurance claims and expenses decreased $0.6 million (14%) for the three-month period just ended, as compared to the same period a year ago.
Other Revenue
Other revenue increased $0.3 million (22%) for the three months ended March 31, 2024, compared to the same period last year. The increase is mainly due to increased sales of auto club memberships offered to loan customers.
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
The provision for credit losses decreased $5.8 million (23%) during the three-month period ended March 31, 2024 compared to the same period last year. Net charge-offs decreased $3.9 million (15%) to $22.3 million during the three-month period ended March 31, 2024, compared to the same period last year.
The allowance for credit losses decreased $2.6 million (4%) at March 31, 2024 compared to December 31, 2023 due to a decrease in portfolio balance and an improved macroeconomic outlook.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.
During the period ended March 31, 2024, the Company engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. For further information regarding the change in technique, refer to the Critical Accounting Policies section below. In addition, please see Note 2, "Loans" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of estimated credit losses. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future period, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Other Operating Expenses
Other operating expenses increased $1.4 million (3%) during the three months ended March 31, 2024, compared to the same period a year ago. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense increased $1.0 million (3%) during the three months ended March 31, 2024, compared to the same period in 2023. An increase in the number of employees and inflation-based salary adjustments for certain team members were the primary reason for the increase for the three-month period.
Occupancy expenses increased $0.4 million (8%) during the three months ended March 31, 2024, compared to the same period a year ago. Increases in monthly rent expenses, maintenance expenses, and new branch openings attributed to the increase in occupancy expenses.
Other expenses were flat during the three months ended March 31, 2024, compared to the same period in 2023.
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
Effective income tax rate was 39% during the three months ended March 31, 2024, compared to (17)% during the same period ended March 31, 2023. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Quantitative and Qualitative Disclosures About Market Risk:
Volatility in market interest rates can impact the Company’s investment portfolio and the interest rates paid on its bank borrowings and debt securities. Changes in interest rates have more impact on the income earned on investments and the Company’s borrowing costs than on interest income earned on loans, as Management does not normally change the rates charged on loans originated solely as a result of changes in the interest rate environment. These exposures are monitored and managed by the Company as an integral part of its overall cash management program. It is Management’s goal to minimize any adverse effect that movements in interest rates may have on the financial condition and operations of the Company. Please refer to the market risk analysis discussion in our 2023 Annual Report as, for a more detailed analysis of our market risk exposure. There have been no material changes to our market risk during the three months ended March 31, 2024.
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
As of March 31, 2024 and December 31, 2023, the Company had $21.4 million and $22.8 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
The Company's investment securities can be converted into cash, if necessary. Georgia state insurance regulations limit the use an insurance company can make of its assets. Ordinary dividend payments to the Company by its wholly owned life insurance subsidiary are subject to annual limitations and are restricted to the lesser of 10% of policyholder's statutory surplus or the net statutory gain from operations before recognizing realized investment gains of the individual insurance subsidiary during the prior year. Dividend payments to a parent company by its wholly-owned property and casualty subsidiary are subject to annual limitations and are restricted to the lessor of 10% of policyholders' surplus or the net statutory income before recognizing realized investment gains of the individual insurance subsidiary during the prior two years. Any dividends above these state limitations are termed "extraordinary dividends" and must be approved in advance by the Georgia Insurance Commissioner. The maximum aggregate amount of dividends these subsidiaries could have paid to the Company during 2023, without prior approval of the Georgia Insurance Commissioner, was approximately $40.8 million.
At December 31, 2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $129.9 million and $111.0 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2024, without prior approval of the Georgia Insurance Commissioner, is approximately $49.7 million. On November 28, 2023, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department did not deny such requests with the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2024. Effective February 1, 2024, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2027. At March 31, 2024, an advance of $30 million and accrued interest of $1.8 million on this advance was outstanding on the Parent's credit line with Frandisco Property and Casualty Insurance Company.
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
The Company's continued liquidity is therefore also dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility with Wells Fargo Bank, N.A. This credit agreement (as amended from time to time, the "credit agreement") provides for borrowings or re-borrowings of up to $230.0 million or 70% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. At March 31, 2024 and December 31, 2023, $109.8 million and

$122.1 million, respectively, were outstanding under the credit line. The credit agreement has a commitment termination date of February 28, 2025. Management believes the current credit facility, when considered with funds expected to be available from operations, should provide sufficient liquidity for the Company.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of 0.50%. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 2.75%. The interest rate on the credit agreement at March 31, 2024 and December 31, 2023 was 8.18% and 8.19%, respectively.
The credit agreement requires the Company to comply with certain covenants customary for financing transactions of this nature, including, among others, maintaining a minimum interest coverage ratio, a minimum loss reserve ratio, a minimum ratio of earnings to interest, taxes and depreciation and amortization to interest expense, a minimum asset quality ratio, a minimum consolidated tangible net worth ratio, and a maximum debt to tangible net worth ratio, each as defined in the credit agreement. The Company must also comply with certain restrictions on its activities consistent with credit facilities of this type, including limitations on: (a) restricted payments; (b) additional debt obligations (other than specified debt obligations); (c) investments (other than specified investments); (d) mergers, acquisitions, or a liquidation or winding up; (e) modifying its organizational documents or changing lines of business; (f) modifying certain contracts; (g) certain affiliate transactions; (h) sale-leaseback, synthetic lease, or similar transactions; (i) guaranteeing additional indebtedness (other than specified indebtedness); (j) capital expenditures; or (k) speculative transactions. The credit agreement also restricts the Company or any of its subsidiaries from creating or allowing certain liens on their assets, entering into agreements that restrict their ability to grant liens (other than specified agreements), or creating or allowing restrictions on any of their ability to make dividends, distributions, inter-company loans or guaranties, or other inter-company payments, or inter-company asset transfers.
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
We use a Probability of Default ("PD") / Loss Given Default ("LGD") technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the loan pools to identify the instances of loss (PDs) and the average severity of losses (LGDs). We engaged a major rating service provider to assist with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights to be applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects our best estimate of expected credit losses. There was not a material impact on the Company’s expected credit losses as a result of the change. The output of both models was within the range of acceptable values.
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
Recent Accounting Pronouncements:
See Note 1, "Basis of Presentation - Recent Accounting Pronouncements," in the accompanying "Notes to Consolidated Financial Statements" for a discussion of new accounting standards and the expected impact of accounting standards recently issued but not yet required to be adopted. For pronouncements already adopted, any material impacts on the Company’s condensed consolidated financial statements are discussed in the applicable section(s) of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CASH AND CASH EQUIVALENTS	$21,411,563	$22,775,852

RESTRICTED CASH	14,193,006	12,059,022

LOANS:
Direct Cash Loans	959,064,044	972,567,737
Real Estate Loans	28,193,057	29,812,798
Sales Finance Contracts	172,234,348	175,548,110
	1,159,491,449	1,177,928,645

Less: Unearned Finance Charges	172,018,593	174,043,203
Unearned Insurance Premiums and Commissions	68,136,041	69,748,304
Allowance for Credit Losses	68,759,540	71,361,745
Net Loans	850,577,275	862,775,393

INVESTMENT SECURITIES:
Available for Sale, at fair value	247,729,979	250,085,804

OTHER ASSETS:
Operating Lease Right-of-Use Assets	43,168,942	41,938,371
Other Assets	53,975,125	50,662,318
	97,144,067	92,600,689

TOTAL ASSETS	$1,231,055,890	$1,240,296,760

LIABILITIES AND STOCKHOLDERS' EQUITY
SENIOR DEBT	$878,262,990	$884,191,786
OPERATING LEASE LIABILITIES	44,404,517	43,034,942
ACCRUED EXPENSES AND OTHER LIABILITIES	16,051,335	19,952,978
SUBORDINATED DEBT	29,760,404	28,533,940
Total Liabilities	968,479,246	975,713,646

STOCKHOLDERS' EQUITY:
Preferred Stock: $100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common Stock
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding	—	—
Accumulated Other Comprehensive (Loss)	(23,057,361)	(18,955,725)
Retained Earnings	285,464,005	283,368,839
Total Stockholders' Equity	262,576,644	264,583,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,231,055,890	$1,240,296,760
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

INTEREST INCOME	$76,095,071	$68,966,641
INTEREST EXPENSE	13,095,792	8,629,059
NET INTEREST INCOME	62,999,279	60,337,582

Provision for Credit Losses	19,656,318	25,414,420

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,342,961	34,923,162

INSURANCE INCOME
Premiums and Commissions	14,959,050	13,773,450
Insurance Claims and Expenses	4,090,427	4,734,793
Total Net Insurance Income	10,868,623	9,038,657

OTHER REVENUE	1,916,658	1,569,723

OTHER OPERATING EXPENSES
Personnel Expense	29,282,773	28,304,267
Occupancy Expense	5,550,377	5,141,670
Other	17,843,847	17,822,539
Total	52,676,997	51,268,476

INCOME / (LOSS) BEFORE INCOME TAXES	3,451,245	(5,736,934)

Provision for Income Taxes	1,356,079	948,030

NET INCOME / (LOSS)	$2,095,166	$(6,684,964)

BASIC AND DILUTED EARNINGS PER SHARE
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$12.32	$(39.32)
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net Income / (Loss)	$2,095,166	$(6,684,964)

Other Comprehensive (Loss) / Gain:
Net changes related to available-for-sale securities
Unrealized (losses) / gains	(5,076,724)	6,618,074
Income tax benefit / (provision)	1,079,432	(1,387,399)
Net unrealized (losses) / gains	(3,997,292)	5,230,675

Less reclassification of gain to net income	104,344	31,947

Total Other Comprehensive (Loss) / Gain	(4,101,636)	5,198,728

Total Comprehensive (Loss)	$(2,006,470)	$(1,486,236)
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Three Months Ended March 31, 2024:
Balance at December 31, 2023	170,000	$170,000	$283,368,839	$(18,955,725)	$264,583,114
Comprehensive Income:
Net Income	—	—	2,095,166	—
Other Comprehensive Loss	—	—	—	(4,101,636)
Total Comprehensive Loss	—	—	—	—	(2,006,470)
Cash Distributions Paid	—	—	—	—	—
Balance at March 31, 2024	170,000	$170,000	$285,464,005	$(23,057,361)	$262,576,644

Three Months Ended March 31, 2023:
Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024
Comprehensive Income:
Net Loss	—	—	(6,684,964)	—
Other Comprehensive Income	—	—	—	5,198,728
Total Comprehensive Loss	—	—	—	—	(1,486,236)
Cash Distributions Paid	—	—	(2,685,090)	—	(2,685,090)
Balance at March 31, 2023	170,000	$170,000	$276,154,786	$(21,203,088)	$255,121,698
See Notes to Unaudited Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss)	$2,095,166	$(6,684,964)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,656,318	25,414,420
Depreciation and amortization	2,030,771	1,297,425
Deferred tax provision / (benefit)	6,617	(16,992)
Net gains due to called redemptions of marketable securities and amortization on securities	(214,499)	(102,281)
Increase in other assets	(1,756,508)	(1,481,936)
Decrease in other liabilities	(3,901,643)	(14,339,490)
Net Cash Provided	17,916,222	4,086,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(141,018,648)	(136,896,019)
Loan payments received	133,560,448	131,355,392
Purchases of securities, available for sale	(4,956,618)	(2,569,750)
Redemptions of securities, available for sale	2,335,000	5,350,000
Capital Expenditures	(2,348,805)	(336,545)
Proceeds from Sale of Fixed Assets	6,000	—
Net Cash Used	(12,422,623)	(3,096,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in senior demand notes	(5,647,937)	(5,668,242)
Advances on credit line	44,415,120	63,131,238
Payments on credit line	(56,715,120)	(50,112,238)
Commercial paper issued	30,920,487	36,645,461
Commercial paper redeemed	(18,922,918)	(36,417,058)
Subordinated debt securities issued	2,545,529	1,310,062
Subordinated debt securities redeemed	(1,319,065)	(2,108,315)
Dividends / distributions	—	(2,685,090)
Net Cash (Used) / Provided	(4,723,904)	4,095,818

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	769,695	5,085,078

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	34,834,874	65,434,228

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$35,604,569	$70,519,306

Cash paid during the year for -
Interest Paid	$29,514,305	$8,629,059
Income Taxes Paid	5,000	21,212
Non-cash transactions for -
ROU assets and associated liabilities	2,923,154	2,441,577
See Notes to Unaudited Condensed Consolidated Financial Statements

-NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the "Company") should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto as of December 31, 2023 and for the year then ended included in the Company's 2023 Annual Report filed with the Securities and Exchange Commission. Inter-company accounts and transactions have been eliminated from the condensed consolidated financial statements.
In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2024 and December 31, 2023, its consolidated results of operations and comprehensive income for the three months ended March 31, 2024 and 2023 and its consolidated cash flows for the three months ended March 31, 2024 and 2023. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
The computation of earnings per share is self-evident from the accompanying Condensed Consolidated Statements of Income and Retained Earnings (Unaudited). The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash (in thousands) reported in the condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and Cash Equivalents	$21,412	$22,776
Restricted Cash	14,193	12,059
Total Cash, Cash Equivalents and Restricted Cash	$35,605	$34,835
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
During the three months ended March 31, 2024, and 2023, the Company recognized interest related revenue of $76.1 million and $69.0 million, respectively, insurance related revenue of $15.0 million and $13.8 million, respectively, and other revenue from contracts with customers of $1.9 million and $1.6 million, respectively.

Recent Accounting Pronouncements:
In November 2023, the Financial Accounting Standards Board "FASB" issued ASU 2023-07, improving the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. These enhanced disclosures require reporting of incremental segment information on an annual and interim basis for all public entities, including public entities with only one reportable segment, to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024, and early adoption is permitted. The segment reporting guidance should be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.
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

Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2024	2023

Loans originated/acquired:
Originated	$277,747	$246,983
Purchased	3,356	—
Less Non-Cash Reconciling items:
Other Consumer renewed loans (live check and premier)	64,551	49,626
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	75,533	60,461
Loans originated/acquired per Consolidated Statements of Cash Flows:	$141,019	$136,896

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
The Company’s Gross Balances (in thousands) by loan class as of March 31, 2024 and December 31, 2023:
Gross Balance (in thousands) by Origination Year as of March 31, 2024:

Loan Class	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$48,856	$91,689	$9,553	$1,710	$242	$39	$152,089
Direct Cash Loans: Premier Loans	2,714	9,290	21,848	8,212	1,591	480	44,135
Direct Cash Loans: Other Consumer Loans	188,709	439,539	90,400	32,008	6,070	2,597	759,323
Real Estate Loans	—	2,071	1,322	10,296	4,312	9,670	27,671
Sales Finance Contracts	22,718	84,950	40,761	15,878	6,291	819	171,417
Total	$262,997	$627,539	$163,884	$68,104	$18,506	$13,605	$1,154,635

Gross Balance (in thousands) by Origination year as of December 31, 2023:

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$136,419	$16,682	$2,661	$376	$36	$17	$156,191
Direct Cash Loans: Premier Loans	11,890	27,961	10,878	2,160	505	170	53,564
Direct Cash Loans: Other Consumer Loans	582,489	123,277	41,431	8,044	2,536	854	758,631
Real Estate Loans	2,075	1,365	10,877	4,649	4,118	6,220	29,304
Sales Finance Contracts	98,384	47,852	18,935	8,279	1,142	112	174,704
Total	$831,257	$217,137	$84,782	$23,508	$8,337	$7,373	$1,172,394
Allowance for Credit Losses:
The allowance for credit losses is based on Management's evaluation of the inherent risks and changes in the composition of the Company's loan portfolio. When the Company implemented ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), loans outstanding with similar risk characteristics were collectively evaluated in pools utilizing an open pool method, whereby a historical loss rate was calculated and applied to the balance of loans outstanding in the portfolio at each reporting period. This historical loss rate was then adjusted by a macroeconomic forecast and other qualitative factors, as appropriate, to fully reflect the expected losses in the loan portfolio.
For the period ending March 31, 2024 we utilized a Probability of Default (“PD”) / Loss Given Default (“LGD”) technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. We engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. There was not a material impact on the Company’s expected credit losses as a result of the change. The output of both models was within the range of acceptable values.
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
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on grade delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when the graded delinquency on a precomputed loan is less than two payments and when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at March 31, 2024 or March 31, 2023.
The allowance for credit losses decreased by $2.6 million (4%) to $68.8 million as of March 31, 2024, compared to $71.4 million at December 31, 2023.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at March 31, 2024 and December 31, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates.

Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
The Company’s Gross Balance (in thousands) on non-accrual loans by loan class as of March 31, 2024 and December 31, 2023 are as follows:

Loan Class	March 31, 2024	December 31, 2023

Direct Cash Loans: Live Check Loans	$7,784	$10,888
Direct Cash Loans: Premier Loans	1,863	2,526
Direct Cash Loans: Other Consumer Loans	27,467	33,194
Real Estate Loans	835	1,383
Sales Finance Contracts	5,248	6,655
Total	$43,197	$54,646
Age analysis of Gross Balance (in thousands) on past due loans, segregated by loan class:
As of March 31, 2024:

Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,619	$2,795	$6,160	$13,574
Direct Cash Loans: Premier Loans	909	603	1,570	3,082
Direct Cash Loans: Other Consumer Loans	19,794	11,545	22,864	54,203
Real Estate Loans	841	191	1,274	2,306
Sales Finance Contracts	3,519	1,717	3,731	8,967
Total	$29,682	$16,851	$35,599	$82,132
As of December 31, 2023:

Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,555	$4,228	$6,548	$15,331
Direct Cash Loans: Premier Loans	1,142	789	1,713	3,644
Direct Cash Loans: Other Consumer Loans	19,975	11,240	24,433	55,648
Real Estate Loans	776	334	1,403	2,513
Sales Finance Contracts	4,228	2,226	4,142	10,596
Total	$30,676	$18,817	$38,239	$87,732

While aging analysis is the primary credit quality indicator, we also consider loans in non-accrual status, loan restructures where the borrower is experiencing financial difficulty, the ratio of bankrupt accounts to the total Gross Outstanding, and economic factors in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses.
The ratio of bankrupt accounts to the Gross Balance was 1.48% at March 31, 2024, compared to 1.43% at December 31, 2023.

The following table presents the net balance (gross balance less unearned finance charges and unearned insurance (in thousands) in each segment in the portfolio as of March 31, 2024 based on year of origination.

Payment Performance by Origination Year (in thousands)
	2024(1)	2023	2022	2021	2020	Prior	Total Gross Balance Balance
Direct Cash Loans: Live Check Loans
Performing	$48,856	$84,825	$8,790	$1,576	$220	$38	$144,305
Nonperforming	—	6,864	763	134	22	1	7,784
	$48,856	$91,689	$9,553	$1,710	$242	$39	$152,089
Direct Cash Loans: Premier Loans
Performing	$2,714	$9,097	$20,744	$7,731	$1,526	$460	$42,272
Nonperforming	—	193	1,104	481	65	20	1,863
	$2,714	$9,290	$21,848	$8,212	$1,591	$480	$44,135
Direct Cash Loans: Other Consumer Loans
Performing	$188,709	$421,340	$84,237	$29,567	$5,623	$2,380	$731,856
Nonperforming	—	18,199	6,163	2,441	447	217	27,467
	$188,709	$439,539	$90,400	$32,008	$6,070	$2,597	$759,323
Real Estate Loans:
Performing	$—	$2,071	$1,300	$9,942	$4,154	$9,369	$26,836
Nonperforming	—	—	22	354	158	301	835
	$—	$2,071	$1,322	$10,296	$4,312	$9,670	$27,671
Sales Finance Contracts:
Performing	$22,718	$82,856	$38,851	$15,045	$5,963	$736	$166,169
Nonperforming	—	2,094	1,910	833	328	83	5,248
	$22,718	$84,950	$40,761	$15,878	$6,291	$819	$171,417
(1)Includes loans originated during the three months ended March 31, 2024.
Gross charge offs (in thousands) by origination year .

	Three Months Ended March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$13	$6,177	$1,348	$159	$23	$19	7,739
Direct Cash Loans: Premier Loans	—	115	767	336	68	18	1,304
Direct Cash Loans: Other Consumer Loans	11	10,135	5,192	1,476	341	290	17,445
Real Estate Loans	—	—	—	—	—	—	—
Sales Finance Contracts	—	1,029	1,196	595	302	51	3,173
Total	$24	$17,456	$8,503	$2,566	$734	$378	$29,661

	Three Months Ended March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$13	$8,025	$1,074	$70	$19	$12	$9,214
Direct Cash Loans: Premier Loans	—	1,066	799	153	61	15	2,094
Direct Cash Loans: Other Consumer Loans	4	11,281	6,041	856	307	173	18,662
Real Estate Loans	—	—	1	7	—	6	14
Sales Finance Contracts	—	1,012	754	518	89	21	2,394
Total	$17	$21,384	$8,669	$1,604	$476	$227	$32,378

Segmentation of the portfolio began with the adoption of ASC Topic 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses (in thousands) based on a collective evaluation.

	Three Months Ended March 31, 2024
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Ending Balance 12/31/2023	$9,832	$2,510	$47,282	$2,488	$9,250	$71,362
Provision for Credit Losses	5,490	263	12,130	(396)	2,169	$19,656
Charge-offs	(7,737)	(1,303)	(17,444)	—	(3,177)	$(29,661)
Recoveries	1,692	389	4,694	3	625	$7,403
Ending Balance 3/31/2024	$9,277	$1,859	$46,662	$2,095	$8,867	$68,760

Modifications to Borrowers Experiencing Financial Difficulty

The Company allows refinancing of delinquent loans on a case-by-case basis for those who satisfy certain eligibility requirements. The eligible customers can include those experiencing temporary hardships, lawsuits, or customers who have declared bankruptcy. In most cases, the loans that are eligible for restructuring are between 90 and 180 days past due. We do not allow the amount of the new loan to exceed the original amount of the existing loan and we believe that refinancing the delinquent loans for certain customers provides the Company with an opportunity to increase its average loans outstanding and its interest, fees, and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.

Legal fees and other direct costs incurred by the Company during a restructuring are expensed when incurred. The effective interest rate for restructured loans is based on the original contractual rate, not the rate specified in the restructuring agreement. The modified loans are adjusted to be recorded at the value of expected cash flows to be received in the future. Modifications that lower the principal balance experience a direct charge-off for the difference of the original and modified principal amount. Substantially all of the restructurings relate to fee and interest rate concessions. The Company only lowers the principal balance in the event of a court order.

The information relating to modifications made to borrowers experiencing financial difficulty (in thousands, except for %) for the period indicated are as follows:

	Three months ended March 31, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,425	3.7%	$546	1.4%	$695	1.8%	$555	1.5%	$374	1.0%
Direct Cash Loans: Premier Loans	163	1.5%	265	2.4%	113	1.0%	278	2.5%	227	2.1%
Direct Cash Loans: Other Consumer Loans	3,983	2.1%	4,348	2.3%	2,796	1.5%	7,446	3.9%	4,623	2.4%
Real Estate Loans	52	0.8%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	251	0.6%	273	0.6%	491	1.1%	1,758	4.1%	137	0.3%
Total	$5,874	2.0%	$5,432	1.9%	$4,095	1.4%	$10,037	3.5%	$5,361	1.9%

	Three months ended March 31, 2023

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,224	0.8%	$670	0.4%	$663	0.4%	$890	0.6%	$317	0.2%
Direct Cash Loans: Premier Loans	319	0.3%	578	0.6%	227	0.2%	493	0.5%	393	0.4%
Direct Cash Loans: Other Consumer Loans	3,807	0.6%	3,620	0.6%	2,770	0.4%	7,948	1.2%	4,791	0.8%
Real Estate Loans	47	0.1%	—	—%	5	—%	—	—%	—	—%
Sales Finance Contracts	177	0.1%	174	0.1%	503	0.3%	1,833	1.2%	125	0.1%
Total	$5,574	0.5%	$5,042	0.5%	$4,168	0.4%	$11,165	1.0%	$5,626	0.5%

The financial effects of the modifications made to borrowers experiencing financial difficulty:
Three months ended March 31, 2024:

Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $1.3 million
	Premier Loans	Reduced the gross balance of the loans $0.4 million
	Other Consumer Loans	Reduced the gross balance of the loans $10.2 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $2.2 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 27.6% to 16.1%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.4% to 15.6%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.1% to 18.5%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 18.0% to 7.9%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 23.0% to 15.8%
Term Extension	Live Check Loans	Added a weighted average 14 months to the term
	Premier Loans	Added a weighted average 15 months to the term
	Other Consumer Loans	Added a weighted average 15 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 14 months to the term

Three months ended March 31, 2023

Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.7 million
	Premier Loans	Reduced the gross balance of the loans $0.2 million
	Other Consumer Loans	Reduced the gross balance of the loans $2.8 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.5 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 26.7% to 16.5%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.2% to 15.1%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.2% to 19.3%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 17.9% to 6.0%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 21.9% to 15.6%
Term Extension	Live Check Loans	Added a weighted average 14 months to the term
	Premier Loans	Added a weighted average 27 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	Added a weighted average 0 months to the term
	Sales Finance Contracts	Added a weighted average 18 months to the term

The aging for loans that were modified for borrowers experiencing financial difficulty in the past 12 months (in thousands):

	March 31, 2024

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$10,239	$1,120	$1,702	$13,061
Direct Cash Loans: Premier Loans	4,818	547	761	6,126
Direct Cash Loans: Other Consumer Loans	67,490	9,092	9,836	86,418
Real Estate Loans	266	27	145	438
Sales Finance Contracts	9,038	1,259	1,240	11,537
Total	$91,851	$12,045	$13,684	$117,580

	March 31, 2023

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Live Check Loans	$4,171	$887	$1,617	$6,674
Premier Loans	4,293	696	740	5,729
Other Consumer Loans	49,933	8,003	10,093	68,029
Real Estate Loans	127	10	152	290
Sales Finance Contracts	6,555	787	1,138	8,480
Total	$65,079	$10,382	$13,741	$89,202
Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off during the three-month period ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Direct Cash Loans: Live Check Loans	$926	$97	$393	$145	$128
Direct Cash Loans: Premier Loans	115	18	49	81	88
Direct Cash Loans: Other Consumer Loans	1,657	596	1,148	980	879
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	84	25	66	310	32
Total	$2,782	$736	$1,656	$1,516	$1,127

	Three Months Ended March 31, 2023

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Direct Cash Loans: Live Check Loans	$864	$105	$369	$144	$81
Direct Cash Loans: Premier Loans	85	45	76	189	67
Direct Cash Loans: Other Consumer Loans	1,583	665	927	1,603	708
Real Estate Loans	3	—	5	—	—
Sales Finance Contracts	81	22	120	245	17
Total	$2,616	$837	$1,497	$2,181	$873
Note 3 – Investment Securities
Investment Securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-Sale
Obligations of states and political subdivisions	$276,368	$247,181	$273,595	$249,601
Corporate securities	$548	$548	$485	$485
Total	$276,916	$247,729	$274,080	$250,086
Gross unrealized losses on investment securities totaled $30.6 million and $26.4 million at March 31, 2024 and December 31, 2023, respectively. The following table provides an analysis of investment securities in an unrealized loss position (in thousands) for which an allowance for credit losses is unnecessary as of March 31, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$54,473	$(1,053)	$130,963	$(29,519)	$185,436	$(30,572)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$33,724	$(421)	$112,931	$(26,017)	$146,655	$(26,438)
The previous two tables represent 202 and 158 investments held by the Company at March 31, 2024 and December 31, 2023, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of March 31, 2024 and December 31, 2023.
No investment securities were sold during the three-month period ended March 31, 2024. Additionally, the Company sold no securities during the year ended December 31, 2023. Proceeds from redemption of investments due the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $2.3 million with a net gain of $0.1 million, $18.0 million with a net gain of $0.2 million, and $5.4 million with a net gain of $0.0 million as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
The Company’s insurance subsidiaries internally designate certain investments as restricted to cover their policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with the Company's property and casualty insurance company subsidiary (“Frandisco P&C”), as grantor, and American Bankers Insurance Company of Florida, as beneficiary. These trusts held $54.4 million and $51.8 million in available-for-sale investment securities at market value at March 31, 2024 and December 31, 2023, repectively. US Bank also serves as trustee under trust agreements with the Company's life insurance company subsidiary (“Frandisco Life”), as grantor, and American Bankers Life Assurance Company, as beneficiary. At March 31, 2024, these trusts held $33.4 million in available-for-sale investment securities at market value compared to $32.3 million at December 31, 2023. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.
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
Loans: The fair value of the Company's direct cash loans and sales finance contracts approximate the carrying value since the estimated life, assuming prepayments, is short-term in nature. The fair value of the Company's real estate loans approximates the carrying value since the interest rate charged by the Company approximates state maximum rates. Loans are classified as a Level 3 financial asset.
Obligations of State and Political Subdivisions: Management has designated the Company's investment securities held in the Company's investment portfolio at March 31, 2024 and December 31, 2023 as being available-for-sale. The investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method; therefore, Marketable Debt Securities are classified as a Level 2 financial asset.
Corporate Securities: The Company estimates the fair value of corporate securities with readily determinable fair values based on quoted prices observed in active markets; therefore, these investments are classified as a Level 1 financial asset.
Senior Debt Securities: The $878.3 million carrying value of the Company's senior debt securities approximates fair value due to the relatively short period of time between the origination of the instruments and their expected payment. Senior debt securities are classified as a Level 2 financial liability.

Subordinated Debt Securities: The $29.8 million carrying value of the Company's subordinated debt securities approximates fair value due to the re-pricing frequency of the securities. Subordinated debt securities are classified as a Level 2 financial liability.
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
Assets measured at fair value (in thousands) as of March 31, 2024 and December 31, 2023 were available-for-sale investment securities which are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2024	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$548	$548	$—	$—
Obligations of states and political subdivisions	247,181	—	247,181	—
Total	$247,729	$548	$247,181	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$485	$485	$—	$—
Obligations of states and political subdivisions	249,601	—	249,601	—
Total	$250,086	$485	$249,601	$—
Note 5 – Leases
The Company's operations are carried on in locations which are occupied under operating lease agreements. These lease agreements are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the three-month period ended March 31, 2024 were $2.3 million compared to $2.4 million for the same period in the prior year. The Company’s lease maturities schedules as of March 31, 2024 and March 31, 2023 are presented in the tables that follow.
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

Remaining lease terms range from 1 to 10 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of ASC Topic 842. Operating leases with a term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets and operating lease liabilities were $43.2 million and $44.4 million at March 31, 2024, respectively and $39.7 million and $40.6 million at March 31, 2023, respectively. At December 31, 2023 the operating lease ROU assets and operating liabilities were $41.9 million and $43.0 million, respectively.

The table below summarizes our lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842:

Three Months Ended March 31, 2024

Operating lease expense	$2,295,477
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,237,265
Weighted-average remaining lease term – operating leases	6.93 years
Weighted-average discount rate – operating leases	5.62%

Lease maturity schedule as of March 31, 2024:	Amount
Remainder of 2024	$6,816,195
2025	8,837,686
2026	8,147,781
2027	7,221,212
2028	6,311,339
2029 and beyond	16,420,652
Total	53,754,865
Less: Discount	(9,350,348)
Present Value of Lease Liability	$44,404,517

Three Months Ended March 31, 2023

Operating lease expense	$2,037,653
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,012,876
Weighted-average remaining lease term – operating leases	7.14 years
Weighted-average discount rate – operating leases	5.02%

Lease maturity schedule as of March 31, 2023:	Amount
Remainder of 2023	$6,046,064
2024	7,518,396
2025	7,142,249
2026	6,564,468
2027	5,735,407
2028 and beyond	15,400,960
Total	48,407,544
Less: Discount	(7,781,461)
Present Value of Lease Liability	$40,626,083

Note 6 – Commitments and Contingencies
We conduct our lending operations under the provisions of various federal and state laws, implementing regulations, and insurance regulations. Changes in the current regulatory environment, or the interpretation or application of current regulations, could impact our business.
The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of its business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable, the peril or claim is uninsured or under-insured, and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the uninsured or under-insured loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the uninsured or under-insured loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated uninsured or under-insured loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss (whether on the merits or by virtue of the existence of collectible insurance) would not be material.

Five (5) putative class action lawsuits were filed against the Company in the United States District Court for the Northern District of Georgia in March 2023. All five (5) cases were consolidated into one, known as: Moreland v. 1st Franklin Financial Corporation, The plaintiffs generally assert claims of negligence, breach of implied contract and violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose PII was accessed in the November 2022 cyber-attack on the Company. The Company has successfully defended the consolidated case and on January 11, 2024, the Court administratively dismissed the entire case. The plaintiffs filed a motion with the Court to reconsider its decision, which the Court denied on April 4, 2024. The plaintiffs may attempt to appeal to the United States Court of Appeals for the 11th Circuit, or may seek to proceed with the disputes on an individual basis in arbitration. The ultimate outcome of these matters can not be determined at this time.
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
Effective income tax rate was 39% during the three months ended March 31, 2024, respectively, compared to (17)% during the same period ended March 31, 2023. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.

On April 18, 2024, the State of Georgia enacted tax legislation that reduces the corporate income tax rate from 5.75% to 5.39% effective for the 2024 tax year. This legislation will reduce the amount of the Company’s income tax expense in the State of Georgia and reduce existing state accumulated deferred tax liabilities. The Company is still evaluating the impacts of this legislation, which is not expected to have a material impact on net income.
Note 8 – Credit Agreement
The Company is party to a credit agreement with Wells Fargo Bank, N.A. As amended to date, the credit agreement provides for borrowings and reborrrowings up to the lesser of $230.0 million or 70% of the Company’s net finance receivables (as defined in the credit agreement). Available borrowings under the credit agreement were $120.3 million and $108.0 million at March 31, 2024 and December 31, 2023, at interest rates of 8.18% and 8.19%, respectively. Outstanding borrowings on the credit line were $109.8 million and $122.1 million at March 31, 2024 and December 31, 2023, respectively. The credit agreement contains covenants customary for financing transactions of this type. Required monthly reports include the Company's performance on its covenants. The credit agreement has a commitment termination date of February 28, 2025.
Note 9 – Related Party Transactions
The Company leased a portion of its properties (see Note 5) for an aggregate of $102,400 per year from certain officers or stockholders.
The Company engages from time to time in transactions with related parties. The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.2 million at March 31, 2024.
The Company also has a loan for premium payments to a trust of a retired executive officer’s irrevocable life insurance policy. The principal balance on this loan at March 31, 2024 was $0.5 million. Please refer to the disclosure contained in Note 12 “Related Party Transactions” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 for additional information on related party transactions.
The Company also maintains a non-qualified deferred compensation plan for employees who receive compensation in excess of the amount provided in Section 401(a)(17) of the Internal Revenue Code (the "Code"), as such amount may be adjusted from time to time in accordance with the Code.

Note 10 – Segment Financial Information
The Company discloses segment information in accordance with ASC Topic 280. ASC Topic 280 requires companies to determine segments based on how Management makes decisions about allocating resources to segments and measuring their performance.
The Company has eleven divisions which comprise its operations. Each division consists of branch offices that are aggregated based on vice president responsibility and geographic location. Each state has one vice president of operations, with the exception of Georgia. Georgia is split into three divisions, North Georgia ("NGA"), Middle Georgia ("MGA"), and South Georgia ("SGA").
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

Below is a performance recap of each of the Company’s divisions for the three-month periods ended March 31, 2024, and 2023, followed by a reconciliation to consolidated Company data.

	SC Division	MGA Division	SGA Division	AL Division	MS Division	VA Division	TN Division	KY Division	LA Division	TX Division	NGA Division	Total
	for the three months ended (in thousands)
Division Revenues:
3/31/24	$11,923	$11,229	$11,595	$13,294	$9,067	$1,063	$8,783	$1,464	$7,688	$2,476	$9,916	$88,498
3/31/23	$10,962	$10,445	$10,916	$11,978	$8,648	$19	$8,282	$464	$7,201	$1,359	$9,397	$79,671

Division Profit:
3/31/24	$2,397	$3,566	$4,063	$5,447	$1,971	$(359)	$1,862	$(216)	$1,627	$(643)	$2,920	$22,635
3/31/23	$1,466	$2,754	$3,647	$1,930	$1,263	$(36)	$723	$(274)	$971	$(532)	$1,908	$13,820

	for the three and twelve months ended (in millions)
Division Assets:
3/31/24	$122	$131	$126	$163	$96	$18	$99	$19	$85	$36	$116	$1,011
12/31/23	$126	$133	$129	$166	$98	$14	$100	$18	$88	$31	$117	$1,020

	3 Months Ended 03/31/2024	3 Months Ended 03/31/2023
	(in 000’s)	(in 000’s)
Reconciliation of Revenues:
Total revenues from reportable divisions	$88,499	$79,671
Corporate finance charges earned, not allocated to divisions	115	41
Corporate investment income earned, not allocated to divisions	2,585	2,412
Timing difference of insurance income allocation to divisions	1,674	2,126
Other revenue not allocated to divisions	97	61
Consolidated Revenues (1)	$92,970	$84,311

	3 Months Ended 03/31/2024	3 Months Ended 03/31/2023
	(in 000’s)	(in 000’s)
Reconciliation of Income Before Taxes:
Profit per division	$22,635	$13,820
Corporate earnings not allocated	4,472	4,640
Corporate expenses not allocated	(23,656)	(24,197)
Consolidated Income Before Income Taxes	$3,451	$(5,737)

(1) Includes Interest Income, Premiums and Commissions, and Other Revenue.
Note 11 – Subsequent Event
On April 1, 2024, the Company, Wells Fargo Bank, N.A. and other financial institutions party thereto entered into a Seventh Amendment to the credit agreement (the "Seventh Amendment"). The Seventh Amendment, among other things, amends the financial covenants in the credit agreement to provide that as of the end of each calendar month, the Company shall maintain an EBITDA Ratio (as defined in the credit agreement) of not less than 1.25 to 1.0, commencing with the calendar month ending March 31, 2024.

BRANCH OPERATIONS

SOUTH CAROLINA & VIRGINIA		MIDDLE GEORGIA

M. Summer Clevenger	Vice President	Jennifer C. Purser	Vice President

Regional Operations Directors		Regional Operations Directors

Nicholas D. Blevins	Gerald D. Rhoden	Janet R. Brownlee	James A. Mahaffey
Lonnie Boston III	Ryan Seveke	Ronald E. Byerly	Deloris O’Neal
Jenna L. Henderson	Gregory A. Shealy	Kathryn D. Landry	Harriet H. Welch
Tammy T. Lee	Louise S. Stokes

SOUTH GEORGIA		NORTH GEORGIA

Michael E. Shankles	Vice President	Becki B. Lawhon	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Wanda Parham	James D. Blalock	Christian J. Murray
Jeffrey C. Lee	David B. Surrett	Kevin M. Gray	April E. Pelphrey
Sylvia J. McClung	Robert D. Whitlock	Nokie Moore	F. Cliff Snyder

ALABAMA		MISSISSIPPI

Jerry W. Hughes	Vice President	Marty B. Miskelly	Vice President

Regional Operations Directors		Regional Operations Directors

M. Peyton Givens	Johnny M. Olive	Maurice J. Bize, Jr.	Teresa A. Grantham
Tomerria S. Iser	Tanya M. Slaten	Carla A. Eldridge	Rebecca L. Holloway
Jonathan M. Kendrick	Michael L. Spriggs	Jimmy R. Fairbanks, Jr.
William J. Pridmore

TENNESSEE		KENTUCKY

Josh Nickerson	Vice President	Chad Frederick	Vice President

Regional Operations Directors		Regional Operations Directors
Jerry D. Cline	J. Steven Knotts	Sonya L. Acosta	Tabatha A. Green
Zackary S. Coker	Angelia M. Stafford	Bryan W. Cook	Anthony B. Seney
Brian M. Hill	Melissa D. Storck	L. Christopher Deakle
Tammy R. Hood	Gary A. Zortman

LOUISIANA		TEXAS
John B. Gray	Vice President	Lori A. Sanchez	Vice President

Regional Operations Directors		Regional Operations Directors
Sonya L. Acosta	Tabatha A. Green	Lauren M. Munoz	Chadd D. Stewart
Bryan W. Cook	Anthony B. Seney	Brittany L. Rubio
L. Christopher Deakle

1st FRANKLIN FINANCIAL CORPORATION BRANCH OFFICES

ALABAMA
Adamsville	Brewton	Fort Payne	Moody	Pell City	Talladega
Albertville	Clanton	Gadsden	Moulton	Prattville	Tallassee
Alexander City	Cullman	Hamilton	Muscle Shoals	Robertsdale	Troy
Andalusia	Decatur	Huntsville (2)	Oneonta	Russellville (2)	Trussville
Arab	Dothan	Jackson	Opelika	Saraland	Tuscaloosa
Athens	Enterprise	Jasper	Oxford	Scottsboro	Wetumpka
Bay Minette	Fayette	Mobile	Ozark	Selma
Bessemer	Florence	Montgomery	Pelham	Sylacauga

GEORGIA
Acworth	Canton	Dalton	Greensboro	Manchester	Swainsboro
Adel	Carrollton	Dawson	Griffin	McDonough	Sylvania
Albany (2)	Cartersville	Douglas (2)	Hartwell	Milledgeville	Sylvester
Alma	Cedartown	Douglasville	Hawkinsville	Monroe	Thomaston
Americus	Chatsworth	Dublin	Hazlehurst	Montezuma	Thomasville
Athens (2)	Clarkesville	East Ellijay	Helena	Monticello	Thomson
Augusta	Claxton	Eastman	Hinesville (2)	Moultrie	Tifton
Bainbridge	Clayton	Eatonton	Hiram	Nashville	Toccoa
Barnesville	Cleveland	Elberton	Hogansville	Newnan	Tucker
Baxley	Cochran	Fayetteville	Jackson	Perry	Valdosta
Blairsville	Colquitt	Fitzgerald	Jasper	Pooler	Vidalia
Blakely	Columbus (2)	Flowery Branch	Jefferson	Richmond Hill	Villa Rica
Blue Ridge	Commerce	Forest Park	Jesup	Rome	Warner Robins (2)
Bremen	Conyers	Forsyth	Kennesaw	Royston	Washington
Brunswick	Cordele	Fort Valley	LaGrange	Sandersville	Waycross
Buford	Cornelia	Fort Oglethorpe	Lavonia	Savannah	Waynesboro
Butler	Covington	Gainesville	Lawrenceville	Statesboro	Winder
Cairo	Cumming	Garden City	Macon (2)	Stockbridge
Calhoun	Dahlonega	Georgetown	Madison

KENTUCKY
Cadiz	Hopkinsville	Madisonville	Morehead	Richmond	Shepherdsville
Elizabethtown	Jackson	Middlesboro	Paducah	Shelbyville	Somerset
Harlan	Louisville

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Shreveport
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Slidell
Covington	Houma

1st FRANKLIN FINANCIAL CORPORATION BRANCH OFFICES (CONTINUED)

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Georgetown	Laurens	North Charleston	Summerville
Anderson	Chester	Greenwood	Lexington	North Greenville	Sumter
Batesburg-Leesville	Columbia	Greer	Manning	Orangeburg	Union
Beaufort	Conway	Hartsville	Marion	Rock Hill	Walterboro
Boiling Springs	Dillon	Irmo	Moncks Corner	Seneca	Winnsboro
Camden	Easley	Lake City	Myrtle Beach	Simpsonville	York
Cayce	Florence	Lancaster	Newberry	Spartanburg
Charleston	Gaffney

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Morristown	Sevierville
Bristol	Dayton	Hixson	Lenoir City	Murfreesboro	Springfield
Clarksville	Dickson	Jackson	Lexington	Newport	Smyrna
Cleveland	Dyersburg	Johnson City	Madisonville	Powell	Tazewell
Columbia	Elizabethton	Kingsport	Maryville	Pulaski	Tullahoma
Cookeville	Fayetteville	Lafayette	Millington	Savannah	Winchester
Cordova	Gallatin	LaFollette

TEXAS
Austin (2)	Houston	Lufkin	New Braunfels	Rosenburg	Texarkana
Bastrop	Hunstville	Missouri City	Pasadena	San Antonio (3)	Victoria
Conroe	Katy	Mount Pleasant	Pearland	Temple
Corpus Christi	Longview

VIRGINIA
Abingdon	Chesapeake (2)	Colonial Heights	Danville	Mechanicsville	Yorktown

DIRECTORS

Ben F. Cheek, IV
Chairman
1st Franklin Financial Corporation
Ben F. Cheek, III
Chairman Emeritus
1st Franklin Financial Corporation
Virginia C. Herring
Vice Chairman, President and Chief Executive Officer
1st Franklin Financial Corporation

David W. Cheek
Shareholder

A. Roger Guimond
Retired Executive Officer,
1st Franklin Financial Corporation

Jerry J. Harrison, Jr.
Executive Vice President and Chief Strategy Officer
1st Franklin Financial Corporation
Donata Ison
Vice President of Finance Arnhr
John G. Sample, Jr.
CPA
C. Dean Scarborough
Retired Retail Business Owner

Sheryl Smith
Retired Chief Operating, Risk and Compliance Officer

Keith D. Watson
Chairman
Bowen & Watson, Inc.

EXECUTIVE OFFICERS

Ben F. Cheek, IV Chairman

Virginia C. Herring Vice Chairman, President and Chief Executive Officer

Julie I. Baker Executive Vice President and Chief Information Security Officer

Daniel E. Clevenger, II Executive Vice President and Chief Administrative

Brian J. Gyomory Executive Vice President and Chief Financial Officer

Jerry J. Harrison, Jr. Executive Vice President and Chief Strategy Officer

Gary L. McQuain Executive Vice President and Chief Operating Officer

Mark J. Scarpitti Executive Vice President and General Counsel Corporate Secretary / Treasurer

Joseph A. Shaw Executive Vice President and Chief Information Officer

LEGAL COUNSEL

Jones Day Atlanta, Georgia

INDEPENDENT AUDITORS

Deloitte & Touche LLP Atlanta, Georgia