Form 10-Q
period 2024-06-30
1st FRANKLIN FINANCIAL CORP
filed 2024-08-15
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 14, 2024
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the three and six months ended June 30, 2024 is incorporated by reference herein. See Exhibit 13.
Condensed Consolidated Statements of Financial Position (Unaudited): June 30, 2024 and December 31, 2023
Condensed Consolidated Statements of Income and Retained Earnings (Unaudited): Three and Six Months Ended June 30, 2024 and June 30, 2023
Condensed Consolidated Statements of Comprehensive Income (Unaudited): Three and Six Months Ended June 30, 2024 and June 30, 2023
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited): Three and Six Months Ended June 30, 2024 and June 30, 2023
Condensed Consolidated Statements of Cash Flows (Unaudited): Six Months Ended June 30, 2024 and June 30, 2023
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the three and six months ended June 30, 2024 is incorporated by reference herein. See Exhibit 13.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three and six months ended June 30, 2024 is incorporated by reference herein. See Exhibit 13.
ITEM 4.    Controls and Procedures:
We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


PART II. OTHER INFORMATION
ITEM 5.    Legal Proceedings:
As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. Five (5) putative class action lawsuits were filed against the Company in the United States District Court for the Northern District of Georgia in March 2023. All five (5) cases were consolidated into one, known as: Moreland v. 1st Franklin Financial Corporation, The plaintiffs generally assert claims of negligence, breach of implied contract and violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose personally identifiable information ("PII") was accessed in the November 2022 cyber-attack on the Company. The Company has successfully defended the consolidated case and on January 11, 2024, the Court administratively dismissed the entire case. The plaintiffs filed a motion with the Court to reconsider its decision, which the Court denied on April 4, 2024. The court has indefinitely stayed the putative class action case in favor of arbitration. The arbitration settlement estimate is well within the remaining security limits.

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

3.2	Amended and Restated Bylaws of 1st Franklin Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K/A filed with the SEC April 19, 2024).

13	Quarterly Report to Investors as of and for the Three and Six Months Ended June 30, 2024

10.1
Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of
April 1, 2024, by and among the Company, Wells Fargo Bank, N.A., as agent for the lenders, and the other financial institutions from time to time party thereto (incorporated by reference to
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 3, 2024).

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

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

Date: August 14, 2024

1st FRANKLIN FINANCIAL CORPORATION

QUARTERLY REPORT TO INVESTORS
AS OF AND FOR THE
THREE AND SIX MONTHS ENDED
JUNE 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following narrative is Management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “our” or “we”) financial condition and operating results as of and for the three and six months ended June 30, 2024 and 2023. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s 2023 Annual Report. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.
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
The Company:
We are engaged in the consumer finance business, primarily in making consumer installment loans to individuals. Our other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans on real estate. All of our loans are at fixed rates, and contain fixed terms and fixed payments. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income. The Company and its operations are guided by a strategic plan which includes planned growth through strategic geographic expansion of our branch office network. As of June 30, 2024, the Company’s business was operated through 118 branch offices in Georgia, 48 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 23 in Texas, 15 in Kentucky, and 7 in Virginia.
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
As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. Five (5) putative class action lawsuits were filed against the Company in the United States District Court for the Northern District of Georgia in March 2023. All five (5) cases were consolidated into one, known as: Moreland v. 1st Franklin Financial Corporation, The plaintiffs generally assert claims of negligence, breach of implied contract and violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose personally identifiable information ("PII") was accessed in the November 2022 cyber-attack on the Company. The Company has successfully defended the consolidated case and on January 11, 2024, the Court administratively dismissed the entire case. The plaintiffs filed a motion with the Court to reconsider its decision, which the Court denied on April 4, 2024. The court has indefinitely stayed the putative class action case in favor of arbitration. The arbitration settlement estimate is well within the remaining security limits.
Financial Condition:
The Company’s total assets increased $2.5 million (less than 1%) to $1,242.8 million at June 30, 2024 compared to $1,240.3 million at December 31, 2023. Increases in cash and cash equivalents, fixed assets, prepaid taxes, and operating lease right-of-use assets were partially offset by decreases in our net loan portfolio and investment securities.
Cash and cash equivalents (excluding restricted cash) increased $4.8 million (21%) at June 30, 2024 while restricted cash increased $0.8 million (7%) compared to December 31, 2023. Restricted cash consists of funds maintained in restricted accounts at the Company's insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. See Note 3, "Investment Securities" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of amounts held in trust. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers.
Gross loan originations increased $9.3 million for the three months ended June 30, 2024, compared to the same period last year. For the six months ended June 30, 2024 originations were up $40.1 million compared to the same period last year. Our net loan portfolio decreased (1%) to $854.7 million at June 30, 2024 compared to $862.8 million at December 31, 2023. Included in our net loan portfolio is our allowance for credit losses which reflects estimated current expected credit losses in the loan portfolio as of the date of the statement of financial position. Management decreased the allowance $0.6 million to $70.8 million at June 30, 2024, compared to $71.4 million at December 31, 2023. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses inherent in the portfolio as of June 30, 2024; however, unexpected changes in trends or deterioration in economic conditions could result in additional changes in the allowance. Any change in our allowance for credit losses could have a material impact on our results of operations or financial condition in the future.
The Company’s investment securities portfolio decreased $1.2 million compared to the prior year-end. The majority of the decrease was due to a decrease in fair market values. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. Investment securities have been designated as “available for sale” at June 30, 2024 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Operating lease right-of-use assets increased $0.8 million (2%) in the six months ended June 30, 2024 mainly due to an increase in the number branches in the Company's network.
Other assets increased by $5.4 million (11%) compared to the prior year-end. Prepaid IT expenses of $2.1 million, capitalization of software development costs of $0.8 million, and prepaid insurance premiums of $0.5 million were the primary drivers of the increase.
The Company's senior debt is comprised of a line of credit from a bank and the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at June 30, 2024 was $921.4 million compared to $912.7 million at December 31, 2023, representing an increase of $8.7 million (1%). There was an increase of $26.8 million (4%) in commercial paper and $0.8 million (3%) in subordinated debentures partially offset by a decrease of $11.6 million (10%) in the outstanding balance on the bank line of credit and a decrease of $7.2 million (7%) in senior demand notes.
Operating lease liabilities increased $0.9 million (2%) while accrued expenses and other liabilities decreased $1.7 million (9%) to $18.2 million at June 30, 2024 compared to $20.0 million at December 31, 2023.

Results of Operations:
During the three and six months ended June 30, 2024, total revenues were $93.7 million and $186.7 million, respectively, compared to $85.3 million and $169.6 million during the same periods a year ago. Year-over-year growth in the Company’s loan portfolio resulted in higher interest and finance charge revenue. Increases in the Company's insurance premium and commission revenues of $1.7 million (13%) and $2.9 million (11%) respectively, also resulted in higher revenue for the three and six months ended June 30, 2024. Operating results were a net loss of $9.6 thousand for the three months ended June 30, 2024, a $0.7 million decrease compared to the same period last year. Increased interest and other expenses offset revenue gains for the three month period ended June 30, 2024, compared to last year. Net income of $2.1 million for the six month period ended June 30, 2024, represents an $8.1 million (135%) increase compared to the same period a year ago. Higher revenue and the reduced provision for credit losses for the six months ended June 30, 2024 were offset by higher interest and operating expenses.
Net Interest Income
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income increased $3.5 million (6%) and $6.1 million (5%) during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. An increase in our average daily net loan balances of $62.6 million (7%) during the six months just ended compared to the same period a year ago was offset by increased borrowing costs.
Average daily borrowings increased $67.4 million (8%) during the six months ended June 30, 2024 compared the same period last year. The Company's average borrowing rates were 5.80% and 4.33% during the six month period ended June 30, 2024, and 2023, respectively. Interest expense increased $3.2 million (32%) and $7.7 million (41%) during the three and six months just ended, respectively, compared to the same periods a year ago due to the higher average daily borrowings and higher cost of funds.
Management projects that, based on historical results and current estimates, average net receivables will grow during the remainder of 2024, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact our net interest income.
Insurance Revenue
Insurance revenues were $1.7 million (13%) and $2.9 million (11%) higher during the three and six months ended June 30, 2024, respectively, compared to the same periods a year ago. Insurance claims and expenses increased $0.1 million (3%) for the three month period just ended and there was a decrease of $0.5 million (6%) during the six month period just ended, as compared to the same periods a year ago.
Other Revenue
Other revenue decreased $0.1 million (3%) for the three months ended June 30, 2024, compared to the same period last year. For the six months ended June 30, 2024, other revenue increased $0.3 million (8%) compared to the same period a year ago. The increases are mainly due to higher sales of auto club memberships offered to loan customers.
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
The provision for credit losses decreased $0.9 million (4%) for the three months ended June 30, 2024, compared to the same period last year. For the six months ended June 30, 2024 the provision for credit losses decreased $6.6 million (14%) compared to the same period last year. Net charge-offs decreased $1.1 million (5.6%) and decreased $5.0 million (11%) to $19.1 million and $41.4 million during the three and six months ended June 30, 2024, respectively, compared to the same periods last year.

The $70.8 million allowance for credit losses represents an increase of $2.0 million (3%) based on a less favorable economic forecast for the three month period ended June 30, 2024. The $0.6 million (1%) decrease for the six month period ending June 30, 2024, is attributed to the decrease in the net loan balance.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.
During the period ended June 30, 2024, the Company engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. For further information regarding the technique, refer to the Critical Accounting Policies section below. In addition, please see Note 2, "Loans" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of estimated credit losses. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future period, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Other Operating Expenses
Other operating expenses increased $6.3 million (13%) and increased $7.7 million (8%) during the three and six months ended June 30, 2024, respectively, compared to the same periods a year ago. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense increased $3.4 million (12%) and increased $4.4 million (8%) during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. An increase in the number of employees and inflation-based salary adjustments for certain team members were the primary reason for the increase.
Occupancy expenses increased $0.6 million (13%) and $1.0 million (10%) during the three and six months ended June 30, 2024, respectively, compared to the same periods a year ago. Increases in monthly rent expenses, depreciation expenses, and new branch openings attributed to the increase in occupancy expenses.
Other expenses increased $2.3 million (15%) and increased $2.3 million (7%) during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Higher amortization of loan premiums, consultant fees, and training expenses were the primary factors driving the increase in miscellaneous other operating expenses during the three and six months ended June 30, 2024 as compared to the same periods in 2023.
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
Effective income tax rate was 101% and 57% during the three and six months ended June 30, 2024, respectively, compared to 64% and (53)% during the same periods ended June 30, 2023. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.

Quantitative and Qualitative Disclosures About Market Risk:
Volatility in market interest rates can impact the Company’s investment portfolio and the interest rates paid on its bank borrowings and debt securities. Changes in interest rates have more impact on the income earned on investments and the Company’s borrowing costs than on interest income earned on loans, as Management does not normally change the rates charged on loans originated solely as a result of changes in the interest rate environment. These exposures are monitored and managed by the Company as an integral part of its overall cash management program. It is Management’s goal to minimize any adverse effect that movements in interest rates may have on the financial condition and operations of the Company. Please refer to the market risk analysis discussion in our 2023 Annual Report as, for a more detailed analysis of our market risk exposure. There have been no material changes to our market risk during the three and six months ended June 30, 2024.
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
As of June 30, 2024 and December 31, 2023, the Company had $27.6 million and $22.8 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
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
At December 31, 2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $129.9 million and $111.0 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2024, without prior approval of the Georgia Insurance Commissioner, was $49.7 million. On November 28, 2023, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department did not deny such requests with the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2024. Effective February 1, 2024, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2027. At June 30, 2024, an advance of $30.0 million and accrued interest of $2.5 million on this advance was outstanding on the Parent's credit line with Frandisco Property and Casualty Insurance Company.
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
The Company's continued liquidity is therefore also dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility with Wells Fargo Bank, N.A. This credit agreement (as amended from time to time, the "credit agreement") provides for borrowings or re-borrowings of up to $230.0 million or 70% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, of the Company's net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. At June 30, 2024 and December 31, 2023, $110.5 million and $122.1 million, respectively, were outstanding under the credit line. The credit agreement has a commitment termination date of February 28, 2025. Management believes the current credit facility, when considered with funds expected to be available from operations, should provide sufficient liquidity for the Company.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of 0.50%. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 2.75%. The interest rate on the credit agreement at June 30, 2024 and December 31, 2023 was 8.18% and 8.19%, respectively.
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
For the period ended September 30, 2023, we began using a Probability of Default ("PD") / Loss Given Default ("LGD") technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the loan pools to identify the instances of loss (PDs) and the average severity of losses (LGDs). We engaged a major rating service provider to assist with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights to be applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects our best estimate of expected credit losses. There was not a material impact on the Company’s expected credit losses as a result of the change in the forecast. The output of both models was within the range of acceptable values.
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

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CASH AND CASH EQUIVALENTS	$27,601,872	$22,775,852

RESTRICTED CASH	12,876,624	12,059,022

LOANS:
Direct Cash Loans	975,925,864	972,567,737
Real Estate Loans	26,541,452	29,812,798
Sales Finance Contracts	173,054,102	175,548,110
	1,175,521,418	1,177,928,645

Less: Unearned Finance Charges	178,393,847	174,043,203
Unearned Insurance Premiums and Commissions	71,622,324	69,748,304
Allowance for Credit Losses	70,802,075	71,361,745
Net Loans	854,703,172	862,775,393

INVESTMENT SECURITIES:
Available for Sale, at fair value	248,889,057	250,085,804

OTHER ASSETS:
Operating Lease Right-of-Use Assets	42,710,383	41,938,371
Other Assets	56,020,344	50,662,318
	98,730,727	92,600,689

TOTAL ASSETS	$1,242,801,452	$1,240,296,760

LIABILITIES AND STOCKHOLDERS' EQUITY
SENIOR DEBT	$892,156,989	$884,191,786
OPERATING LEASE LIABILITIES	43,973,900	43,034,942
ACCRUED EXPENSES AND OTHER LIABILITIES	18,205,056	19,952,978
SUBORDINATED DEBT	29,284,215	28,533,940
Total Liabilities	983,620,160	975,713,646

STOCKHOLDERS' EQUITY:
Preferred Stock: $100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common Stock
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding	—	—
Accumulated Other Comprehensive Loss	(26,443,128)	(18,955,725)
Retained Earnings	285,454,420	283,368,839
Total Stockholders' Equity	259,181,292	264,583,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,242,801,452	$1,240,296,760
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

INTEREST INCOME	$76,336,195	$69,657,290	$152,431,266	$138,623,931
INTEREST EXPENSE	13,282,643	10,086,862	26,378,435	18,715,921
NET INTEREST INCOME	63,053,552	59,570,428	126,052,831	119,908,010

Provision for Credit Losses	21,135,292	21,994,605	40,791,610	47,409,025

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	41,918,260	37,575,823	85,261,221	72,498,985

INSURANCE INCOME
Premiums and Commissions	15,345,572	13,609,446	30,304,622	27,382,896
Insurance Claims and Expenses	3,937,350	3,832,599	8,027,777	8,567,392
Total Net Insurance Income	11,408,222	9,776,847	22,276,845	18,815,504

OTHER REVENUE	1,998,546	2,069,702	3,915,204	3,639,425

OTHER OPERATING EXPENSES
Personnel Expense	30,682,793	27,273,700	59,965,566	55,577,967
Occupancy Expense	5,445,161	4,809,709	10,995,538	9,951,379
Other	17,821,652	15,548,939	35,665,499	33,371,478
Total	53,949,606	47,632,348	106,626,603	98,900,824

INCOME / (LOSS) BEFORE INCOME TAXES	1,375,422	1,790,024	4,826,667	(3,946,910)

Provision for Income Taxes	1,385,007	1,145,885	2,741,086	2,093,915

NET (LOSS) / INCOME	$(9,585)	$644,139	$2,085,581	$(6,040,825)

BASIC AND DILUTED EARNINGS PER SHARE
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$(0.06)	$3.79	$12.27	$(35.53)
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net (Loss) / Income	$(9,585)	$644,139	$2,085,581	$(6,040,825)

Other Comprehensive (Loss):
Net changes related to available-for-sale securities
Unrealized (losses)	(4,249,262)	(3,741,996)	(9,325,986)	2,876,078
Income tax benefit (expense)	899,858	788,354	1,979,290	(599,045)
Net unrealized (losses) / income	(3,349,404)	(2,953,642)	(7,346,696)	2,277,033

Less reclassification of gain to net income	36,362	66,168	140,706	98,115

Total Other Comprehensive (Loss) / Income	(3,385,766)	(3,019,810)	(7,487,402)	2,178,918

Total Comprehensive (Loss)	$(3,395,351)	$(2,375,671)	$(5,401,821)	$(3,861,907)
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Three Months Ended June 30, 2024:
Balance at March 31, 2024	170,000	$170,000	$285,464,005	$(23,057,361)	$262,576,644
Comprehensive Income:
Net Loss	—	—	(9,585)	—
Other Comprehensive Loss	—	—	—	(3,385,767)
Total Comprehensive Loss	—	—	—	—	(3,395,352)
Cash Distributions Paid	—	—	—	—	—
Balance at June 30, 2024	170,000	$170,000	$285,454,420	$(26,443,128)	$259,181,292

Three Months Ended June 30, 2023:
Balance at March 31, 2023	170,000	$170,000	$276,154,786	$(21,203,088)	$255,121,698
Comprehensive Income:
Net Income	—	—	644,139	—
Other Comprehensive Loss	—	—	—	(3,019,810)
Total Comprehensive Loss	—	—	—	—	(2,375,671)
Cash Distributions Paid	—	—	—	—	—
Balance at June 30, 2023	170,000	$170,000	$276,798,925	$(24,222,898)	$252,746,027

Six Months Ended June 30, 2024:
Balance at December 31, 2023	170,000	$170,000	$283,368,839	$(18,955,725)	$264,583,114
Comprehensive Income:
Net Income	—	—	2,085,581	—
Other Comprehensive Loss	—	—	—	(7,487,403)
Total Comprehensive Loss	—	—	—	—	(5,401,822)
Cash Distributions Paid	—	—	—	—	—
Balance at June 30, 2024	170,000	$170,000	$285,454,420	$(26,443,128)	$259,181,292

Six Months Ended June 30, 2023:
Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024
Comprehensive Income:
Net Loss	—	—	(6,040,825)	—
Other Comprehensive Income	—	—	—	2,178,918
Total Comprehensive Loss	—	—	—	—	(3,861,907)
Cash Distributions Paid	—	—	(2,685,090)	—	(2,685,090)
Balance at June 30, 2023	170,000	$170,000	$276,798,925	$(24,222,898)	$252,746,027
See Notes to Unaudited Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$2,085,581	$(6,040,825)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	40,791,610	47,409,025
Depreciation and amortization	4,523,260	2,603,796
Deferred tax benefit	208,634	86,168
Net gains due to called redemptions of marketable securities and amortization on securities	(357,622)	(285,862)
Increase in other assets	(3,298,333)	(13,032,452)
Decrease in other liabilities	(1,747,922)	(13,343,203)
Net Cash Provided	42,205,208	17,396,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(293,307,499)	(285,795,759)
Loan payments	260,588,106	243,819,196
Purchases of securities, available for sale	(11,283,356)	(18,828,785)
Redemptions of securities, available for sale	3,360,000	9,680,000
Capital Expenditures	(4,580,762)	(1,033,257)
Proceeds from Sale of Fixed Assets	6,000	—
Net Cash Used	(45,217,511)	(52,158,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in senior demand notes	(7,224,536)	(11,055,295)
Advances on credit line	89,274,294	122,361,880
Payments on credit line	(100,874,294)	(75,682,048)
Commercial paper issued	62,855,984	68,756,400
Commercial paper redeemed	(36,086,433)	(66,901,747)
Subordinated debt securities issued	4,282,334	3,248,748
Subordinated debt securities redeemed	(3,571,424)	(4,326,343)
Dividends / distributions	—	(2,685,090)
Net Cash Provided	8,655,925	33,716,505

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,643,622	(1,045,453)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	34,834,874	65,434,228

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$40,478,496	$64,388,775

Cash paid during the year for -
Interest Paid	$26,505,230	$17,505,062
Income Taxes Paid	2,545,200	2,777,142
Non-cash transactions for -
ROU assets and associated liabilities	4,610,510	4,131,705
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
In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2024 and December 31, 2023, its consolidated results of operations and comprehensive income for the three and six months ended June 30, 2024 and 2023 and its consolidated cash flows for the six months ended June 30, 2024 and 2023. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
The computation of earnings per share is self-evident from the accompanying Condensed Consolidated Statements of Income and Retained Earnings (Unaudited). The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and Cash Equivalents	$27,601,872	$22,775,852
Restricted Cash	12,876,624	12,059,022
Total Cash, Cash Equivalents and Restricted Cash	$40,478,496	$34,834,874
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
During the three months ended June 30, 2024, and 2023, the Company recognized interest related revenue of $76.3 million and $69.7 million, respectively, insurance related revenue of $15.3 million and $13.6 million, respectively, and other revenue from contracts with customers of $2.0 million and $2.1 million, respectively. During the six months ended June 30, 2024, and 2023, the Company recognized interest related revenue of $152.4 million and $138.6 million, respectively, insurance related revenue of $30.3 million and $27.4 million, and other revenues of $3.9 million and $3.6 million, respectively.

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

Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2024	2023

Loans originated or purchased:
Originated	$595,302	$555,249
Purchased	$7,137	—
Less Non-Cash Reconciling items:
Other Consumer renewed loans (live check and premier)	145,199	117,617
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	163,933	151,836
Loans originated or purchased per Consolidated Statements of Cash Flows:	$293,307	$285,796
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
The Company’s Gross Balances (in thousands) by loan class as of June 30, 2024 and December 31, 2023:
Gross Balance (in thousands) by Origination Year as of June 30, 2024:

Loan Class	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$75,393	$56,204	$6,838	$1,204	$155	$30	$139,824
Direct Cash Loans: Premier Loans	5,388	6,875	16,719	6,189	1,099	335	36,605
Direct Cash Loans: Other Consumer Loans	385,064	305,727	71,839	25,691	4,712	2,120	795,153
Real Estate Loans	—	2,058	1,201	9,707	4,067	8,951	25,984
Sales Finance Contracts	45,729	72,591	35,224	13,463	4,721	593	172,321
Total	$511,574	$443,455	$131,821	$56,254	$14,754	$12,029	$1,169,887

Gross Balance (in thousands) by Origination year as of December 31, 2023:

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$136,419	$16,682	$2,661	$376	$36	$17	$156,191
Direct Cash Loans: Premier Loans	11,890	27,961	10,878	2,160	505	170	53,564
Direct Cash Loans: Other Consumer Loans	582,489	123,277	41,431	8,044	2,536	854	758,631
Real Estate Loans	2,075	1,365	10,877	4,649	4,118	6,220	29,304
Sales Finance Contracts	98,384	47,852	18,935	8,279	1,142	112	174,704
Total	$831,257	$217,137	$84,782	$23,508	$8,337	$7,373	$1,172,394

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
For the period ended September 30, 2023 we began using a Probability of Default (“PD”) / Loss Given Default (“LGD”) technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. We utilized this same technique for the current reporting period. We engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. There was not a material impact on the Company’s expected credit losses as a result of the change. The output of both models was within the range of acceptable values.
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
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on grade delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when the graded delinquency on a precomputed loan is less than two payments and when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at June 30, 2024 or December 31, 2023.
The allowance for credit losses decreased by $0.6 million to $70.8 million as of June 30, 2024, compared to $71.4 million at December 31, 2023.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at

June 30, 2024 and December 31, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
The Company’s Gross Balance (in thousands) on non-accrual loans by loan class are as follows:

Loan Class	June 30, 2024	December 31, 2023

Direct Cash Loans: Live Check Loans	$8,871	$10,888
Direct Cash Loans: Premier Loans	1,572	2,526
Direct Cash Loans: Other Consumer Loans	34,409	33,194
Real Estate Loans	1,253	1,383
Sales Finance Contracts	6,337	6,655
Total	$52,442	$54,646
Age analysis of Gross Balance (in thousands) on past due loans, segregated by loan class:

	June 30, 2024
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$3,584	$3,017	$4,405	$11,006
Direct Cash Loans: Premier Loans	847	321	861	2,029
Direct Cash Loans: Other Consumer Loans	21,274	12,008	18,155	51,437
Real Estate Loans	668	277	1,305	2,250
Sales Finance Contracts	3,885	1,820	3,218	8,923
Total	$30,258	$17,443	$27,944	$75,645

	December 31, 2023
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,555	$4,228	$6,548	$15,331
Direct Cash Loans: Premier Loans	1,142	789	1,713	3,644
Direct Cash Loans: Other Consumer Loans	19,975	11,240	24,433	55,648
Real Estate Loans	776	334	1,403	2,513
Sales Finance Contracts	4,228	2,226	4,142	10,596
Total	$30,676	$18,817	$38,239	$87,732

While aging analysis is the primary credit quality indicator, we also consider loans in non-accrual status, loan restructures where the borrower is experiencing financial difficulty, the ratio of bankrupt accounts to the total Gross Outstanding, and economic factors in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses.
The ratio of bankrupt accounts to the Gross Balance was 1.44% at June 30, 2024, compared to 1.43% at December 31, 2023.

The following table presents the gross balance (in thousands) in each segment in the portfolio as of June 30, 2024 based on year of origination:

Payment Performance by Origination Year (in thousands)
	2024(1)	2023	2022	2021	2020	Prior	Total Gross Balance Balance
Direct Cash Loans: Live Check Loans
Performing	$72,184	$51,408	$6,124	$1,074	$135	$28	$130,953
Nonperforming	3,209	4,796	714	130	20	2	8,871
	$75,393	$56,204	$6,838	$1,204	$155	$30	$139,824
Direct Cash Loans: Premier Loans
Performing	$5,383	$6,698	$15,865	$5,789	$987	$311	$35,033
Nonperforming	5	177	854	400	112	24	1,572
	$5,388	$6,875	$16,719	$6,189	$1,099	$335	$36,605
Direct Cash Loans: Other Consumer Loans
Performing	$378,517	$286,898	$66,125	$23,012	$4,251	$1,941	$760,744
Nonperforming	6,547	18,829	5,714	2,679	461	179	34,409
	$385,064	$305,727	$71,839	$25,691	$4,712	$2,120	$795,153
Real Estate Loans:
Performing	$—	$2,058	$1,197	$9,086	$3,800	$8,590	$24,731
Nonperforming	—	—	4	621	267	361	1,253
	$—	$2,058	$1,201	$9,707	$4,067	$8,951	$25,984
Sales Finance Contracts:
Performing	$45,366	$69,868	$33,394	$12,489	$4,333	$534	$165,984
Nonperforming	363	2,723	1,830	974	388	59	6,337
	$45,729	$72,591	$35,224	$13,463	$4,721	$593	$172,321
(1)Includes loans originated during the six months ended June 30, 2024.

Gross charge offs (in thousands) by origination year are as follows:

	Three Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$83	$5,315	$792	$97	$17	$14	6,318
Direct Cash Loans: Premier Loans	—	154	628	233	24	13	1,052
Direct Cash Loans: Other Consumer Loans	210	11,324	3,475	1,059	225	202	16,495
Real Estate Loans	—	—	—	—	—	2	2
Sales Finance Contracts	19	1,059	859	380	213	40	2,570
Total	$312	$17,852	$5,754	$1,769	$479	$271	$26,437

	Three Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$141	$6,201	$550	$55	$10	$17	$6,975
Direct Cash Loans: Premier Loans	—	1,185	626	115	67	17	2,010
Direct Cash Loans: Other Consumer Loans	102	10,506	3,660	572	237	185	15,262
Real Estate Loans	—	—	—	—	—	3	3
Sales Finance Contracts	13	1,220	747	426	59	19	2,483
Total	$257	$19,112	$5,583	$1,168	$373	$241	$26,733

	Six Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$97	$11,492	$2,140	$256	$41	$33	14,059
Direct Cash Loans: Premier Loans	—	269	1,395	569	92	31	2,356
Direct Cash Loans: Other Consumer Loans	222	21,459	8,666	2,536	566	490	33,939
Real Estate Loans	—	—	—	—	—	2	2
Sales Finance Contracts	19	2,088	2,055	975	514	91	5,742
Total	$338	$35,308	$14,256	$4,336	$1,213	$647	$56,098

	Six Months Ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$157	$14,230	$1,623	$126	$29	$30	16,195
Direct Cash Loans: Premier Loans	—	2,251	1,425	268	128	32	4,104
Direct Cash Loans: Other Consumer Loans	111	21,788	9,698	1,427	544	358	33,926
Real Estate Loans	—	—	1	7	1	8	17
Sales Finance Contracts	15	2,231	1,501	944	148	38	4,877
Total	$283	$40,500	$14,248	$2,772	$850	$466	$59,119

Segmentation of the portfolio began with the adoption of ASC Topic 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses (in thousands) based on a collective evaluation.

	Three Months Ended June 30, 2024
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance at 3/31/2024	$9,277	$1,859	$46,662	$2,095	$8,867	$68,760
Provision for Credit Losses	4,596	245	14,253	(175)	2,216	$21,135
Charge-offs	(6,320)	(1,054)	(16,525)	—	(2,571)	$(26,470)
Recoveries	1,609	426	4,743	1	598	$7,377
Ending Balance 6/30/2024	$9,162	$1,476	$49,133	$1,921	$9,110	$70,802

	Three Months Ended June 30, 2023
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance at 3/31/2023	$16,335	$5,410	$44,816	$153	$7,768	$74,482
Provision for Credit Losses	4,552	100	13,840	(8)	3,511	21,995
Charge-offs	(6,973)	(2,010)	(15,264)	(3)	(2,483)	(26,733)
Recoveries	1,376	359	4,272	1	497	6,505
Ending Balance 6/30/2023	$15,290	$3,859	$47,664	$143	$9,293	$76,249

	Six Months Ended June 30, 2024
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2023	$9,832	$2,510	$47,282	$2,488	$9,250	$71,362
Provision for Credit Losses	10,086	508	26,384	(571)	4,385	$40,792
Charge-offs	(14,057)	(2,357)	(33,969)	(2)	(5,748)	$(56,133)
Recoveries	3,301	815	9,436	6	1,223	$14,781
Ending Balance 6/30/2024	$9,162	$1,476	$49,133	$1,921	$9,110	$70,802

	Six Months Ended June 30, 2023
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance at 12/31/2022	$14,896	$6,108	$46,412	$143	$7,651	$75,210
Provision for Credit Losses	13,982	1,187	26,711	14	5,515	47,409
Charge-offs	(16,195)	(4,104)	(33,926)	(17)	(4,877)	(59,119)
Recoveries	2,607	668	8,467	3	1,004	12,749
Ending Balance 6/30/2023	$15,290	$3,859	$47,664	$143	$9,293	$76,249

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

The information relating to modifications made to borrowers experiencing financial difficulty (in thousands, except for %) for the period indicated are as follows:

	Three months ended June 30, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,185	3.4%	$379	1.1%	$538	1.5%	$472	1.3%	$391	1.1%
Direct Cash Loans: Premier Loans	143	1.6%	204	2.2%	139	1.5%	170	1.9%	168	1.8%
Direct Cash Loans: Other Consumer Loans	3,976	2.0%	3,949	2.0%	2,660	1.3%	7,319	3.7%	4,685	2.4%
Real Estate Loans	53	0.8%	—	—%	—	—%	—	—%	9	0.1%
Sales Finance Contracts	228	0.5%	234	0.5%	414	1.0%	1,103	2.6%	130	0.3%
Total	$5,585	1.9%	$4,766	1.6%	$3,751	1.3%	$9,064	3.1%	$5,383	1.8%

	Three Months Ended June 30, 2023

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,200	3.3%	$457	1.2%	$612	1.7%	$588	1.6%	$268	0.7%
Direct Cash Loans: Premier Loans	399	2.0%	269	1.4%	216	1.1%	467	2.4%	321	1.6%
Direct Cash Loans: Other Consumer Loans	2,554	1.5%	2,965	1.8%	2,373	1.4%	6,373	3.8%	3,845	2.3%
Real Estate Loans	116	1.5%	5	0.1%	20	0.3%	—	—%	17	0.2%
Sales Finance Contracts	105	0.3%	147	0.4%	432	1.1%	1,282	3.2%	174	0.4%
Total	$4,374	1.6%	$3,843	1.4%	$3,653	1.3%	$8,710	3.2%	$4,625	1.7%

	Six Months Ended June 30, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$2,440	3.5%	$933	1.3%	$1,156	1.7%	$1,002	1.4%	$715	1.0%
Direct Cash Loans: Premier Loans	299	1.6%	467	2.6%	239	1.3%	434	2.4%	389	2.1%
Direct Cash Loans: Other Consumer Loans	7,661	1.9%	8,101	2.0%	5,053	1.3%	14,544	3.7%	9,101	2.3%
Real Estate Loans	104	0.8%	—	—%	—	—%	—	—%	9	0.1%
Sales Finance Contracts	446	0.5%	497	0.6%	866	1.0%	2,878	3.3%	253	0.3%
Total	$10,950	2.0%	$9,998	1.9%	$7,314	1.4%	$18,858	3.2%	$10,467	1.8%

	Six Months Ended June 30, 2023

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$2,455	3.4%	$1,130	1.5%	$1,268	1.7%	$1,468	2.0%	$566	0.8%
Direct Cash Loans: Premier Loans	735	1.9%	847	2.2%	443	1.1%	960	2.4%	723	1.8%
Direct Cash Loans: Other Consumer Loans	5,720	1.7%	6,491	1.9%	5,029	1.5%	14,284	4.2%	8,493	2.5%
Real Estate Loans	163	1.1%	5	—%	25	0.2%	—	—%	17	0.1%
Sales Finance Contracts	274	0.3%	313	0.4%	935	1.2%	3,083	3.8%	294	0.4%
Total	$9,347	1.7%	$8,786	1.6%	$7,700	1.4%	$19,795	3.6%	$10,093	1.9%

The financial effects of the modifications made to borrowers experiencing financial difficulty.

As of and for the three months ended June 30, 2024
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans < $0.1 million
	Premier Loans	Reduced the gross balance of the loans < $0.1 million
	Other Consumer Loans	Reduced the gross balance of the loans $0.6 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.1 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.6% to 16.0%
	Premier Loans	Reduced the weighted-average contractual interest rate from 19.9% to 14.5%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29% to 18.5%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 20.3% to 8.9%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.5% to 14.0%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 23 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	Added a weighted average 55 months to the term
	Sales Finance Contracts	Added a weighted average 19 months to the term

As of and for the three months ended June 30, 2023
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.6 million
	Premier Loans	Reduced the gross balance of the loans $0.2 million
	Other Consumer Loans	Reduced the gross balance of the loans $2.4 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.4 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 26.7% to 15.9%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.1% to 14.4%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.2% to 18.0%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 18.4% to 7.4%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 21.7% to 14.6%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 27 months to the term
	Other Consumer Loans	Added a weighted average 17 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 21 months to the term

As of and for the six months ended June 30, 2024
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.1 million
	Premier Loans	Reduced the gross balance of the loans < $0.1 million
	Other Consumer Loans	Reduced the gross balance of the loans $1.1 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.2 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.6% to 16.3%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.2% to 15.1%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.0% to 18.7%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 19.3% to 8.5%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.4% to 15.0%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 22 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 19 months to the term

As of and for the six months ended June 30, 2023
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $1.3 million
	Premier Loans	Reduced the gross balance of the loans $0.4 million
	Other Consumer Loans	Reduced the gross balance of the loans $5.0 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.9 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-weighted average contractual interest rate from 26.8% to 16.7%
	Premier Loans	Reduced the weighted-weighted average contractual interest rate from 20.2% to 14.9%
	Other Consumer Loans	Reduced the weighted-weighted average contractual interest rate from 29.1% to 19.0%
	Real Estate Loans	Reduced the weighted-weighted average contractual interest rate from 18.5% to 7.0%
	Sales Finance Contracts	Reduced the weighted-weighted average contractual interest rate from 21.9% to 15.5%
Term Extension	Live Check Loans	Added a weighted average 13 months to the term
	Premier Loans	Added a weighted average 27 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 19 months to the term

The aging for loans that were modified for borrowers experiencing financial difficulty in the past 12 months (in thousands):

	June 30, 2024

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$5,233	$826	$944	$7,003
Direct Cash Loans: Premier Loans	3,640	407	356	4,403
Direct Cash Loans: Other Consumer Loans	59,845	8,601	6,543	74,989
Real Estate Loans	275	26	195	496
Sales Finance Contracts	8,259	1,233	886	10,378
Total	$77,252	$11,093	$8,924	$97,269

	June 30, 2023

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$4,230	$1,180	$1,683	$7,093
Direct Cash Loans: Premier Loans	4,442	877	743	6,062
Direct Cash Loans: Other Consumer Loans	49,991	9,407	10,282	69,680
Real Estate Loans	191	24	217	432
Sales Finance Contracts	6,352	1,359	1,302	9,013
Total	$65,206	$12,847	$14,227	$92,280

Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off (in thousands):

	Three Months Ended June 30, 2024
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$710	$91	$345	$116	$104
Direct Cash Loans: Premier Loans	87	47	78	58	50
Direct Cash Loans: Other Consumer Loans	1,702	526	1,029	1,094	769
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	108	79	153	236	37
Total	$2,607	$743	$1,605	$1,504	$960

	Three Months Ended June 30, 2023
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$723	$130	$342	$119	$113
Direct Cash Loans: Premier Loans	200	88	166	69	98
Direct Cash Loans: Other Consumer Loans	1,539	521	1,070	1,179	794
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	23	52	131	356	25
Total	$2,485	$791	$1,709	$1,723	$1,030

	Six Months Ended June 30, 2024
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,512	$130	$703	$187	$174
Direct Cash Loans: Premier Loans	163	54	117	62	139
Direct Cash Loans: Other Consumer Loans	3,099	745	2,003	1,423	1,192
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	175	84	185	314	62
Total	$4,949	$1,013	$3,008	$1,986	$1,567

	Six Months Ended June 30, 2023
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,557	$205	$697	$221	$331
Direct Cash Loans: Premier Loans	271	120	242	198	135
Direct Cash Loans: Other Consumer Loans	2,991	954	1,877	2,152	1,213
Real Estate Loans	—	—	5	—	—
Sales Finance Contracts	102	68	234	512	39
Total	$4,921	$1,347	$3,055	$3,083	$1,718

Note 3 – Investment Securities
Investment Securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-Sale
Obligations of states and political subdivisions	$281,777	$248,305	$273,595	$249,601
Corporate securities	$584	$584	$485	$485
Total	$282,361	$248,889	$274,080	$250,086
Gross unrealized losses on investment securities totaled $34.3 million and $26.4 million at June 30, 2024 and December 31, 2023, respectively. The following table provides an analysis of investment securities in an unrealized loss position (in thousands) for which an allowance for credit losses is unnecessary as of June 30, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$75,179	$(2,032)	$133,199	$(32,276)	$208,378	$(34,309)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale:
Obligations of states and political subdivisions	$33,724	$(421)	$112,931	$(26,017)	$146,655	$(26,438)

The previous two tables represent 235 and 158 investments held by the Company at June 30, 2024 and December 31, 2023, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of June 30, 2024 and December 31, 2023.
No investment securities were sold during the six-month period ended June 30, 2024. Additionally, the Company sold no securities during the year ended December 31, 2023. Proceeds from redemption of investments due the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $3.4 million with a net gain of $0.1 million and $18.0 million with a net gain of $0.2 million as of June 30, 2024 and December 31, 2023, respectively.
The Company’s insurance subsidiaries internally designate certain investments as restricted to cover their policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with the Company's property and casualty insurance company subsidiary (“Frandisco P&C”), as grantor, and American Bankers Insurance Company of Florida, as beneficiary. These trusts held $51.6 million and $51.8 million in available-for-sale investment securities at market value at June 30, 2024 and December 31, 2023, respectively. US Bank also serves as trustee under trust agreements with the Company's life insurance company subsidiary ("Frandisco Life"), as grantor, and American Bankers Life Assurance Company, as beneficiary. At June 30, 2024, these trusts held $34.8 million in available-for-sale investment securities at market value compared to $32.3 million at December 31, 2023. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.

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
Obligations of State and Political Subdivisions: Management has designated the Company's investment securities held in the Company's investment portfolio at June 30, 2024 and December 31, 2023 as being available-for-sale. The investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method; therefore, Marketable Debt Securities are classified as a Level 2 financial asset.
Corporate Securities: The Company estimates the fair value of corporate securities with readily determinable fair values based on quoted prices observed in active markets; therefore, these investments are classified as a Level 1 financial asset.
Senior Debt Securities: The $892.2 million carrying value of the Company's senior debt securities approximates fair value due to the relatively short period of time between the origination of the instruments and their expected payment. Senior debt securities are classified as a Level 2 financial liability.
Subordinated Debt Securities: The $29.3 million carrying value of the Company's subordinated debt securities approximates fair value due to the re-pricing frequency of the securities. Subordinated debt securities are classified as a Level 2 financial liability.
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
Assets measured at fair value (in thousands) as of June 30, 2024 and December 31, 2023 were available-for-sale investment securities which are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2024	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$584	$584	$—	$—
Obligations of states and political subdivisions	248,305	—	248,305	—
Total	$248,889	$584	$248,305	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$485	$485	$—	$—
Obligations of states and political subdivisions	249,601	—	249,601	—
Total	$250,086	$485	$249,601	$—

Note 5 – Leases
The Company's operations are carried on in locations which are occupied under operating lease agreements. These lease agreements are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the three and six months ended periods ended June 30, 2024 were $2.2 million and $4.5 million, respectively, compared to $2.0 million and $4.1 million, respectively, for the same periods in the prior year. The Company’s lease maturities schedules as of June 30, 2024 and June 30, 2023 are presented in the tables that follow.
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
Remaining lease terms range from 1 to 12 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of ASC Topic 842. Operating leases with a term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets and operating lease liabilities were $42.7 million and $44.0 million at June 30, 2024, respectively and $41.2 million and $42.2 million at June 30, 2023, respectively. At December 31, 2023 the operating lease ROU assets and operating liabilities were $41.9 million and $43.0 million, respectively.
The table below summarizes our lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Operating lease expense	$2,295,477	$4,610,510
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,237,265	4,525,864
Weighted-average remaining lease term – operating leases	6.82 years
Weighted-average discount rate – operating leases	5.71%

Lease maturity schedule as of June 30, 2024:	Amount
Remainder of 2024	$4,596,789
2025	9,049,476
2026	8,369,055
2027	7,463,056
2028	6,533,362
2029 and beyond	17,222,381
Total	53,234,119
Less: Discount	(9,260,219)
Present Value of Lease Liability	$43,973,900

	Three Months Ended June 30, 2023	six months ended June 30, 2023

Operating lease expense	$2,094,052	$4,131,705
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,039,009	4,051,885
Weighted-average remaining lease term – operating leases	7.12 years
Weighted-average discount rate – operating leases	5.15%

Lease maturity schedule as of June 30, 2023:	Amount
Remainder of 2023	$4,150,202
2024	8,016,006
2025	7,645,535
2026	7,073,635
2027	6,252,460
2028 and beyond	17,337,008
Total	50,474,846
Less: Discount	(8,304,108)
Present Value of Lease Liability	$42,170,738
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

As previously disclosed, the Company suffered a cyber-attack against certain systems within the Company's network environment on or about November 17, 2022. Five (5) putative class action lawsuits were filed against the Company in the United States District Court for the Northern District of Georgia in March 2023. All five (5) cases were consolidated into one, known as: Moreland v. 1st Franklin Financial Corporation, The plaintiffs generally assert claims of negligence, breach of implied contract and violations of the Georgia Deceptive Practices Act, on behalf of a putative class of individuals whose personally identifiable information ("PII") was accessed in the November 2022 cyber-attack on the Company. The Company has successfully defended the consolidated case and on January 11, 2024, the Court administratively dismissed the entire case. The plaintiffs filed a motion with the Court to reconsider its decision, which the Court denied on April 4, 2024. The court has indefinitely stayed the putative class action case in favor of arbitration. The arbitration settlement estimate is well within the remaining security limits.
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
Effective income tax rate was 101% and 57% during the three and six months ended June 30, 2024, respectively, compared to 64% and (53)% during the same periods ended June 30, 2023. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – Credit Agreement
The Company is party to a credit agreement with Wells Fargo Bank, N.A. As amended to date, the credit agreement provides for borrowings and reborrrowings up to the lesser of $230.0 million or 70% of the Company’s net finance receivables (as defined in the credit agreement). Available borrowings under the credit agreement were $119.6 million and $108.0 million at June 30, 2024 and December 31, 2023, at interest rates of 8.18% and 8.19%, respectively. Outstanding borrowings on the credit line were $110.5 million and $122.1 million at June 30, 2024 and December 31, 2023, respectively. The credit agreement contains covenants customary for financing transactions of this type. Required monthly reports include the Company's performance on its covenants. The credit agreement has a commitment termination date of February 28, 2025.
Note 9 – Related Party Transactions
The Company leased a portion of its properties (see Note 5) for an aggregate of $76,800 per year from certain officers or stockholders.
The Company engages from time to time in transactions with related parties. The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.2 million at June 30, 2024.
The Company also has a loan for premium payments to a trust of a retired executive officer’s irrevocable life insurance policy. The principal balance on this loan at June 30, 2024 was $0.5 million. Please refer to the disclosure contained in Note 12 “Related Party Transactions” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 for additional information on related party transactions.
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

Below is a performance recap of each of the Company’s divisions (in millions) for the three and six months ended June 30, 2024, and 2023, followed by a reconciliation to consolidated Company data.

	SC	MGA	SGA	AL	MS	VA	TN	LA	KY	TX	NGA	Total
Division Revenues:
3 Months Ended 06/30/2024	$12.2	$11.3	$11.6	$13.3	$9.1	$1.1	$8.9	$7.7	$1.5	$2.9	$10.1	$89.5
3 Months Ended 06/30/2023	$11.1	$10.5	$11.1	$12.1	$8.5	$—	$8.3	$7.2	$0.6	$1.5	$9.3	$80.4
6 Months Ended 06/30/2024	$24.1	$22.5	$23.2	$26.6	$18.2	$2.1	$17.7	$15.4	$3.0	$5.3	$20.0	$178.0
6 Months Ended 06/30/2023	$22.1	$21.0	$22.0	$24.1	$17.2	$0.1	$16.6	$14.4	$1.1	$2.9	$18.7	$160.1

Division Profit:
3 Months Ended 06/30/2024	$10.3	$4.1	$4.6	$1.2	$2.4	$(0.6)	$2.1	$2.0	$(0.2)	$(0.3)	$3.7	$29.3
3 Months Ended 06/30/2023	$2.9	$3.1	$4.1	$2.9	$1.9	$(0.1)	$1.7	$1.4	$(0.3)	$(0.4)	$2.7	$19.9
6 Months Ended 06/30/2024	$12.7	$7.7	$8.6	$6.6	$4.3	$(1.0)	$4.0	$3.7	$(0.4)	$(0.9)	$6.6	$51.9
6 Months Ended 06/30/2023	$4.3	$5.9	$7.7	$4.8	$3.2	$(0.1)	$2.4	$2.4	$(0.5)	$(1.0)	$4.6	$33.7

Division Assets:
06/30/2024	$124.0	$129.0	$127.0	$164.0	$95.0	$18.0	$99.0	$85.0	$19.0	$40.0	$117.0	$1,017.0
12/31/2023	$126.0	$133.0	$129.0	$166.0	$98.0	$14.0	$100.0	$88.0	$18.0	$31.0	$117.0	$1,020.0

(in thousands)	3 Months Ended 06/30/2024	3 Months Ended 06/30/2023	6 Months Ended 6/30/2024	6 Months Ended 6/30/2023
Reconciliation of Revenues:
Total revenues from reportable divisions	$89,539	$80,446	$178,037	$160,116
Corporate finance charges earned, not allocated to divisions	330	$44	$444	85
Corporate investment income earned, not allocated to divisions	2,647	$2,491	$5,233	4,903
Timing difference of insurance income allocation to divisions	1,144	$2,354	$2,819	4,480
Other revenue not allocated to divisions	20	$2	$118	62
Consolidated Revenues (1)	$93,680	$85,337	$186,651	169,646

	3 Months Ended 06/30/2024	3 Months Ended 06/30/2023	6 Months Ended 6/30/2024	6 Months Ended 6/30/2023
Reconciliation of Income Before Taxes:
Profit per division	$29,259	$19,872	$51,892	$33,693
Corporate earnings not allocated	4,141	4,891	8,614	9,531
Corporate expenses not allocated	(32,025)	(22,973)	(55,679)	(47,171)
Consolidated Income Before Income Taxes	$1,375	$1,790	$4,827	$(3,947)

(1) Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

BRANCH OPERATIONS

Pat Smith	Senior Vice President	Billy Fuller	Senior Vice President

MIDDLE GEORGIA		SOUTH CAROLINA

Jennifer C. Purser	Vice President	M. Summer Clevenger	Vice President

Regional Operations Directors		Regional Operations Directors
Janet R. Brownlee	James A. Mahaffey	Nicholas D. Blevins	Gerald D. Rhoden
Ronald E. Byerly	Deloris O’Neal	Lonnie Boston III	Gregory A. Shealy
Kathryn D. Landry	Harriet H. Welch	Jenna L. Henderson	Louise S. Stokes
Tammy T. Lee

SOUTH GEORGIA		NORTH GEORGIA

Michael E. Shankles	Vice President	Becki B. Lawhon	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Wanda Parham	James D. Blalock	Christian J. Murray
Jeffrey C. Lee	David B. Surrett	Kevin M. Gray	April Pelphrey
Sylvia J. McClung	Robert D. Whitlock	Nokie Moore	F. Cliff Snyder

ALABAMA		TENNESSEE

Jerry W. Hughes	Vice President	Josh Nickerson	Vice President

Regional Operations Directors		Regional Operations Directors

Tonya Slaten	Peyton Givens	Jerry Cline	Angie Stafford
Sue Iser	Jonathan Kendrick	Brian Hill	Tammy Hood
Eric Hayes	Michael L. Spriggs	Steve Knotts	Melissa Storck
William J. Pridmore

MISSISSIPPI		KENTUCKY

Marty B. Miskelly	Vice President	Chad Frederick	Vice President

Regional Operations Directors		Regional Operations Directors

Jimmy Fairbanks	Rebecca Rockette	Gary Zortman	Daniel ("DJ") Powell
Teresa Grantham	Maurice Bize	Zack Coker
Carol Eldridge

LOUISIANA		VIRGINIA

John B. Gray	Vice President	Rich Corirossi	Assistant Vice President

Regional Operations Directors
Sonya L. Acosta	Tabatha A. Green
Bryan W. Cook	Anthony B. Seney
L. Christopher Deakle

TEXAS

Lori A. Sanchez	Vice President

Regional Operations Directors
Lauren M. Munoz	Chadd D. Stewart
Brittany L. Rubio

BRANCH OPERATIONS

ALABAMA
Adamsville	Brewton	Fort Payne	Moody	Pell City	Talladega
Albertville	Clanton	Gadsden	Moulton	Prattville	Tallassee
Alexander City	Cullman	Hamilton	Muscle Shoals	Robertsdale	Troy
Andalusia	Decatur	Huntsville (2)	Oneonta	Russellville (2)	Trussville
Arab	Dothan	Jackson	Opelika	Saraland	Tuscaloosa
Athens	Enterprise	Jasper	Oxford	Scottsboro	Wetumpka
Bay Minette	Fayette	Mobile	Ozark	Selma
Bessemer	Florence	Montgomery	Pelham	Sylacauga
GEORGIA
Acworth	Canton	Dalton	Greensboro	Manchester	Sylvania
Adel	Carrollton	Dawson	Griffin	McDonough	Sylvester
Albany (2)	Cartersville	Douglas (2)	Hartwell	Milledgeville	Thomaston
Alma	Cedartown	Douglasville	Hawkinsville	Monroe	Thomasville
Americus	Chatsworth	Dublin	Hazlehurst	Montezuma	Thomson
Athens (2)	Clarkesville	East Ellijay	Helena	Monticello	Tifton
Augusta	Claxton	Eastman	Hinesville (2)	Moultrie	Toccoa
Bainbridge	Clayton	Eatonton	Hiram	Nashville	Tucker
Barnesville	Cleveland	Elberton	Hogansville	Newnan	Valdosta
Baxley	Cochran	Fayetteville	Jackson	Perry	Vidalia
Blairsville	Colquitt	Fitzgerald	Jasper	Pooler	Villa Rica
Blakely	Columbus (2)	Flowery Branch	Jefferson	Richmond Hill	Warner Robins (2)
Blue Ridge	Commerce	Forest Park	Jesup	Rome	Washington
Bremen	Conyers	Forsyth	Kennesaw	Royston	Waycross
Brunswick	Cordele	Fort Valley	LaGrange	Sandersville	Waynesboro
Buford	Cornelia	Ft. Oglethorpe	Lavonia	Savannah	Winder
Butler	Covington	Gainesville	Lawrenceville	Statesboro
Cairo	Cumming	Garden City	Macon (2)	Stockbridge
Calhoun	Dahlonega	Georgetown	Madison	Swainsboro

KENTUCKY
Cadiz	Hopkinsville	Madisonville	Owensboro	Shelbyville	Somerset
Elizabethtown	Jackson	Middlesboro	Paducah	Shepherdsville
Harlan	Louisville	Morehead	Richmond

BRANCH OPERATIONS
(Continued)

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Slidell
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Shreveport
Covington	Houma

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Gaffney	Lancaster	Newberry	Spartanburg
Anderson	Chester	Georgetown	Laurens	North Charleston	Summerville
Batesburg- Leesvile	Columbia	Greenwood	Lexington	North Greenville	Sumter
Beaufort	Conway	Greer	Manning	Orangeburg	Union
Boling Springs	Dillon	Hartsville	Marion	Rock Hill	Walterboro
Camden	Easley	Irmo	Moncks Corner	Seneca	Winnsboro
Cayce	Florence	Lake City	Myrtle Beach	Simpsonville	York
Charleston

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Murfreesboro	Smyrna
Bristol	Dayton	Hixson	Lenoir City	Newport	Springfield
Clarksville	Dickson	Jacksboro	Lexington	Powell	Tazewell
Cleveland	Dyersburg	Jackson	Madisonville	Pulaski	Tullahoma
Columbia	Elizabethton	Johnson City	Maryville	Savannah	Winchester
Cookeville	Fayetteville	Kingsport	Millington	Sevierville
Cordova	Gallatin	Lafayette	Morristown

TEXAS
Austin (2)	Houston	Lufkin	Pasadena	San Marcos	Texarkana
Bastrop	Huntsville	Missouri City	Pearland	Temple	Victoria
Conroe	Katy	Mount Pleasant	Rosenburg
Corpus Christi	Longview	New Braunfels	San Antonio (3)
VIRGINIA
Abingdon	Chesapeake (2)	Colonial Heights	Danville	Mechanicsville	Yorktown

DIRECTORS

Ben F. Cheek, IV
Chairman
1st Franklin Financial Corporation
Ben F. Cheek, III
Chairman Emeritus
1st Franklin Financial Corporation
Virginia C. Herring
Vice Chairman, President and Chief Executive Officer
1st Franklin Financial Corporation

David W. Cheek
Shareholder

A. Roger Guimond
Retired Executive Officer
1st Franklin Financial Corporation

Jerry J. Harrison, Jr.
Executive Vice President and Chief Strategy Officer
1st Franklin Financial Corporation
Donata Ison
Vice President of Finance Amhr
John G. Sample, Jr.
CPA

Sheryl Smith
Retired Chief Operating, Risk and Compliance Officer

Keith D. Watson
Chairman
Bowen & Watson, Inc.

EXECUTIVE OFFICERS

Ben F. Cheek, IV Chairman

Ben F. Cheek, III Chairman Emeritus

Virginia C. Herring Vice Chairman, President and Chief Executive Officer

Julie I. Baker Executive Vice President and Chief Information Security Officer

Daniel E. Clevenger, II Executive Vice President and Chief Administrative Officer

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

Mark J. Scarpitti Executive Vice President and General Counsel Corporate Secretary / Treasurer

Joseph A. Shaw Executive Vice President and Chief Information Officer

LEGAL COUNSEL

Jones Day 1221 Peachtree Street, N.E. Suite 400 Atlanta, Georgia 30361

INDEPENDENT AUDITORS

Deloitte & Touche LLP 1230 Peachtree Street, N.E., Suite 3100 Atlanta, Georgia 30309