Form 10-Q
period 2024-09-30
1st FRANKLIN FINANCIAL CORP
filed 2024-11-14
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding November 14, 2024
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2024 is incorporated by reference herein. See Exhibit 13.
Condensed Consolidated Statements of Financial Position (Unaudited): September 30, 2024 and December 31, 2023
Condensed Consolidated Statements of Income and Retained Earnings (Unaudited): Three and Nine Months Ended September 30, 2024 and September 30, 2023
Condensed Consolidated Statements of Comprehensive Income (Unaudited): Three and Nine Months Ended September 30, 2024 and September 30, 2023
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited): Three and Nine Months Ended September 30, 2024 and September 30, 2023
Condensed Consolidated Statements of Cash Flows (Unaudited): Nine Months Ended September 30, 2024 and September 30, 2023
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2024 is incorporated by reference herein. See Exhibit 13.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2024 is incorporated by reference herein. See Exhibit 13.
ITEM 4.    Controls and Procedures:
We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes in the Company's internal control over financial reporting as of September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


As of September 30, 2024, the Virginia, Kentucky and Tennessee divisions have converted to a new loan servicing system to replace the existing platform. The new system was subject to various testing and review procedures before, during and after implementation. As a result, there were certain changes to processes and procedures, which resulted in changes to Virginia, Kentucky, and Tennessee's internal control over financial reporting. These changes in internal controls were not made in response to any identified internal control deficiency. The Company intends to convert the remaining divisions prior to year-end.


PART II. OTHER INFORMATION
ITEM 5.    Legal Proceedings:

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

3.2	Amended and Restated Bylaws of 1st Franklin Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K/A filed with the SEC April 19, 2024).

13	Quarterly Report to Investors as of and for the Three and Nine Months Ended September 30, 2024.

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

Date: November 14, 2024

1st FRANKLIN FINANCIAL CORPORATION

QUARTERLY REPORT TO INVESTORS
AS OF AND FOR THE
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following narrative is Management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “our” or “we”) financial condition and operating results as of and for the three and nine months ended September 30, 2024 and 2023. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s 2023 Annual Report. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.
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
The Company:
We are engaged in the consumer finance business, primarily in making consumer installment loans to individuals. Our other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans on real estate. All of our loans are at fixed rates, and contain fixed terms and fixed payments. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income. The Company and its operations are guided by a strategic plan which includes planned growth through strategic geographic expansion of our branch office network. As of September 30, 2024, the Company’s business was operated through 115 branch offices in Georgia, 48 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 23 in Texas, 16 in Kentucky, and 7 in Virginia.
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
Financial Condition:
The Company’s total assets increased $25.3 million (2%) to $1,265.6 million at September 30, 2024 compared to $1,240.3 million at December 31, 2023. Increases in cash and cash equivalents, investment securities, fixed assets, and loan acquisitions in process were partially offset by decreases in our net loan portfolio, restricted cash, and loan purchase premium.

Cash and cash equivalents (excluding restricted cash) increased $12.2 million (54%) at September 30, 2024 while restricted cash decreased $4.7 million (39%) compared to December 31, 2023. Restricted cash consists of funds maintained in restricted accounts at the Company's insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. See Note 3, "Investment Securities" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of amounts held in trust. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers.
Gross loan originations increased $0.7 million for the three months ended September 30, 2024, compared to the same period last year. For the nine months ended September 30, 2024 originations increased $60.1 million compared to the same period last year. Our net loan portfolio decreased $3.2 million to $859.6 million at September 30, 2024 compared to $862.8 million at December 31, 2023. Included in our net loan portfolio is our allowance for credit losses which reflects estimated current expected credit losses in the loan portfolio as of the date of the statement of financial position. Management increased the allowance $0.3 million to $71.7 million at September 30, 2024, compared to $71.4 million at December 31, 2023. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses inherent in the portfolio as of September 30, 2024; however, unexpected changes in trends or deterioration in economic conditions could result in additional changes in the allowance. Any change in our allowance for credit losses could have a material impact on our results of operations or financial condition in the future.
The Company’s investment securities portfolio increased $13.0 million compared to the prior year-end. The majority of the increase was due to an increase in fair market values. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of government agency bonds and various municipal bonds. Investment securities have been designated as “available-for-sale” at September 30, 2024 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Operating lease right-of-use assets increased $0.3 million (1%) in the nine months ended September 30, 2024 mainly due to an increase in the number branches in the Company's network.
Other assets increased by $7.7 million (15%) compared to the prior year-end. Increases in loan acquisitions in process of $5.3 million, prepaid IT expenses of $2.9 million, and fixed assets of $1.7 million were partially offset by a decrease in loan purchase premium of $1.7 million.
The Company's senior debt is comprised of a line of credit from a bank and the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at September 30, 2024 was $934.1 million compared to $912.7 million at December 31, 2023, representing an increase of $21.4 million (2%). There was an increase of $42.3 million (6%) in commercial paper and $1.7 million (6%) in subordinated debentures partially offset by a decrease of $15.5 million (13%) in the outstanding balance on the bank line of credit and a decrease of $7.3 million (7%) in senior demand notes.
Operating lease liabilities increased $0.4 million (1%) and accrued expenses and other liabilities increased $1.8 million (9%) to $21.7 million at September 30, 2024 compared to $20.0 million at December 31, 2023.
Results of Operations:
During the three and nine months ended September 30, 2024, total revenues were $96.3 million and $282.9 million, respectively, compared to $89.9 million and $259.5 million during the same periods a year ago. Year-over-year growth in the Company’s gross loan portfolio resulted in higher interest and finance charge revenue. Increases in the Company's insurance premium and commission revenues of $2.9 million (20%) and $5.8 million (14%) respectively, also resulted in higher revenue for the three and nine months ended September 30, 2024. Net income was $0.1 million for the three months ended September 30, 2024, a $9.1 million decrease compared to the same period last year. The increased provision for credit losses and higher interest, personnel, and other expenses offset revenue gains for the three month period ended September 30, 2024, compared to last year. Net income of $2.2 million for the nine month period ended

September 30, 2024, represents an $1.0 million (31%) decrease compared to the same period a year ago. Higher interest and operating expenses for the nine months ended September 30, 2024 were partially offset by higher revenue and the reduced provision for credit losses.
Net Interest Income
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income increased $1.7 million (3%) and $7.9 million (4%) during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. An increase in our average daily net loan balances of $66.0 million (7%) during the nine months just ended compared to the same period a year ago was offset by increased borrowing costs.
Average daily borrowings increased $58.7 million (7%) during the nine months ended September 30, 2024 compared the same period last year. The Company's average borrowing rates were 5.79% and 4.75% during the nine month period ended September 30, 2024, and 2023, respectively. Interest expense increased $1.9 million (16%) and $9.6 million (31%) during the three and nine months just ended, respectively, compared to the same periods a year ago due to the higher average daily borrowings and higher cost of funds.
Management projects that, based on historical results and current estimates, average net receivables will grow during the remainder of 2024, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact our net interest income.
Insurance Revenue
Insurance revenues were $2.9 million (20%) and $5.8 million (14%) higher during the three and nine months ended September 30, 2024, respectively, compared to the same periods a year ago. Insurance claims and expenses increased $0.5 million (13%) for the three month period just ended and there was a decrease of $0.1 million (1%) during the nine month period just ended, as compared to the same periods a year ago.
Other Revenue
Other revenue decreased $0.1 million (3%) for the three months ended September 30, 2024, compared to the same period last year. For the nine months ended September 30, 2024, other revenue increased $0.2 million (4%) compared to the same period a year ago. The increase for the nine months ended September 30, 2024 is mainly due to higher sales of auto club memberships offered to loan customers.
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
The provision for credit losses increased $5.6 million (38%) for the three months ended September 30, 2024, compared to the same period last year. For the nine months ended September 30, 2024 the provision for credit losses decreased $1.0 million (2%) compared to the same period last year. Net charge-offs decreased $0.6 million (2.8%) and decreased $5.6 million (8%) to $19.5 million and $60.9 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods last year.
The allowance for credit losses increased by $0.3 million to $71.7 million as of September 30, 2024, compared to $71.4 million at December 31, 2023.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.
During the nine months ended September 30, 2024, the Company engaged a major rating service provider to assist with estimating the instances of loss ("Probability of Default" or "PD") and the average severity of losses ("Loss Given Default" or "LGD") using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. For further information regarding the technique, refer to the Critical Accounting Policies section below. In addition, please see Note 2, "Loans" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of estimated credit losses. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future period, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Other Operating Expenses
Other operating expenses increased $7.4 million (15%) and increased $15.2 million (10%) during the three and nine months ended September 30, 2024, respectively, compared to the same periods a year ago. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense increased $3.4 million (12%) and increased $7.8 million (9%) during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. An increase in the number of employees, medical claims, and inflation-based salary adjustments for certain team members were the primary reasons for the increase.
Occupancy expenses increased $0.8 million (17%) and increased $1.9 million (13%) during the three and nine months ended September 30, 2024, respectively, compared to the same periods a year ago. Increases in monthly rent expenses, depreciation expenses, and new branch openings attributed to the increase in occupancy expenses.
Other expenses increased $3.2 million (21%) and increased $5.5 million (11%) during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Higher amortization of loan premiums, consultant fees, and training expenses were the primary factors driving the increase in miscellaneous other operating expenses during the three and nine months ended September 30, 2024 as compared to the same periods in 2023.
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
Effective income tax rate was 94% and 66% during the three and nine months ended September 30, 2024, respectively, compared to 13% and 52% during the same periods ended September 30, 2023. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Quantitative and Qualitative Disclosures About Market Risk:
Volatility in market interest rates can impact the Company’s investment portfolio and the interest rates paid on its bank borrowings and debt securities. Changes in interest rates have more impact on the income earned on investments and the Company’s borrowing costs than on interest income earned on loans, as Management does not normally change the rates charged on loans originated solely as a result of changes in the interest rate environment. These exposures are monitored and managed by the Company as an integral part of its overall cash management program. It is Management’s goal to minimize any adverse effect that movements in interest rates may have on the financial condition and operations of the Company. Please refer to the market risk analysis discussion in our 2023 Annual Report as, for a more detailed analysis of our market risk exposure. There have been no material changes to our market risk during the three and nine months ended September 30, 2024.
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
As of September 30, 2024 and December 31, 2023, the Company had $35.0 million and $22.8 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
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
At December 31, 2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $129.9 million and $111.0 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2024, without prior approval of the Georgia Insurance Commissioner, was $49.7 million. On November 28, 2023, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department did not deny such requests within the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2024. Effective February 1, 2024, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2027. At September 30, 2024, an advance of $30.0 million and accrued interest of $3.6 million on this advance was outstanding on the Parent's credit line with Frandisco Property and Casualty Insurance Company.
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
The Company's continued liquidity is therefore also dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility with Wells Fargo Bank, N.A. This credit agreement (as amended from time to time, the "credit agreement") provides for borrowings or re-borrowings of up to $230.0 million or 70% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. At September 30, 2024 and December 31, 2023, $106.6 million and $122.1 million, respectively, were outstanding under the credit line. The credit agreement has a commitment termination date of February 28, 2025. Management believes the current credit facility, when considered with funds expected to be available from operations, should provide sufficient liquidity for the Company.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of 0.50%. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 2.75%. The interest rate on the credit agreement at September 30, 2024 and December 31, 2023 was 8.05% and 8.19%, respectively.
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
The Company uses a PD / LGD technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the loan pools to identify the instances of loss (PDs) and the average severity of losses (LGDs). We engaged a major rating service provider to assist with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights to be applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects our best estimate of expected credit losses.
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

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CASH AND CASH EQUIVALENTS	$34,989,890	$22,775,852

RESTRICTED CASH	7,346,090	12,059,022

LOANS:
Direct Cash Loans	998,959,664	972,567,737
Real Estate Loans	25,175,917	29,812,798
Sales Finance Contracts	163,413,482	175,548,110
	1,187,549,063	1,177,928,645

Less: Unearned Finance Charges	182,848,009	174,043,203
Unearned Insurance Premiums and Commissions	73,368,795	69,748,304
Allowance for Credit Losses	71,735,755	71,361,745
Net Loans	859,596,504	862,775,393

INVESTMENT SECURITIES:
Available-for-Sale, at fair value	263,071,104	250,085,804

OTHER ASSETS:
Operating Lease Right-of-Use Assets	42,193,983	41,938,371
Other Assets	58,397,080	50,662,318
	100,591,063	92,600,689

TOTAL ASSETS	$1,265,594,651	$1,240,296,760

LIABILITIES AND STOCKHOLDERS' EQUITY
SENIOR DEBT	$903,804,437	$884,191,786
SUBORDINATED DEBT	30,253,653	28,533,940
OPERATING LEASE LIABILITIES	43,472,572	43,034,942
ACCRUED EXPENSES AND OTHER LIABILITIES	21,749,014	19,952,978
Total Liabilities	999,279,676	975,713,646

STOCKHOLDERS' EQUITY:
Preferred Stock: $100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common Stock
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding	—	—
Accumulated Other Comprehensive Loss	(19,397,139)	(18,955,725)
Retained Earnings	285,542,114	283,368,839
Total Stockholders' Equity	266,314,975	264,583,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,265,594,651	$1,240,296,760
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

INTEREST INCOME	$77,021,585	$73,421,166	$229,452,851	$212,045,097
INTEREST EXPENSE	13,600,021	11,708,246	39,978,456	30,424,167
NET INTEREST INCOME	63,421,564	61,712,920	189,474,395	181,620,930

Provision for Credit Losses	20,466,944	14,827,391	61,258,554	62,236,416

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	42,954,620	46,885,529	128,215,841	119,384,514

INSURANCE INCOME
Premiums and Commissions	17,299,544	14,447,793	47,604,166	41,830,689
Insurance Claims and Expenses	4,270,153	3,793,588	12,297,930	12,360,980
Total Net Insurance Income	13,029,391	10,654,205	35,306,236	29,469,709

OTHER REVENUE	1,948,710	2,002,447	5,863,914	5,641,872

OTHER OPERATING EXPENSES
Personnel Expense	32,378,486	28,968,385	92,344,052	84,546,352
Occupancy Expense	5,586,914	4,776,283	16,582,452	14,727,662
Other	18,468,783	15,252,548	54,134,282	48,624,026
Total	56,434,183	48,997,216	163,060,786	147,898,040

INCOME BEFORE INCOME TAXES	1,498,538	10,544,965	6,325,205	6,598,055

Provision for Income Taxes	1,410,844	1,346,979	4,151,930	3,440,894

NET INCOME	$87,694	$9,197,986	$2,173,275	$3,157,161

BASIC AND DILUTED EARNINGS PER SHARE
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$0.52	$54.11	$12.78	$18.57
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Income	$87,694	$9,197,986	$2,173,275	$3,157,161

Other Comprehensive Income / (Loss):
Net changes related to available-for-sale securities
Unrealized gain / (losses)	8,987,286	(21,458,438)	(338,701)	(18,582,360)
Income tax (expense) benefit	(1,873,826)	4,503,368	105,464	3,904,323
Net unrealized income / (losses)	7,113,460	(16,955,070)	(233,237)	(14,678,037)

Less reclassification of gain to net income	67,471	80,690	208,177	178,805

Total Other Comprehensive Income / (Loss)	7,045,989	(17,035,760)	(441,414)	(14,856,842)

Total Comprehensive Income / (Loss)	$7,133,683	$(7,837,774)	$1,731,861	$(11,699,681)
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Three Months Ended September 30, 2024:
Balance at June 30, 2024	170,000	$170,000	$285,454,420	$(26,443,128)	$259,181,292
Comprehensive Income:
Net Income	—	—	87,694	—
Other Comprehensive Income	—	—	—	7,045,989
Total Comprehensive Income	—	—	—	—	7,133,683
Balance at September 30, 2024	170,000	$170,000	$285,542,114	$(19,397,139)	$266,314,975

Three Months Ended September 30, 2023:
Balance at June 30, 2023	170,000	$170,000	$276,798,925	$(24,222,898)	$252,746,027
Comprehensive Income:
Net Income	—	—	9,197,986	—
Other Comprehensive Loss	—	—	—	(17,035,760)
Total Comprehensive Loss	—	—	—	—	(7,837,774)
Balance at September 30, 2023	170,000	$170,000	$285,996,911	$(41,258,658)	$244,908,253

Nine Months Ended September 30, 2024:
Balance at December 31, 2023	170,000	$170,000	$283,368,839	$(18,955,725)	$264,583,114
Comprehensive Income:
Net Income	—	—	2,173,275	—
Other Comprehensive Loss	—	—	—	(441,414)
Total Comprehensive Income	—	—	—	—	1,731,861
Balance at September 30, 2024	170,000	$170,000	$285,542,114	$(19,397,139)	$266,314,975

Nine Months Ended September 30, 2023:
Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024
Comprehensive Income:
Net Income	—	—	3,157,161	—
Other Comprehensive Loss	—	—	—	(14,856,842)
Total Comprehensive Loss	—	—	—	—	(11,699,681)
Cash Distributions Paid	—	—	(2,685,090)	—	(2,685,090)
Balance at September 30, 2023	170,000	$170,000	$285,996,911	$(41,258,658)	$244,908,253
See Notes to Unaudited Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,173,275	$3,157,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	61,258,554	62,236,416
Depreciation and amortization	5,829,678	3,382,908
Deferred tax benefit	392,146	264,643
Net gains due to called redemptions of marketable securities and amortization on securities	(535,868)	(477,461)
Increase in other assets	(7,219,452)	(9,642,768)
Increase in other liabilities	1,446,036	(12,360,694)
Net Cash Provided	63,344,369	46,560,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(432,062,052)	(474,518,236)
Loan payments	373,982,386	370,261,142
Purchases of securities, available-for-sale	(16,892,183)	(30,333,953)
Redemptions of securities, available-for-sale	3,885,000	15,605,000
Capital Expenditures	(6,078,314)	(3,308,006)
Proceeds from Sale of Fixed Assets	8,831	—
Net Cash Used	(77,156,332)	(122,294,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in senior demand notes	(7,299,901)	(15,705,428)
Advances on credit line	128,945,041	181,343,719
Payments on credit line	(144,395,041)	(139,574,719)
Commercial paper issued	91,085,834	93,516,075
Commercial paper redeemed	(48,742,577)	(71,258,922)
Subordinated debt securities issued	6,777,791	5,036,497
Subordinated debt securities redeemed	(5,058,078)	(5,877,172)
Dividends / distributions	—	(2,685,090)
Net Cash Provided	21,313,069	44,794,960

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,501,106	(30,938,888)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	34,834,874	65,434,228

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$42,335,980	$34,495,340

Cash paid during the year for -
Interest Paid	$39,895,827	$29,514,305
Income Taxes Paid	3,795,200	3,124,842
Non-cash transactions for -
ROU assets and associated liabilities	6,921,857	8,406,887
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
In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2024 and December 31, 2023, its consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2024 and 2023 and its consolidated cash flows for the nine months ended September 30, 2024 and 2023. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
The computation of earnings per share is self-evident from the accompanying Condensed Consolidated Statements of Income and Retained Earnings (Unaudited). The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and Cash Equivalents	$34,989,890	$22,775,852
Restricted Cash	7,346,090	12,059,022
Total Cash, Cash Equivalents and Restricted Cash	$42,335,980	$34,834,874
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
During the three months ended September 30, 2024, and 2023, the Company recognized interest related revenue of $77.0 million and $73.4 million, respectively, insurance related revenue of $17.3 million and $14.4 million, respectively, and other revenue from contracts with customers of $1.9 million and $2.0 million, respectively. During the nine months ended September 30, 2024, and 2023, the Company recognized interest related revenue of $229.5 million and $212.0 million, respectively, insurance related revenue of $47.6 million and $41.8 million, and other revenues of $5.9 million and $5.6 million, respectively.

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

Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2024	2023

Loans originated or purchased:
Originated	$915,660	$855,522
Purchased	$8,705	32,882
Less Non-Cash Reconciling items:
Other Consumer renewed loans (live check and premier)	226,821	182,951
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	265,482	230,935
Loans originated or purchased per Consolidated Statements of Cash Flows:	$432,062	$474,518
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
The Company’s Gross Balances (in thousands) by loan class as of September 30, 2024 and December 31, 2023:
Gross Balance (in thousands) by Origination Year as of September 30, 2024:

Loan Class	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$105,877	$33,164	$4,635	$720	$92	$24	$144,512
Direct Cash Loans: Premier Loans	4,386	5,197	12,830	4,521	721	222	27,877
Direct Cash Loans: Other Consumer Loans	531,317	214,180	53,866	19,677	3,530	1,670	824,240
Real Estate Loans	2,249	4	1,130	9,190	3,898	8,266	24,737
Sales Finance Contracts	55,530	62,201	29,653	11,069	3,449	408	162,310
Total	$699,359	$314,746	$102,114	$45,177	$11,690	$10,590	$1,183,676

Gross Balance (in thousands) by Origination year as of December 31, 2023:

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$136,419	$16,682	$2,661	$376	$36	$17	$156,191
Direct Cash Loans: Premier Loans	11,890	27,961	10,878	2,160	505	170	53,564
Direct Cash Loans: Other Consumer Loans	582,489	123,277	41,431	8,044	2,536	854	758,631
Real Estate Loans	2,075	1,365	10,877	4,649	4,118	6,220	29,304
Sales Finance Contracts	98,384	47,852	18,935	8,279	1,142	112	174,704
Total	$831,257	$217,137	$84,782	$23,508	$8,337	$7,373	$1,172,394

The Company’s Gross Balance (in thousands) on non-accrual loans by loan class are as follows:

Loan Class	September 30, 2024	December 31, 2023

Direct Cash Loans: Live Check Loans	$8,503	$10,888
Direct Cash Loans: Premier Loans	1,394	2,526
Direct Cash Loans: Other Consumer Loans	37,392	33,194
Real Estate Loans	1,521	1,383
Sales Finance Contracts	6,146	6,655
Total	$54,956	$54,646
Age analysis of Gross Balance (in thousands) on past due loans, segregated by loan class:

	September 30, 2024
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,984	$2,458	$5,090	$12,532
Direct Cash Loans: Premier Loans	830	315	770	1,915
Direct Cash Loans: Other Consumer Loans	25,488	12,321	21,280	59,089
Real Estate Loans	855	365	1,320	2,540
Sales Finance Contracts	4,015	2,013	3,361	9,389
Total	$36,172	$17,472	$31,821	$85,465

	December 31, 2023
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,555	$4,228	$6,548	$15,331
Direct Cash Loans: Premier Loans	1,142	789	1,713	3,644
Direct Cash Loans: Other Consumer Loans	19,975	11,240	24,433	55,648
Real Estate Loans	776	334	1,403	2,513
Sales Finance Contracts	4,228	2,226	4,142	10,596
Total	$30,676	$18,817	$38,239	$87,732

While aging analysis is the primary credit quality indicator, we also consider loans in non-accrual status, loan restructures where the borrower is experiencing financial difficulty, the ratio of bankrupt accounts to the total Gross Outstanding, and economic factors in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses.

The ratio of bankrupt accounts to the Gross Balance was 1.48% at September 30, 2024, compared to 1.43% at December 31, 2023.

The following table presents the gross balance (in thousands) in each segment in the portfolio as of September 30, 2024 based on year of origination:

Payment Performance by Origination Year (in thousands)
	2024(1)	2023	2022	2021	2020	Prior	Total Gross Balance Balance
Direct Cash Loans: Live Check Loans
Performing	$100,952	$30,067	$4,250	$632	$84	$24	$136,009
Nonperforming	4,925	3,097	385	88	8	—	8,503
	$105,877	$33,164	$4,635	$720	$92	$24	$144,512
Direct Cash Loans: Premier Loans
Performing	$4,321	$5,013	$12,025	$4,233	$678	$213	$26,483
Nonperforming	65	184	805	288	43	9	1,394
	$4,386	$5,197	$12,830	$4,521	$721	$222	$27,877
Direct Cash Loans: Other Consumer Loans
Performing	$516,727	$198,536	$49,265	$17,586	$3,222	$1,512	$786,848
Nonperforming	14,590	15,644	4,601	2,091	308	158	37,392
	$531,317	$214,180	$53,866	$19,677	$3,530	$1,670	$824,240
Real Estate Loans:
Performing	$2,249	$4	$1,066	$8,459	$3,592	$7,846	$23,216
Nonperforming	—	—	64	731	306	420	1,521
	$2,249	$4	$1,130	$9,190	$3,898	$8,266	$24,737
Sales Finance Contracts:
Performing	$54,724	$59,636	$28,047	$10,293	$3,116	$348	$156,164
Nonperforming	806	2,565	1,606	776	333	60	6,146
	$55,530	$62,201	$29,653	$11,069	$3,449	$408	$162,310
(1)Includes loans originated during the nine months ended September 30, 2024.

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

The information relating to modifications made to borrowers experiencing financial difficulty (in thousands, except for %) for the period indicated are as follows:

	Three Months Ended September 30, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,106	3.1%	$354	1.0%	$451	1.2%	$531	1.5%	$392	1.1%
Direct Cash Loans: Premier Loans	143	2.1%	161	2.3%	70	1.0%	364	5.2%	188	2.7%
Direct Cash Loans: Other Consumer Loans	4,545	2.2%	5,064	2.5%	2,774	1.3%	8,906	4.3%	5,623	2.7%
Real Estate Loans	—	—%	—	—%	4	0.1%	—	—%	—	—%
Sales Finance Contracts	209	0.5%	200	0.5%	564	1.4%	1,620	4.0%	172	0.4%
Total	$6,003	2.0%	$5,779	2.0%	$3,863	1.3%	$11,421	3.9%	$6,375	2.2%

	Three Months Ended September 30, 2023

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,225	3.1%	$503	1.3%	$627	1.6%	$677	1.7%	$352	0.9%
Direct Cash Loans: Premier Loans	268	1.6%	375	2.3%	176	1.1%	533	3.3%	309	1.9%
Direct Cash Loans: Other Consumer Loans	3,245	1.8%	3,969	2.2%	2,225	1.2%	7,651	4.3%	4,721	2.6%
Real Estate Loans	119	1.6%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	207	0.5%	298	0.7%	459	1.1%	1,614	3.8%	192	0.5%
Total	$5,064	1.8%	$5,145	1.8%	$3,487	1.2%	$10,475	3.7%	$5,574	2.0%

	Nine Months Ended September 30, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$3,749	3.5%	$1,298	1.2%	$1,665	1.5%	$1,541	1.4%	$1,118	1.0%
Direct Cash Loans: Premier Loans	445	2.1%	613	2.9%	318	1.5%	791	3.8%	575	2.7%
Direct Cash Loans: Other Consumer Loans	12,390	2.0%	13,380	2.2%	8,038	1.3%	23,390	3.8%	14,645	2.4%
Real Estate Loans	104	0.6%	27	0.2%	4	—%	—	—%	9	0.1%
Sales Finance Contracts	666	0.5%	699	0.6%	1,399	1.1%	4,472	3.7%	423	0.3%
Total	$17,354	2.0%	$16,017	1.8%	$11,424	1.3%	$30,194	3.4%	$16,770	1.9%

	Nine Months Ended September 30, 2023

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$3,749	3.1%	$1,622	1.4%	$1,895	1.6%	$2,106	1.8%	$876	0.7%
Direct Cash Loans: Premier Loans	1,011	2.1%	1,190	2.4%	613	1.3%	1,456	3.0%	1,008	2.1%
Direct Cash Loans: Other Consumer Loans	8,939	1.7%	10,353	1.9%	7,156	1.3%	21,657	4.0%	12,908	2.4%
Real Estate Loans	282	1.3%	5	—%	25	0.1%	—	—%	17	0.1%
Sales Finance Contracts	480	0.4%	577	0.4%	1,372	1.1%	4,677	3.6%	475	0.4%
Total	$14,461	1.7%	$13,747	1.6%	$11,061	1.3%	$29,896	3.5%	$15,284	1.8%

The financial effects of the modifications made to borrowers experiencing financial difficulty.

As of and for the three months ended September 30, 2024
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.5 million
	Premier Loans	Reduced the gross balance of the loans < $0.1 million
	Other Consumer Loans	Reduced the gross balance of the loans $2.8 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.6 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.5% to 16.5%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.4% to 15.5%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 28.9% to 18.8%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.5% to 14.9%
Term Extension	Live Check Loans	Added a weighted average 10 months to the term
	Premier Loans	Added a weighted average 20 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 19 months to the term

As of and for the three months ended September 30, 2023
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.6 million
	Premier Loans	Reduced the gross balance of the loans $0.2 million
	Other Consumer Loans	Reduced the gross balance of the loans $2.2 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.5 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.1% to 16.8%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.6% to 16.0%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.1% to 18.8%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 18.2% to 6.0%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 21.3% to 13.3%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 26 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 28 months to the term

As of and for the nine months ended September 30, 2024
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $1.7 million
	Premier Loans	Reduced the gross balance of the loans $0.3 million
	Other Consumer Loans	Reduced the gross balance of the loans $8.0 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $1.4 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.6% to 16.4%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.2% to 15.3%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.0% to 18.8%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 19.3% to 8.5%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.6% to 15.1%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 21 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 19 months to the term

As of and for the nine months ended September 30, 2023
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $1.9 million
	Premier Loans	Reduced the gross balance of the loans $0.6 million
	Other Consumer Loans	Reduced the gross balance of the loans $7.2 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $1.4 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 26.9% to 17.0%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.3% to 15.4%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.1% to 19.2%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 18.4% to 6.6%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 21.7% to 14.8%
Term Extension	Live Check Loans	Added a weighted average 13 months to the term
	Premier Loans	Added a weighted average 22 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	Added a weighted average 43 months to the term
	Sales Finance Contracts	Added a weighted average 17 months to the term

The aging for loans that were modified for borrowers experiencing financial difficulty in the past 12 months (in thousands):

	September 30, 2024

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$12,127	$472	$423	$13,022
Direct Cash Loans: Premier Loans	4,734	357	158	5,249
Direct Cash Loans: Other Consumer Loans	72,747	6,709	2,976	82,432
Real Estate Loans	262	29	24	315
Sales Finance Contracts	9,262	734	373	10,369
Total	$99,132	$8,301	$3,954	$111,387

	September 30, 2023

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$12,070	$1,153	$1,752	$14,975
Direct Cash Loans: Premier Loans	6,876	855	911	8,642
Direct Cash Loans: Other Consumer Loans	78,198	10,007	11,283	99,488
Real Estate Loans	219	38	293	550
Sales Finance Contracts	9,524	1,276	1,442	12,242
Total	$106,887	$13,329	$15,681	$135,897

Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off (in thousands):

	Three Months Ended September 30, 2024
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$584	$106	$298	$129	$109
Direct Cash Loans: Premier Loans	35	38	22	42	42
Direct Cash Loans: Other Consumer Loans	1,405	532	1,098	1,193	960
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	108	54	99	285	42
Total	$2,132	$730	$1,517	$1,649	$1,153

	Three Months Ended September 30, 2023
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$908	$142	$408	$166	$101
Direct Cash Loans: Premier Loans	125	100	85	96	99
Direct Cash Loans: Other Consumer Loans	1,554	832	909	1,244	852
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	73	101	159	330	20
Total	$2,660	$1,175	$1,561	$1,836	$1,072

	Nine Months Ended September 30, 2024
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$2,448	$223	$617	$244	$252
Direct Cash Loans: Premier Loans	239	63	55	101	140
Direct Cash Loans: Other Consumer Loans	4,996	1,155	2,202	2,388	2,014
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	341	87	190	493	109
Total	$8,025	$1,528	$3,064	$3,227	$2,515

	Nine Months Ended September 30, 2023
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$2,326	$221	$697	$221	$226
Direct Cash Loans: Premier Loans	366	148	242	144	183
Direct Cash Loans: Other Consumer Loans	4,002	1,143	1,877	2,047	1,630
Real Estate Loans	—	—	5	—	—
Sales Finance Contracts	153	160	234	523	49
Total	$6,847	$1,672	$3,055	$2,935	$2,088

Allowance for Credit Losses:
The Company uses a Probability of Default (“PD”) / Loss Given Default (“LGD”) technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. We utilized this same technique for the current reporting period. We engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. There was not a material impact on the Company’s expected credit losses as a result of the change. The output of both models was within the range of acceptable values.
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
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on grade delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when the graded delinquency on a precomputed loan is less than two payments and when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at September 30, 2024 or December 31, 2023.
The allowance for credit losses increased by $0.3 million to $71.7 million as of September 30, 2024, compared to $71.4 million at December 31, 2023.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at September 30, 2024 and December 31, 2023; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Gross charge offs (in thousands) by origination year are as follows:

	Three Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$2,543	$3,352	$479	$85	$18	$14	6,491
Direct Cash Loans: Premier Loans	26	108	404	208	43	12	801
Direct Cash Loans: Other Consumer Loans	3,812	10,103	2,500	1,067	161	142	17,785
Real Estate Loans	—	—	—	—	—	1	1
Sales Finance Contracts	227	1,097	778	423	140	23	2,688
Total	$6,608	$14,660	$4,161	$1,783	$362	$192	$27,766

	Three Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$3,432	$3,666	$333	$25	$7	$16	$7,479
Direct Cash Loans: Premier Loans	81	1,084	426	126	41	9	1,766
Direct Cash Loans: Other Consumer Loans	2,607	9,292	2,700	360	205	166	15,330
Real Estate Loans	—	—	—	5	—	2	8
Sales Finance Contracts	176	1,040	542	315	91	20	2,184
Total	$6,297	$15,082	$4,001	$831	$344	$213	$26,768

	Nine Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$2,498	$14,845	$2,619	$341	$58	$47	20,408
Direct Cash Loans: Premier Loans	26	378	1,799	776	135	43	3,157
Direct Cash Loans: Other Consumer Loans	3,964	31,558	11,166	3,603	718	628	51,637
Real Estate Loans	—	—	—	—	3	1	4
Sales Finance Contracts	238	3,186	2,833	1,397	654	114	8,422
Total	$6,726	$49,967	$18,417	$6,117	$1,568	$833	$83,628

	Nine Months Ended September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$3,586	$17,899	$1,957	$151	$36	$46	23,675
Direct Cash Loans: Premier Loans	81	3,336	1,851	394	168	41	5,871
Direct Cash Loans: Other Consumer Loans	2,713	31,080	12,401	1,787	749	524	49,254
Real Estate Loans	—	—	1	12	1	11	25
Sales Finance Contracts	190	3,269	2,043	1,259	239	59	7,059
Total	$6,570	$55,584	$18,253	$3,603	$1,193	$681	$85,884

Segmentation of the portfolio began with the adoption of ASC Topic 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses (in thousands) based on a collective evaluation.

	Three Months Ended September 30, 2024
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Ending Balance 6/30/2024	$9,162	$1,476	$49,133	$1,921	$9,110	$70,802
Provision for Credit Losses	5,320	56	13,341	(87)	1,837	$20,467
Charge-offs	(6,491)	(801)	(17,785)	(1)	(2,688)	$(27,766)
Recoveries	1,570	437	5,636	1	589	$8,233
Ending Balance 9/30/2024	$9,561	$1,168	$50,325	$1,834	$8,848	$71,736

	Three Months Ended September 30, 2023
	Live Check Loans	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Ending Balance 6/30/2023	$15,289	$3,860	$47,665	$142	$9,293	$76,249
Provision for Credit Losses	1,667	1,956	6,502	2,109	2,593	14,827
Charge-offs	(7,479)	(1,766)	(15,328)	(9)	(2,184)	(26,766)
Recoveries	1,431	380	4,355	2	502	6,670
Ending Balance 9/30/2023	$10,908	$4,430	$43,194	$2,244	$10,204	$70,980

	Nine Months Ended September 30, 2024
	Live Checks	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2023	$9,832	$2,510	$47,282	$2,488	$9,250	$71,362
Provision for Credit Losses	15,268	563	39,874	(655)	6,209	$61,259
Charge-offs	(20,408)	(3,157)	(51,637)	(4)	(8,422)	$(83,628)
Recoveries	4,869	1,252	14,806	5	1,811	$22,743
Ending Balance 9/30/2024	$9,561	$1,168	$50,325	$1,834	$8,848	$71,736

	Nine Months Ended September 30, 2023
	Live Checks	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2022	$14,896	$6,108	$46,412	$143	$7,651	$75,210
Provision for Credit Losses	15,649	3,145	33,213	2,122	8,107	62,236
Charge-offs	(23,675)	(5,871)	(49,254)	(25)	(7,059)	(85,884)
Recoveries	4,038	1,048	12,823	4	1,505	19,418
Ending Balance 9/30/2023	$10,908	$4,430	$43,194	$2,244	$10,204	$70,980

Note 3 – Investment Securities
Investment Securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-Sale
Obligations of states and political subdivisions	$286,976	$262,422	$273,595	$249,601
Corporate securities	$649	$649	$485	$485
Total	$287,625	$263,071	$274,080	$250,086
Gross unrealized losses on investment securities totaled $26.9 million and $26.4 million at September 30, 2024 and December 31, 2023, respectively. The following table provides an analysis of investment securities in an unrealized loss position (in thousands) for which an allowance for credit losses is unnecessary as of September 30, 2024 and December 31, 2023:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$23,665	$(209)	$127,610	$(26,650)	$151,275	$(26,859)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$33,724	$(421)	$112,931	$(26,017)	$146,655	$(26,438)

The previous two tables represent 163 and 158 investments held by the Company at September 30, 2024 and December 31, 2023, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of September 30, 2024 and December 31, 2023.
No investment securities were sold during the nine-month period ended September 30, 2024. Additionally, the Company sold no securities during the year ended December 31, 2023. Proceeds from redemption of investments due the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $3.9 million with a net gain of $0.1 million and $18.0 million with a net gain of $0.2 million as of September 30, 2024 and December 31, 2023, respectively.
The Company’s insurance subsidiaries internally designate certain investments as restricted to cover their policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with the Company's property and casualty insurance company subsidiary (“Frandisco P&C”). These trusts held $49.8 million and $51.8 million in available-for-sale investment securities at market value at September 30, 2024 and December 31, 2023, respectively. US Bank also serves as trustee under trust agreements with the Company's life insurance company subsidiary ("Frandisco Life"). At September 30, 2024, these trusts held $33.6 million in available-for-sale investment securities at market value compared to $32.3 million at December 31, 2023. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.

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
Obligations of State and Political Subdivisions: Management has designated the Company's investment securities held in the Company's investment portfolio at September 30, 2024 and December 31, 2023 as being available-for-sale. The investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method; therefore, Marketable Debt Securities are classified as a Level 2 financial asset.
Corporate Securities: The Company estimates the fair value of corporate securities with readily determinable fair values based on quoted prices observed in active markets; therefore, these investments are classified as a Level 1 financial asset.
Senior Debt Securities: The $903.8 million carrying value of the Company's senior debt securities approximates fair value due to the relatively short period of time between the origination of the instruments and their expected payment. Senior debt securities are classified as a Level 2 financial liability.
Subordinated Debt Securities: The $30.3 million carrying value of the Company's subordinated debt securities approximates fair value due to the re-pricing frequency of the securities. Subordinated debt securities are classified as a Level 2 financial liability.
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
Assets measured at fair value (in thousands) as of September 30, 2024 and December 31, 2023 were available-for-sale investment securities which are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2024	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$649	$649	$—	$—
Obligations of states and political subdivisions	262,422	—	262,422	—
Total	$263,071	$649	$262,422	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Corporate securities	$485	$485	$—	$—
Obligations of states and political subdivisions	249,601	—	249,601	—
Total	$250,086	$485	$249,601	$—

Note 5 – Leases
The Company's operations are carried on in locations which are occupied under operating lease agreements. These lease agreements are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the three and nine months ended September 30, 2024 were $2.3 million and $6.8 million, respectively, compared to $2.2 million and $6.3 million, respectively, for the same periods in the prior year. The Company’s lease maturities schedules as of September 30, 2024 and September 30, 2023 are presented in the tables that follow.
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
Remaining lease terms range from 1 to 12 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of ASC Topic 842. Operating leases with a term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets and operating lease liabilities were $42.2 million and $43.5 million at September 30, 2024, respectively and $41.7 million and $42.8 million at September 30, 2023, respectively. At December 31, 2023 the operating lease ROU assets and operating liabilities were $41.9 million and $43.0 million, respectively.
The table below summarizes our lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Operating lease expense	$2,311,356	$6,921,857
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,291,706	6,817,570
Weighted-average remaining lease term – operating leases	6.79 years
Weighted-average discount rate – operating leases	5.80%

Lease maturity schedule as of September 30, 2024:	Amount
Remainder of 2024	$2,300,061
2025	9,165,944
2026	8,499,924
2027	7,611,857
2028	6,691,209
2029 and beyond	18,484,824
Total	52,753,819
Less: Discount	(9,281,247)
Present Value of Lease Liability	$43,472,572

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Operating lease expense	$2,150,405	$6,282,110
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,094,556	6,146,441
Weighted-average remaining lease term – operating leases	7.09 years
Weighted-average discount rate – operating leases	5.28%

Lease maturity schedule as of September 30, 2023:	Amount
Remainder of 2023	$2,131,167
2024	8,307,997
2025	7,912,595
2026	7,364,052
2027	6,547,830
2028 and beyond	19,155,793
Total	51,419,434
Less: Discount	(8,657,091)
Present Value of Lease Liability	$42,762,343
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

Effective income tax rate was 94% and 66% during the three and nine months ended September 30, 2024, respectively, compared to 13% and 52% during the same periods ended September 30, 2023. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – Debt
Senior Debt
The Company is party to a credit agreement with Wells Fargo Bank, N.A. As amended to date, the credit agreement provides for borrowings and re-borrrowings up to the lesser of $230.0 million or 70% of the Company’s net finance receivables (as defined in the credit agreement). Available borrowings under the credit agreement were $123.4 million and $108.0 million at September 30, 2024 and December 31, 2023, at interest rates of 8.05% and 8.19%, respectively. Outstanding borrowings on the credit line were $106.6 million and $122.1 million at September 30, 2024 and December 31, 2023, respectively. The credit agreement contains covenants customary for financing transactions of this type. Required monthly reports include the Company's performance on its covenants. The credit agreement has a commitment termination date of February 28, 2025.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of 0.50%. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 2.75%. The interest rate on the credit agreement at September 30, 2024 and December 31, 2023 was 8.05% and 8.19%, respectively.
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
Commercial paper is issued by the Company only to qualified investors, in amounts in excess of $50,000, with maturities of less than 260 days and at interest rates that the Company believes are competitive in its market. Additional data related to the Company's senior debt is as follows (in thousands, except % data):

As of September 30, 2024	Weighted Average Interest Rate	Average Amount Outstanding During Year

Bank Borrowings	8.05%	$103,258
Senior Demand Notes	1.90	94,623
Commercial Paper	5.95	678,529

As of December 31, 2023	Weighted Average Interest Rate	Average Amount Outstanding During Year

Bank Borrowings	8.19%	$92,381
Senior Demand Notes	1.91	102,967
Commercial Paper	5.93	633,086

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
Additional data related to the Company's subordinated debt is as follows (in thousands, except % data):

As of September 30, 2024	Weighted Average Interest Rate	Average Amount Outstanding During Year

	4.90%	$31,292

As of December 31, 2023	Weighted Average Interest Rate	Average Amount Outstanding During Year

	4.30%	$29,856

Note 9 – Related Party Transactions
The Company leased a portion of its properties (see Note 5) for an aggregate of $50,400 per year from certain officers or stockholders.
The Company engages from time to time in transactions with related parties. The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.3 million at September 30, 2024.
The Company also has a loan for premium payments to a trust of a retired executive officer’s irrevocable life insurance policy. The principal balance on this loan at September 30, 2024 was $0.5 million. Please refer to the disclosure contained in Note 12 “Related Party Transactions” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 for additional information on related party transactions.
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
The Company has 11 divisions which comprise its operations. Each division consists of branch offices that are aggregated based on vice president responsibility and geographic location. Each state has one vice president of operations, with the exception of Georgia. Georgia is split into three divisions, North Georgia ("NGA"), Middle Georgia ("MGA"), and South Georgia ("SGA").
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
Below is a performance recap of each of the Company’s divisions (in millions) for the three and nine months ended September 30, 2024, and 2023, followed by a reconciliation to consolidated Company data.

	SC	MGA	SGA	AL	MS	VA	TN	LA	KY	TX	NGA	Total
Division Revenues:
3 Months Ended 09/30/2024	$12.4	$11.2	$11.5	$13.3	$9.3	$1.2	$8.9	$7.7	$1.6	$3.3	$10.3	$90.7
3 Months Ended 09/30/2023	$11.8	$11.2	$11.8	$13.2	$8.8	$0.1	$8.6	$7.6	$1.5	$1.8	$9.9	$86.3
9 Months Ended 09/30/2024	$36.5	$33.7	$34.7	$39.9	$27.5	$3.4	$26.5	$23.1	$4.6	$8.7	$30.3	$268.9
9 Months Ended 09/30/2023	$33.8	$32.1	$33.8	$37.3	$26.0	$0.2	$25.2	$22.0	$2.6	$4.7	$28.6	$246.3

Division Profit:
3 Months Ended 09/30/2024	$2.6	$3.5	$3.9	$3.4	$2.4	$(0.6)	$1.9	$1.7	$(0.6)	$(0.1)	$3.5	$21.6
3 Months Ended 09/30/2023	$3.2	$3.5	$4.2	$3.8	$1.6	$(0.1)	$1.6	$(3.5)	$0.1	$(1.7)	$2.2	$14.9
9 Months Ended 09/30/2024	$8.3	$11.2	$12.5	$10.1	$6.7	$(1.6)	$5.9	$5.4	$(1.0)	$(1.0)	$10.1	$66.6
9 Months Ended 09/30/2023	$7.5	$9.3	$11.9	$8.6	$4.8	$(0.2)	$4.0	$4.3	$(0.4)	$(1.7)	$6.8	$54.9

Division Assets:
09/30/2024	$123.0	$129.0	$124.0	$157.0	$94.0	$21.0	$104.0	$84.0	$25.0	$44.0	$118.0	$1,023.0
12/31/2023	$126.0	$133.0	$129.0	$166.0	$98.0	$14.0	$100.0	$88.0	$18.0	$31.0	$117.0	$1,020.0

(in thousands)	3 Months Ended 09/30/2024	3 Months Ended 09/30/2023	9 Months Ended 09/30/2024	9 Months Ended 09/30/2023
Reconciliation of Revenues:
Total revenues from reportable divisions	$90,783	$86,248	$268,820	$246,363
Corporate finance charges earned, not allocated to divisions	89	$47	$534	132
Corporate investment income earned, not allocated to divisions	2,722	$2,524	$7,955	7,428
Timing difference of insurance income allocation to divisions	2,685	$1,051	$5,504	5,531
Other revenue not allocated to divisions	(9)	$1	$108	64
Consolidated Revenues (1)	$96,270	$89,871	$282,921	259,518

	3 Months Ended 09/30/2024	3 Months Ended 09/30/2023	9 Months Ended 09/30/2024	9 Months Ended 09/30/2023
Reconciliation of Income Before Taxes:
Profit per division	$21,703	$21,255	$66,595	$54,948
Corporate earnings not allocated	5,487	3,624	14,101	13,154
Corporate expenses not allocated	(25,691)	(14,334)	(74,371)	(61,504)
Consolidated Income Before Income Taxes	$1,499	$10,545	$6,325	$6,598

(1) Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

BRANCH OPERATIONS

Pat Smith	Senior Vice President	Billy Fuller	Senior Vice President

MIDDLE GEORGIA		SOUTH CAROLINA

Jennifer C. Purser	Vice President	M. Summer Clevenger	Vice President

Regional Operations Directors		Regional Operations Directors
Janet R. Brownlee	James A. Mahaffey	Nicholas D. Blevins	Gerald D. Rhoden
Ronald E. Byerly	Deloris O’Neal	Lonnie Boston III	Gregory A. Shealy
Kathryn D. Landry	Harriet H. Welch	Jenna L. Henderson	Louise S. Stokes
Tammy T. Lee

SOUTH GEORGIA		NORTH GEORGIA

Michael E. Shankles	Vice President	Becki B. Lawhon	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Wanda Parham	James D. Blalock	Christian J. Murray
Jeffrey C. Lee	David B. Surrett	Kevin M. Gray	April Pelphrey
Sylvia J. McClung	Robert D. Whitlock	Nokie Moore	F. Cliff Snyder

ALABAMA		TENNESSEE

Jerry W. Hughes	Vice President	Josh Nickerson	Vice President

Regional Operations Directors		Regional Operations Directors

Tonya Slaten	Peyton Givens	Jerry Cline	Angie Stafford
Sue Iser	Jonathan Kendrick	Brian Hill	Tammy Hood
Eric Hayes	Michael L. Spriggs	Steve Knotts	Melissa Storck
William J. Pridmore

MISSISSIPPI		KENTUCKY

Marty B. Miskelly	Vice President	Chad Frederick	Vice President

Regional Operations Directors		Regional Operations Directors

Jimmy Fairbanks	Rebecca Rockette	Gary Zortman	Daniel ("DJ") Powell
Teresa Grantham	Maurice Bize	Zack Coker
Carol Eldridge

LOUISIANA		VIRGINIA

John B. Gray	Vice President	Rich Corirossi	Assistant Vice President

Regional Operations Directors
Sonya L. Acosta	Tabatha A. Green
Bryan W. Cook	Anthony B. Seney
L. Christopher Deakle

TEXAS

Lori A. Sanchez	Vice President

Regional Operations Directors
Lauren M. Munoz	Chadd D. Stewart
Brittany L. Rubio

BRANCH OPERATIONS

ALABAMA
Adamsville	Brewton	Fort Payne	Moody	Pell City	Talladega
Albertville	Clanton	Gadsden	Moulton	Prattville	Tallassee
Alexander City	Cullman	Hamilton	Muscle Shoals	Robertsdale	Troy
Andalusia	Decatur	Huntsville (2)	Oneonta	Russellville (2)	Trussville
Arab	Dothan	Jackson	Opelika	Saraland	Tuscaloosa
Athens	Enterprise	Jasper	Oxford	Scottsboro	Wetumpka
Bay Minette	Fayette	Mobile	Ozark	Selma
Bessemer	Florence	Montgomery	Pelham	Sylacauga
GEORGIA
Adel	Cartersville	Douglasville	Hawkinsville	Monroe	Thomasville
Albany (2)	Cedartown	Dublin	Hazlehurst	Montezuma	Thomson
Alma	Chatsworth	East Ellijay	Helena	Monticello	Tifton
Americus	Clarkesville	Eastman	Hinesville (2)	Moultrie	Toccoa
Athens (2)	Claxton	Eatonton	Hiram	Nashville	Tucker
Augusta	Clayton	Elberton	Hogansville	Newnan	Valdosta
Bainbridge	Cleveland	Fayetteville	Jackson	Perry	Vidalia
Barnesville	Cochran	Fitzgerald	Jasper	Pooler	Villa Rica
Baxley	Columbus (2)	Flowery Branch	Jefferson	Richmond Hill	Warner Robins (2)
Blairsville	Commerce	Forest Park	Jesup	Rome	Washington
Blakely	Conyers	Forsyth	Kennesaw	Royston	Waycross
Blue Ridge	Cordele	Fort Valley	LaGrange	Sandersville	Waynesboro
Bremen	Cornelia	Ft. Oglethorpe	Lavonia	Savannah	Winder
Brunswick	Covington	Gainesville	Lawrenceville	Statesboro
Butler	Cumming	Garden City	Macon (2)	Stockbridge
Cairo	Dahlonega	Georgetown	Madison	Swainsboro
Calhoun	Dalton	Greensboro	Manchester	Sylvania
Canton	Dawson	Griffin	McDonough	Sylvester
Carrollton	Douglas (2)	Hartwell	Milledgeville	Thomaston

KENTUCKY
Burkesville	Harlan	Louisville	Morehead	Richmond	Somerset
Cadiz	Hopkinsville	Madisonville	Owensboro	Shelbyville
Elizabethtown	Jackson	Middlesboro	Paducah	Shepherdsville

BRANCH OPERATIONS
(Continued)

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Slidell
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Shreveport
Covington	Houma

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Gaffney	Lancaster	Newberry	Spartanburg
Anderson	Chester	Georgetown	Laurens	North Charleston	Summerville
Batesburg- Leesvile	Columbia	Greenwood	Lexington	North Greenville	Sumter
Beaufort	Conway	Greer	Manning	Orangeburg	Union
Boling Springs	Dillon	Hartsville	Marion	Rock Hill	Walterboro
Camden	Easley	Irmo	Moncks Corner	Seneca	Winnsboro
Cayce	Florence	Lake City	Myrtle Beach	Simpsonville	York
Charleston

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Murfreesboro	Smyrna
Bristol	Dayton	Hixson	Lenoir City	Newport	Springfield
Clarksville	Dickson	Jacksboro	Lexington	Powell	Tazewell
Cleveland	Dyersburg	Jackson	Madisonville	Pulaski	Tullahoma
Columbia	Elizabethton	Johnson City	Maryville	Savannah	Winchester
Cookeville	Fayetteville	Kingsport	Millington	Sevierville
Cordova	Gallatin	Lafayette	Morristown

TEXAS
Austin (2)	Houston	Lufkin	Pasadena	San Marcos	Texarkana
Bastrop	Huntsville	Missouri City	Pearland	Temple	Victoria
Conroe	Katy	Mount Pleasant	Rosenburg
Corpus Christi	Longview	New Braunfels	San Antonio (3)
VIRGINIA
Abingdon	Chesapeake (2)	Colonial Heights	Danville	Mechanicsville	Yorktown

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