Form 10-K
period 2024-12-31
1st FRANKLIN FINANCIAL CORP
filed 2025-04-30
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
------------------------------
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2025
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,300 Shares
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2024, included as Exhibit 13 hereto, are incorporated by reference into Parts I, II and IV of this Form 10-K.

(Cover page 2 of 2 pages)

PART I
Item 1.    BUSINESS:
References in this Annual Report to “1st Franklin”, the “Company”, “we”, “our” and “us” refer to 1st Franklin Financial Corporation and its subsidiaries.
The information under the headings “The Company”, page 3 and “Business”, pages 5-12, of the Company’s Annual Report to security holders for the fiscal year ended December 31, 2024 (the “Annual Report”) are incorporated herein by reference.
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
We maintain an allowance for credit losses in our financial statements at a level considered adequate by Management to absorb expected credit losses inherent in the loan portfolio as of the statement of financial position date based on estimates and assumptions at that date. However, the amount of actual future credit losses we may incur is susceptible to changes in economic, operating and other conditions within our various local markets, which may be beyond our control, and such losses may exceed current estimates. Although Management believes that the Company’s allowance for credit losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate credit losses with certainty, and we cannot provide any assurances that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our financial condition and results of operations.
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

We have identified a material weaknesses in our internal control over financial reporting. If we are unable to remediate this material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.

As further described below in Part II, Item 9A. “Controls and Procedures,” Management has identified a material weakness in the Company’s internal control over financial reporting relating to the recent conversion of the Company’s loan servicing system. During this conversion process, certain transaction codes were not properly mapped to the Company’s general ledger accounts, which led to incomplete or inaccurate system-generated financial data. As a result, the Company was unable to provide sufficient audit evidence to support the completeness and accuracy of certain general ledger balances without performing extensive manual reconciliation procedures. The material weakness did not result in any identified material misstatements to our financial statements. As a result, there were no changes to any of our previously-released financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. Although we have initiated a comprehensive remediation plan to address the identified material weakness, we cannot assure you that these initiatives will ultimately have the intended effects or that we will implement and maintain adequate controls over our financial processes and reporting in the future in order to avoid additional material weaknesses or control deficiencies.

If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and investors may lose confidence in our financial reporting. For example, we were unable to file this Annual Report on Form 10-K within the prescribed time period because we required additional time to complete our evaluation of our internal controls and reconcile all material balances. Moreover, ineffective controls could significantly hinder our ability to prevent fraud. The identified material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and Management has concluded through appropriate testing that these controls operate effectively. For further information, see Part II, Item 9A. “Controls and Procedures.”
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
While we would expect to vigorously defend ourselves against any of these proceedings, there is a chance that our results of operations, financial condition and cash flows in any period could be materially and adversely affected by unfavorable outcomes which, in turn, could affect our ability to fund loans or make payments on, or repay, our outstanding obligations, any of which could materially adversely affect our business, results of operations and financial condition.
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
We have been, and in the future may be, the target of cyberattacks, including the previously disclosed November 2022 cyberattack on the Company and related data breach. We do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. We continue to enhance our data security infrastructure and take further steps to prevent unauthorized access to our systems and the data we maintain. For additional information regarding the risks from cybersecurity threats we face, see "Risks Related to Our Business – We could incur significant liability, and our business, financial condition, results of operations and reputation could be harmed, if our information systems are breached or we otherwise fail to protect customer, investor, employee or Company data or systems" under Part I, Item 1A. “Risk Factors” above.

GOVERNANCE
The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks, including cybersecurity risks. The Board regularly receives presentations on matters of cybersecurity risk from management. Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the Company's Executive Committee ("EXCO") are also available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.
The Company’s information security efforts are led by our Chief Information Security Officer ("CISO"). The CISO meets at least quarterly with each of the Board of Directors, the EXCO, and the Senior Leadership Team ("SLT"), facilitating the Company's robust cybersecurity oversight and strategies that help us to assess, identify, and manage cybersecurity risks. This includes performing tabletop exercises at least annually with the Board, the EXCO and the SLT to evaluate our incident response processes and keeping them informed of the evolving threat landscape and how 1st Franklin is managing such risks.
The CISO is supported by a team of highly technical and experienced security professionals who are responsible for implementing and maintaining the security program for 1st Franklin, including security engineers and a cybersecurity analyst.

Item 2.    PROPERTIES:
Paragraph 1 of “The Company”, page 3; paragraph 1 (and the accompanying table) of Footnote 8 (Leases) of the Notes to Consolidated Financial Statements, pages 48-49; and the 1st Franklin Financial Corporation Branch Offices directory of branch offices, pages 63-64 of the Annual Report are incorporated herein by reference.
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
Item 6.    [Reserved]
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
"Management’s Discussion and Analysis of Financial Condition and Results of Operations", pages 13-21 of the Annual Report is incorporated herein by reference. This section generally discusses 2024 and 2023 operating results and year-to-year comparisons between 2024 and 2023. Discussion of 2022 operating results and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on April 1, 2024.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
"Quantitative and Qualitative Disclosures About Market Risk”, page 17-20 of the Annual Report is incorporated herein by reference.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
"Report of Independent Registered Public Accounting Firm" and the Company’s Consolidated Financial Statements and Notes thereto, pages 22-58 of the Annual Report are incorporated herein by reference.
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
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2024, because of the material weaknesses in our internal control over financial reporting further described below.
Notwithstanding the identified material weaknesses, our CEO and the CFO have concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING:
Management of the Company, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Management recognizes that there are inherent limitations in the effectiveness of any internal control system. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of the Company’s management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework. Based on evaluation under these criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weaknesses described below.

MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As a result of Management’s evaluation, we identified certain deficiencies in internal control that we believe rise to the level of material weaknesses, which deficiencies relate to the Company’s conversion to and implementation of a new loan servicing system, and which conversion began in June 2024:

•The Company lacks a formal risk assessment process to identify and analyze risks of misstatement due to error and/or fraud. Specifically, the Company did not adequately assess the risks associated with the conversion of the Company’s loan servicing system, such as data migration risks, system integration risks, or operational risks. The Company’s lack of sufficient technical accounting resources during the implementation of the new loan servicing system led to delays or omissions in the critical control activities, increasing the risk of misstatements.

•The Company does not have a formal process for monitoring the effectiveness of their internal controls due to a lack of ongoing monitoring of the system's performance, failure to conduct post-implementation reviews, or inadequate follow-up on identified issues.

•Due to the material weaknesses described above, additional material weaknesses were identified related to the lack of design and implementation of the necessary controls related to the conversion to and implementation of the Company’s new loan servicing system to identify that certain transaction codes were incorrectly configured in the system. As a result, business process controls (automated and manual) that rely on data produced from the new system were also deemed ineffective, which affects the Company’s loan, unearned finance charge, finance charge, and provision for credit loss account balances and related disclosures. In addition, the Company was unable to provide sufficient audit evidence to support the completeness and accuracy of certain general ledger balances without performing extensive manual reconciliation procedures.
These control deficiencies created a reasonable possibility that a material misstatement in the Company’s financial statements would not be prevented or detected on a timely basis and, therefore, constituted material weaknesses.
REMEDIATION PLAN
We have initiated a comprehensive remediation plan to remediate the identified material weaknesses described above, which remediation efforts began in the quarter ended March 31, 2025 and have continued into the quarter ending June 30, 2025. Steps taken or underway include:

•Designing and implementing procedures to identify and evaluate changes in our business and the impact on our internal controls in order to plan and perform more timely and thorough monitoring activities and risk assessment analyses;

•Ensuring locations that have not yet transitioned to the new system have appropriate implementation and monitoring controls;

•Engaging external system consultants to assist in correcting general ledger mapping logic;

•Revalidating all transaction code mappings to financial statement accounts;

•Enhancing internal controls and testing procedures around system data flow and reconciliation; and

•Strengthening the oversight of the new loan servicing system implementation and configuration process.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than as described above, there have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:
DIRECTORS

Name of Director	Age	Director Since	Position(s) with Company

Ben F. Cheek, III (3)(4)(5)	88	1967	Chairman Emeritus

Ben F. Cheek, IV (3)(4)(5)	63	2001	Chairman of the Board

David W. Cheek (4)(5)	57	2024	None

Virginia C. Herring (3)(4)(5)	61	2020	President and Chief Executive Officer

A. Roger Guimond (2)(5)	70	2004	None

Jerry J. Harrison, Jr. (3)(2)(5)	62	2020	Executive Vice President and Chief Strategy Officer

Donata Ison (1)(2)(5)	40	2023	None

John G. Sample, Jr. (1)(2)(5)	68	2004	None

Sheryl Smith (1)(2)(5)	66	2024	None

Keith D. Watson (1)(2)(5)	67	2004	None

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
(4)Messrs. Ben F. Cheek, III, Ben F. Cheek, IV and David W. Cheek are father and sons. Mr. Ben F. Cheek, III and Ms. Virginia C. Herring are father and daughter. Messrs. Ben F. Cheek, IV, David W. Cheek, and Ms. Virginia C. Herring are brothers and sister.
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
The day-to-day management of the Company, including identifying and evaluating current and potential risks within financial operations, compensation related and other processes and development is primarily the responsibility of the Company’s Executive Committee (the “EXCO”). Individuals comprising the EXCO are as follows: Ms. Abernathy, Ms. Dunn, Ms. Zimmerman, Messrs. Clevenger II, Gyomory, Harrison, McQuain, Niemiec, Scarpitti, and Shaw . The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks. The Audit Committee has specific responsibility for oversight of risks associated with financial accounting, reporting and audits, as well as internal control over financial reporting. The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition and operating results of the Company. Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EXCO remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.
Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporate governance, the Board of Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors. For this purpose, the Board has adopted and considers the independence requirements for companies whose securities are listed for trading on the NASDAQ Stock Market. The Board has determined that Ms. Ison, Ms. Smith, Messrs. Sample, and Watson, are “independent” (as such term is defined in the rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Listing Rules). In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
The Audit Committee is composed of Ms. Ison, Ms. Smith, Messrs. Sample, and Watson. In accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that all of the members thereof are “independent” and that Ms. Ison, and Mr. Sample are an “audit committee financial expert” as defined by the SEC in Rule 407(d)(5) of Regulation S-K. In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d)(5) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members. A copy of the Company’s Audit Committee charter is publicly available on the Company’s website at: https://www.1ffc.com.
The Company is a family owned business. Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof. The EXCO establishes the bases for all executive compensation, which compensation is subject to approval by the shareholders in their capacities as such. Additional information concerning the processes and procedures for the consideration and determination of executive officer and director compensation is contained under the heading “Compensation Discussion and Analysis” below.
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

Director	Summary of Qualifications

Ben F. Cheek, III	Retired executive officer of the Company. Previously served as director of a Habersham Bancorp. Has legal background as an attorney. Has 64 years of experience with the Company. Has previously served as board member of various consumer industry associations. He has served as director of the Company for 57 years.

Ben F. Cheek, IV	Executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Has been with the Company for 36 years. Currently serves on two of the industry’s state association boards and has previously served as a board member of our industry’s national association.

Virginia C. Herring	Executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Has been with the Company for 36 years.

David W. Cheek	Over 20 years of experience and an extensive background in Commercial Real Estate development. Partner of CFL Properties, LLC.

A. Roger Guimond
Retired executive officer of the Company. Highly knowledgeable of the banking and consumer finance industry. Had been with the Company for more than 45 years. Significant experience in finance and related areas.

Jerry J. Harrison, Jr.	Executive Officer of the Company. Extensive experience in private equity and technology services industry. Has a law degree and significant financial and technology related experience.

Donata Ison	Independent director. Extensive knowledge of accounting and reporting standards and specialty finance industry. Prior experience at an international public accounting firm as well as management experience at middle market operating companies.

John G. Sample, Jr.	Independent director. Extensive knowledge of accounting and reporting standards. Prior experience as an audit partner in an international public accounting firm. Experience and knowledge of the insurance industry through prior executive management positions at operating companies. Serves as board member and Chairman of the Audit Committee at Capital City Bank Group, Inc. (a Tallahassee, Florida bank holding company). Has served as director of the Company for 20 years and is the Company’s Audit Committee Chairman.

Sheryl Smith	Independent director. Extensive knowledge of compliance and regulatory standards with over 40 years of financial institution experience. Certified Regulatory and Compliance Manager and a member of the American Bar Association. Serves as a board member for Omega Intercontinental, Inc. and World First USA, Inc.

Keith D. Watson	Independent director. Previously served on board of a community bank. Has served as director of the Company for 20 years. Maintains executive position with significant oversight responsibility in self-owned corporation.

EXECUTIVE OFFICERS

Name, Age, Position(s) and Family Relationships	Business Experience

Ben F. Cheek, IV, 63 Chairman of Board Son of Ben F. Cheek, III, Brother of Virginia C. Herring	Joined the Company in 1988 working in Statistics and Planning, Became Vice Chairman in 2001 and Chairman of Board effective January 2015.

Ben F. Cheek, III, 88 Chairman Emeritus Father of Ben F. Cheek, IV and Virginia C. Herring	Joined the Company in 1961 as attorney and became Vice President in 1962, President in 1972 and Chairman of Board in 1989. Effective January 2015, assumed role of Vice Chairman of the Board. During 2020, Mr. Cheek, III transitioned to Chairman Emeritus.

Virginia C. Herring, 61 President and Chief Executive Officer Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV	Joined the Company on a full time basis in 1988 as Developmental Officer. Since then, she has worked throughout the Company in different departments on special assignments and consultant projects. Became President in 2001. Effective January 2015 promoted to Chief Executive Officer in addition to retaining her position as President.

Kelly E. Abernathy, 44 Executive Vice President and Chief Compliance Officer No Family Relationship
Joined the company in March 2023 as Vice President, Fair and Responsible Lending; and was promoted to Executive Vice President of Compliance in January 2025. Prior thereto, served the consumer finance industry as Chief Compliance Officer for Heights Finance Corp. | CURO Financial Technologies from August 2021 to February 2023, and as Sr. Director of Compliance and Chief Privacy Officer at Regional Management Corp. (Regional Finance) from August 2015 to August 2021. Prior to that, served the traditional banking industry as a Bank Secrecy Act (BSA) Officer, Privacy Officer, and Security Officer, from 2011 to 2015.

Daniel E. Clevenger, II, 51 Executive Vice President and Chief Administrative Officer No Family Relationship	Joined the Company in February 2015 as Executive Vice President - Compliance. Prior thereto, served as General Counsel and Chief Compliance Officer at Millennium Capital and Recovery Corporation, a collateral recovery company, from 2014 to 2015 and prior thereto provided legal services at Day Kettierer, LTD from 2006 to 2013. Served in private practice of law from 1998 to 2006.

Kristin M. Dunn, 48 Executive Vice President and Chief Marketing Officer No Family Relationship	Joined the Company in May 2024 as Senior Vice President – Marketing, and was promoted to Executive Vice President – Marketing effective January 2025. Prior thereto, was VP of Marketing for Brundage Management (Sun Loan) 2021-2024. Prior to that was SVP of Marketing 2015-2020 at World Acceptance.

Brian J. Gyomory, 57 Executive Vice President and Chief Financial Officer No Family Relationship	Joined the Company in December 2019 as Senior Vice President of Finance. Became Executive Vice President and Chief Financial Officer in April 2021. Prior thereto, was Vice President of Finance at Global Lending Services, LLC beginning 2012.

EXECUTIVE OFFICERS (continued)

Name, Age, Position(s) and Family Relationships	Business Experience
Jerry J. Harrison, Jr., 62 Executive Vice President and Chief Strategy Officer No Family Relationship
Joined the Company in September 2022 as Project Engineer - Special Projects. Became Executive Vice President and Chief Strategy Officer in July 2023. Prior thereto, was Chief Operating Officer at Crider Foods, Inc.

Gary L. McQuain, 59 Executive Vice President and Chief Operating Officer No Family Relationship	Joined the Company in October 2019 as Senior Operations Vice President. Became Executive Vice President and Chief Operating Officer in May 2020. Prior thereto, was President and CEO of Southern Management Corporation, a financial services company, from October 2017 to August 2019. Prior to that, served as a financial services professional at MidCountry Financial Corp., a financial services holding company, from January 2016 to October 2017, and President of Pioneer Services, a financial services company from January 2016 to October 2017.

John D. Niemiec, 56 Executive Vice President and Chief Credit Risk Officer No Family Relationship	Joined the Company in April 2024 as Senior Vice President of Credit Risk and Analytics after serving as a contractor in the Credit Risk Group since January 2024. Became Executive Vice President of Credit Risk and Analytics in January 2025. Prior to that, serviced as Chief Risk Officer at Heights Finance from 2019 through 2023 and Deputy Chief Risk Office at Regional Finance from 2015 through 2019.

Mark J. Scarpitti, 52 Executive Vice President and General Counsel and Secretary / Treasurer No Family Relationship	Joined the Company in November 2015 as Vice President – Deputy General Counsel. Became Executive Vice President and General Counsel in August 2021.

Joseph A. Shaw, 54 Executive Vice President and Chief Information Officer No Family Relationship	Joined the Company in July 2017 as Chief Information Officer and became Executive Vice President and Chief Information Officer in January 2018. Prior thereto, he was a Technology Strategist for a Microsoft consulting firm he founded in 2007.

Mary S. Zimmerman, 55 Executive Vice President and Chief Human Resources Officer No Family Relationship
Joined the Company's investment center in October 2011 and transferred to HR in 2012 as Benefits Administrator, Named Benefits Mgr. in 2020, then Director in 2022. Became Vice President of Human Resources in 2023, Senior Vice President in 2024, and named Executive Vice President and Chief Human Resources Officer on January 1st 2025.
Benefits Director 2022, Prior thereto, Accounting Manager, Currahee Club from 2005 to 2011.

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
The Company maintains an “Ethics Hotline” which enables employees to report any questionable ethics actions including, but not limited to, fraud or deliberate error in recording and/or maintaining accurate records, deficiencies or noncompliance with the Company’s policies. The reporting is strictly confidential and is reviewed by our Chief Human Resources Officer and the Chairman of the Audit Committee. Ethics violations that are reported are promptly investigated and appropriate corrective action is taken as warranted by the results of the investigation.
As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Ms. Virginia C. Herring and Messrs. Ben F. Cheek, IV, and David W. Cheek. As a result, the Company has not adopted any insider trading policies or procedures governing the purchase, sale, or other dispositions of the Company’s securities.

Item 11. EXECUTIVE COMPENSATION:
Compensation Discussion and Analysis
Overall Philosophy:
The overall financial objective of the Company is to achieve or exceed specific annual and long-term strategic goals set by the Executive Committee (described below, the “EXCO”), from time to time, while maintaining a healthy and stable financial position. It is part of the overall responsibility of our executive officers to successfully manage the Company to reach this objective. Our compensation philosophy revolves around the motivation to achieve, and achievement of, these goals and is designed to attract and retain top executives, and to incentivize and reward the executive officers for their efforts and successes, while properly balancing the encouragement of risk-taking behavior.
Role of Executive Officers in Compensation Decisions:
The Company is a family-owned business. Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions). The EXCO, which consists of certain executive officers of the Company, establishes the bases for all executive officer compensation, which compensation is approved by Mr. Cheek IV, and Ms. Herring, who are shareholders of the Company and Mr. Cheek, III, retired executive officer. Effective January 1, 2025, the EXCO consisted of Ms. Abernathy, Ms. Dunn, Ms. Zimmerman, Messrs. Clevenger, Gyomory, Harrison, McQuain, Niemiec, Scarpitti, and Shaw. For the foregoing reasons the Company has not historically engaged any independent compensation consultant to advise on compensation related matters.
Components of Compensation:
The principal components of the Company’s executive compensation program include base salary, discretionary bonus awards and non-equity incentive plan compensation. The Company also expects that earnings on non-qualified deferred compensation amounts and other compensation opportunities, including certain perquisites as detailed below, will meaningfully add to each executive officer’s overall total compensation each year. Given the closely held nature of the Company, the Company does not have available for grant, and does not deem it appropriate to pay, any equity-based compensation. The EXCO takes into account this fact annually when determining other components and amounts of compensation.
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
Bonus Awards:
Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the EXCO and approved by Mr. Cheek IV and Ms. Herring, who are shareholders of the Company. The EXCO considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards. As in prior years, in 2024 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus. In addition to this 4% bonus, Mr. Cheek, IV and Ms. Herring retain the discretion to award certain additional amounts.
Non-Equity Incentive Compensation:
As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association, but is closely held by Ms. Virginia C. Herring and Messrs. Ben F. Cheek, IV, and David W. Cheek. As a result, the Company does not grant stock or other equity based awards. In consideration of this and other factors, and in order to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EXCO has, historically, adopted annual incentive compensation plans. Consistently therewith, in the first quarter of 2024 the EXCO approved the Company’s 2024 Executive Bonus Plan (the “2024 Bonus Plan”). Mr. Cheek, III voluntarily elected not to participate in the 2024 Bonus Plan.
The 2024 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2024 Bonus Plan, at inception, a minimum pre-tax income requirement of $11.5 million was established as a threshold goal required to be achieved in order for any payouts to be made under such plan. The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income of the Company, plus the Company's projected accrued incentive bonus at December 31, 2023, multiplied by 50%. The EXCO believed using a trailing three-year average metric would incent management to focus on long-term growth, and not be disproportionately focused on short-term results. The EXCO determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EXCO believes pre-tax income represents an appropriate measure of profitability for the Company.
If that threshold was met, payouts under the 2024 Bonus Plan were based on the achievement of personal and department goals and the performance evaluation. The bonus will be paid on an individual basis as a percentage of the participant’s base salary. The plan allows for a bonus range of 0% to 63% of the participant's base salary.

In 2024, the Company did not achieve the $11.5 million pre-tax income threshold goal; therefore, executive officers did not receive payouts under the 2024 Bonus Plan.
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
As a result of certain federal limitations on the ability of management or highly compensated employees (within the respective meanings of Section 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974) to participate in such plans, the Company has established the Company’s Executive Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, the Company annually credits the account of each participant who received more than the Section 401(a)(17) salary limit (as described in the Code) with a discretionary amount that is usually, but not always, equal to the amount the participant would have received as a 401(k) Company matching contribution on the amount of their salary above the Section 401(a)(17) limit had they been allowed to defer 6% of that amount into the qualified plan. The EXCO determined that it was appropriate to offer the Deferred Compensation Plan, and the matching contribution consistent with the level provided by employees generally, to such persons as if they were eligible to participate in Company sponsored plans open to other employees.
Perquisites and Other Compensation:
The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives. The EXCO periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers. In conducting this review, the EXCO considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2024, determined that these amounts were appropriate.

Select Company executive officers are provided the use of Company-owned automobiles. These amounts are included in the taxable income of the executive officers. In addition, the Company generally provides certain insurance benefits to its executive officers. This includes long-term disability and travel accident insurance (which pays a benefit upon the occurrence of certain specific events), as well as basic life and accidental death insurance coverage, which coverage is provided on a graduated scale based on seniority. In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits. In 2024, Messrs. Cheek, IV and Ms. Herring received this benefit. In addition, during 2024, Messrs. Ben Cheek, III and Ben Cheek, IV, David Cheek, Jerry Harrison and Ms. Virginia Herring, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.
These amounts for each named executive officer are reflected in the Summary Compensation Table and related notes below.
Employment Agreements and Change in Control Arrangements:
The Company generally does not enter into employment agreements with its executive officers. Given the nature of its business, and the fact that the Company is a family owned business whose stock is not publicly traded, the Company has not had significant turnover among its senior management, and has determined that it is generally not necessary to enter into such agreements with its executives.
For similar reasons, due to the nature of compensation and the fact that a change in control of the Company is unlikely without significant input and approval from the EXCO and the Company’s closely-held ownership, the EXCO has determined that it is not necessary to condition any payments upon, or make any amounts contractually payable upon, any change in control of the Company.

Compensation Committee Report:
In the absence of a standing compensation committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Management and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Board of Directors:
Ben F. Cheek, III	Jerry L. Harrison, Jr.
Ben F. Cheek. IV	Donata Ison
Virginia C. Herring	John G. Sample, Jr.
David W. Cheek	Sheryl Smith
A. Roger Guimond	Keith D. Watson

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
			(1)	(2)	(3)
Ben F. Cheek, IV Chairman	2024	$141,667	$73,801	$—	$62,819	$278,287
	2023	$234,167	$91,859	$—	$78,576	$404,602
	2022	$328,564	$95,816	$—	$93,344	$517,724
Virginia C. Herring President and CEO	2024	$393,750	$204,957	$—	$92,667	$691,374
	2023	$390,833	$252,908	$—	$104,752	$748,493
	2022	$417,000	$252,208	$122,211	$118,036	$909,455
Brian J. Gyomory Executive Vice President and Chief Financial Officer	2024	$332,453	$13,778	$—	$12,820	$359,051
	2023	$324,000	$13,440	$—	$13,694	$351,134
	2022	$300,500	$12,500	$91,585	$23,441	$428,026
Gary L. McQuain Executive Vice President and Chief Operating Officer	2024	$475,000	$19,350	$—	$6,672	$501,022
	2023	$423,300	$17,892	$—	$34,471	$475,663
	2022	$416,500	$17,345	$125,582	$39,719	$599,146
Jerry J. Harrison, Jr. Executive Vice President and Chief Strategy Officer	2024	$500,000	$20,000	$—	$55,882	$575,882
	2023	$208,333	$65,000	$—	$8,969	$282,302
	2022	$—	$—	$—	$—	$—
(1)For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2)For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3)All other compensation for the Company’s named executive officers for 2024 is detailed as follows:

All Other Compensation
Name	Personal Use of Company Auto or Airplane	Insurance Premiums	Director Fees and/or Deferred Salary (a)	Company Contribution To Deferred Compensation Plan	Total

Ben F. Cheek, IV	$16,154	$11,665	$35,000	$—	$62,819
Virginia C. Herring	$46,281	$9,192	$35,000	$2,194	$92,667
Brian J. Gyomory	$—	$820	$12,000	$—	$12,820
Gary L. McQuain	$—	$822	$—	$5,850	$6,672
Jerry J. Harrison, Jr.	$—	$13,907	$35,000	$6,975	$55,882
(a)Mr. Harrison elected to defer $35,000 director fees. Mr. Gyomory elected to defer $12,000 in salary. See "Executive Nonqualified Deferred Compensation Plan" and "Director Compensation" below.
Grants of Plan-Based Awards
In 2024, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2024 Bonus Plan. The following table sets forth certain information with respect to award eligibility and payments for the fiscal year ended December 31, 2024 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold $	Target $	Maximum $

Ben F. Cheek, IV	3/1/2024	$—	$44,625	$89,250
Virginia C. Herring	3/1/2024	$—	$124,031	$248,063
Brian J. Gyomory	3/1/2024	$—	$104,723	$209,445
Gary L. McQuain	3/1/2024	$—	$149,625	$299,250
Jerry J. Harrison, Jr.	3/1/2024	$—	$157,500	$315,000
(1)Represented estimated possible payouts under the 2024 Bonus Plan. The “Threshold” column reflects the payout which would have occurred if each performance goal as set out in the 2024 Bonus Plan was met, and payouts were made at the minimum level (0%) of salary. The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2024 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (31.5%). The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2024 Bonus Plan was met, and payouts were made at the maximum level (63.0%) of salary.
Compensation Committee Interlocks and Insider Participation
The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof. The EXCO establishes the bases for all executive compensation, which compensation is approved by shareholders Mr. Cheek, IV and Ms. Herring.
During 2024, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.
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

Nonqualified Deferred Compensation Table
Name	Executive Contributions In Last Fiscal Year(1)	Registrant Contributions In Last Fiscal Year(2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Ben F. Cheek, IV	$—	$—	$22,143	$—	$798,044
Virginia C. Herring	$—	$2,194	$4,327	$—	$199,354
Brian J. Gyomory	$12,000	$—	$272	$—	$23,728
Gary L. McQuain	$—	$5,850	$701	$—	$47,600
Jerry J. Harrison, Jr.	$—	$6,975	$206	$—	$13,905
(1)Mr. Gyomory elected to defer $12,000 in salary. See the "All Other Compensation" portion of the "Summary Compensation Table" above, and "Director Compensation" below.
(2)Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table above.
Director Compensation

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total

Ben F. Cheek, III	$—	$—	$—
Ben F. Cheek, IV	$35,000	$—	$35,000
Virginia C. Herring	$35,000	$—	$35,000
David W. Cheek	$35,000	$—	$35,000
A. Roger Guimond	$35,000	$—	$35,000
Jerry J. Harrison, Jr.	$35,000	$—	$35,000
Donata Ison	$35,000	$—	$35,000
John G. Sample, Jr.	$40,000	$—	$40,000
Dean Scarborough (1)	$17,500	$—	$17,500
Sheryl Smith	$35,000	$—	$35,000
Keith D. Watson	$35,000	$—	$35,000
(1) Mr. Scarborough retired from the Board effective June 12, 2024 and, therefore, received 50% of the annual director fee.
In 2024, each member of the Board was entitled to receive $35,000 per year for service as a member of the Board of Directors, including service on any committee thereof. The Chairman of the Audit Committee was entitled to additional $5,000. Mr. Cheek IV elected to receive 2024 director fees as deferred compensation (see “Executive Nonqualified Deferred Compensation Plan” above).

Chief Executive Officer Compensation Ratio
For the 2024 fiscal year, the ratio of the annual total compensation of Ms. Virginia C. Herring, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 14.6 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below. In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.” For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2024 (the “Determination Date”).
CEO Compensation for purposes of this disclosure represents the total compensation reported for Ms. Virginia C. Herring for 2024 under the “Total” column of the “Summary Compensation Table” for the 2024 fiscal year. For purposes of this disclosure, Median Annual Compensation was $47,436, and was calculated by totaling for our Median Employee all applicable elements of compensation for the 2024 fiscal year in accordance with Item 402(c)(2)(x) of Regulation S-K.
To identify the Median Employee, we first determined our employee population as of the Determination Date. We had 1,713 employees, representing all full-time and part-time employees. This number does not include any independent contractors, as permitted by the applicable SEC rules. We then measured compensation for the period beginning on January 1, 2024 and ending on December 31, 2024. This compensation measurement was calculated by totaling for each employee gross taxable earnings salary, bonus, sick pay, vacation pay and other compensation as shown in our payroll and human resources records for 2024.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:
(a)Security Ownership of Certain Beneficial Owners:
Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of December 31, 2024. Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
4726 Quailwood Dr.
Flowery Branch, GA 30542
(b)Security Ownership of Management:
Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2024, by (i) Our directors and our executive officers of the Company named in the summary compensation table and (ii) all directors and executive officers of the Company as a group. Except as described below, each person has sole “beneficial” ownership of such shares.

Name	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ben F. Cheek, III	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,405 Shares - Direct	4.40%
	Non-Voting Common Stock	38,089 Shares – Indirect (1)	22.63%

Virginia C. Herring	Voting Common Stock	644 Shares - Direct	37.88%
	Non-Voting Common Stock	7,911 Shares - Direct	4.70%
	Non-Voting Common Stock	38,088 Shares – Indirect (1)	22.63%

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.24%
	Non-Voting Common Stock	8,111 Shares - Direct	4.82%
	Non-Voting Common Stock	38,089 Shares – Indirect (1)	22.63%

Brian J. Gyomory	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

A. Roger Guimond	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Jerry J. Harrison, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Donata Ison	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

John G. Sample, Jr.	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Sheryl Smith	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

Keith D. Watson	Voting Common Stock	None	None
	Non-Voting Common Stock	None	None

All directors and executive officers as a group (11 persons)	Voting Common Stock	1,700 Shares - Direct	100.00%
	Non-Voting Common Stock	23,427 Shares - Direct	13.92%
	Non-Voting Common Stock	114,266 Shares- Indirect (1)	67.89%

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
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:
Related Party Transactions:
The Company leased a portion of its properties (see Note 8) for an aggregate of $0.5 million per year from certain officers or stockholders.
The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.3 million at December 31, 2024. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.
Certain directors, officers and stockholders have funds personally invested in the Company’s debt securities. The rates on these debt securities are the same rates provided to other customers.
Effective September 23, 1995, the Company entered into a Split-Dollar Life Insurance Agreement with the Trustee of a member of the board of directors and a retired executive officer’s irrevocable life insurance trust. The life insurance policy insures a member of the Company’s board of directors and a retired executive officer. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $20.0 thousand for interest accrued during 2024 was applied to the loan on December 31, 2024. No principal payments on this loan were made in 2024. The balance on this loan at December 31, 2024 was $485.4 thousand. This was the maximum loan amount outstanding during the year.
Director Independence:
See Part III, Item 10. Directors, Executive Officers and Corporate Governance, of this Annual Report on Form 10-K for a discussion on director independence matters, which discussion is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES:
The Company was billed for professional services provided during fiscal years 2024 and 2023 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table, all of which were pre-approved by the Audit Committee. Other than as set out below, the Company was not billed for any services provided by Deloitte & Touche LLP.

The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche LLP for services other than the audit of the Company’s financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche LLP.

Services Provided:	2024	2023
Audit Fees (1)	$723,901	$494,934
Audit Related Fees (2)	1,895	—
Tax Fees (3)	163,781	169,724
Total	$889,577	$664,658
(1)Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2024 and 2023, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2024 and 2023 fiscal years.
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

		Report of Independent Registered Public Accounting Firm.

		Consolidated Statements of Financial Position at December 31, 2024 and 2023.

		Consolidated Statements of Income for the three years ended December 31, 2024, 2023, and 2022.

		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024, 2023, and 2022.

		Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2024, 2023, and 2022.

		Consolidated Statements of Cash Flows for the three years ended December 31, 2024, 2023, and 2022.

		Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule:

		Report of Independent Registered Public Accounting Firm.

		Condensed Statements of Financial Position at December 31, 2024 and 2023.

		Condensed Statements of Income for the three years ended December 31, 2024, 2023, and 2022.

		Condensed Statements of Comprehensive Income for the three years ended December 31, 2024, 2023, and 2022.

		Condensed Statements of Stockholders’ Equity for the three years ended December 31, 2024, 2023, and 2022.

		Condensed Statements of Cash Flows for the three years ended December 31, 2024, 2023, and 2022.

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

(h)
Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of April 1, 2024, by and among the Company, Wells Fargo Bank, N.A., as agent for the lenders, and the other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC April 3, 2024).

(i)
Loan and Security Agreement, dated December 6, 2024, by and among the Company and BMO Bank N.A., as agent for the lenders, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 11, 2024).

(j) Director Compensation Summary Term Sheet. *

(k) Form of the Company’s 2025 Executive Bonus Plan. *

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
Item 16.    FORM 10-K SUMMARY:
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

April 29, 2025	By: /s/ Virginia C. Herring
Date	Virginia C. Herring
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Chairman of Board	April 29, 2025

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Chairman Emeritus	April 29, 2025

/s/ Virginia C. Herring
(Virginia C. Herring)	Director, President and Chief Executive Officer	April 29, 2025

/s/ David W. Cheek
(David W. Cheek)	Director	April 29, 2025

/s/ Brian J. Gyomory
(Brian J. Gyomory)	Executive Vice President and Chief Financial Officer	April 29, 2025

/s/ A. Roger Guimond
(A. Roger Guimond)	Director	April 29, 2025

/s/ Jerry J. Harrison, Jr.
(Jerry J. Harrison, Jr.)	Director, Executive Vice President and Chief Strategy Officer	April 29, 2025

/s/ Donata Ison
(Donata Ison)	Director	April 29, 2025

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	April 29, 2025

/s/ Sheryl Smith
(Sheryl Smith)	Director	April 29, 2025

/s/ Keith D. Watson
(Keith D. Watson)	Director	April 29, 2025

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
(c)This Annual Report on Form 10-K incorporates by reference portions of the Registrant's Annual Report to security holders for the fiscal year ended December 31, 2024, which is filed as Exhibit 13 hereto. The Registrant is a privately held corporation and therefore does not distribute proxy statements or information statements to its shareholders.

Schedule I
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of 1st Franklin Financial Corporation
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and have issued our report thereon dated April 29, 2025; such consolidated financial statements and report are included in your 2024 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
April 29, 2025

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2024 AND 2023
ASSETS

	2024	2023

CASH AND CASH EQUIVALENTS	$3,996,655	$4,348,911

RESTRICTED CASH	1,097,384	627,628

LOANS:
Direct Cash Loans	1,080,370,655	972,567,737
Real Estate Loans	23,364,743	29,812,798
Sales Finance Contracts	154,677,310	175,548,110
	1,258,412,708	1,177,928,645

Less: Unearned Finance Charges	199,844,507	174,043,203
Unearned Insurance Commissions	29,098,177	27,944,898
Allowance for Credit Losses	73,365,842	71,361,745
	956,104,182	904,578,799

INVESTMENTS IN SUBSIDIARIES	298,900,662	278,856,873

INVESTMENT SECURITIES:
Available for Sale, at fair market value	—	485,051

OTHER ASSETS:
Land, Buildings, Equipment and Leasehold Improvements,
Less accumulated depreciation and amortization of $60,361,530 and $55,304,631 in 2024 and 2023, respectively	15,515,210	17,215,898
Operating Lease Right-of-Use Assets	40,737,215	41,938,371
Miscellaneous	29,723,386	23,228,957
	85,975,811	82,383,226

TOTAL ASSETS	$1,346,074,694	$1,271,280,488

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2024 AND 2023
LIABILITIES AND STOCKHOLDERS' EQUITY

	2024	2023
SENIOR DEBT:
Bank Borrowings	$151,868,570	$122,050,000
Subsidiary Borrowings (Note 1)	30,000,000	30,000,000
Senior Demand Notes, including accrued interest	91,100,482	100,568,430
Commercial Paper	718,724,910	661,573,356
	991,693,962	914,191,786

ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
Operating Lease Liabilities	42,026,593	43,034,942
Other Accounts Payable and Accrued Expenses	30,873,646	20,936,706
	72,900,239	63,971,648

SUBORDINATED DEBT	30,769,476	28,533,940

Total Liabilities	1,095,363,677	1,006,697,374

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	—	—
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2024 and 2023	170,000	170,000
Non-Voting Shares; no par value;
198,000 shares authorized; 168,300 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Accumulated Other Comprehensive Loss	(27,222,450)	(18,955,725)
Retained Earnings	277,763,467	283,368,839
Total Stockholders' Equity	250,711,017	264,583,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,346,074,694	$1,271,280,488

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
INTEREST INCOME:
Finance Charges	$296,507,429	$276,974,396	$266,963,826
Investment Income	241,035	124,042	(18,381)
	296,748,464	277,098,438	266,945,445

INTEREST EXPENSE:
Senior Debt	57,185,642	43,951,125	27,483,876
Subordinated Debt	1,481,765	1,099,749	971,958
	58,667,407	45,050,874	28,455,834

NET INTEREST INCOME	238,081,057	232,047,564	238,489,611

PROVISION FOR CREDIT LOSSES	83,387,023	87,387,765	84,287,916

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	154,694,034	144,659,799	154,201,695

NET INSURANCE INCOME	25,739,322	21,544,942	21,957,943

OTHER REVENUE	7,093,345	7,882,862	6,939,179

OPERATING EXPENSES:
Personnel Expense	124,597,000	111,763,367	113,732,789
Occupancy Expense	22,241,147	20,705,383	18,173,248
Other Expense	74,599,530	65,182,973	56,955,705
	221,437,677	197,651,723	188,861,742

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(33,910,976)	(23,564,120)	(5,762,925)

PROVISION FOR INCOME TAXES	5,000	39,339	655,722

EQUITY IN EARNINGS OF SUBSIDIARIES, Net of Tax	28,310,604	24,133,548	22,578,274

NET (LOSS) / INCOME	$(5,605,372)	$530,089	$16,159,627

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022

Net (Loss) / Income	$(5,605,372)	$530,089	$16,159,627

Other Comprehensive Loss:
Net changes related to available-for-sale securities
Unrealized (loss) gain	(10,175,433)	9,743,321	(45,165,474)
Income tax benefit (provision)	2,183,398	(2,026,463)	9,479,082
Net unrealized (loss) gain	(7,992,035)	7,716,858	(35,686,392)

Less reclassification of gain to net income	274,690	270,767	452,074

Total Other Comprehensive (Loss) Income	(8,266,725)	7,446,091	(36,138,467)

Total Comprehensive (Loss) Income	$(13,872,097)	$7,976,180	$(19,978,840)

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount

Balance at December 31, 2021	170,000	170,000	286,851,102	9,736,651	296,757,753

Comprehensive Loss:
Net Income for 2022	—	—	16,159,627	—
Other Comprehensive Loss	—	—	—	(36,138,467)
Total Comprehensive Loss	—	—	—	—	(19,978,840)
Cash Distributions Paid	—	—	(17,485,889)	—	(17,485,889)

Balance at December 31, 2022	170,000	$170,000	$285,524,840	$(26,401,816)	$259,293,024

Comprehensive Loss:
Net Income for 2023	—	—	530,089	—
Other Comprehensive Income	—	—	—	7,446,091
Total Comprehensive Income	—	—	—	—	7,976,180
Cash Distributions Paid	—	—	(2,686,090)	—	(2,686,090)

Balance at December 31, 2023	170,000	$170,000	$283,368,839	$(18,955,725)	$264,583,114

Comprehensive Loss:
Net Loss for 2024	—	—	(5,605,372)	—
Other Comprehensive Loss	—	—	—	(8,266,725)
Total Comprehensive Loss	—	—	—	—	(13,872,097)
Cash Distributions Paid	—	—	—	—	—

Balance at December 31, 2024	170,000	$170,000	$277,763,467	$(27,222,450)	$250,711,017

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) / Income	$(5,605,372)	$530,089	$16,159,627
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Provision for credit losses	83,387,023	87,387,765	84,287,916
Depreciation and amortization	9,479,026	6,606,132	4,425,985
Equity in undistributed earnings of subsidiaries	(28,310,604)	(24,133,548)	(22,578,274)
Net (gains) losses due to called redemptions of marketable securities, gain on sales of equipment and amortization on securities	(221,028)	(104,735)	38,232
Increase in miscellaneous assets and other	(7,722,469)	(5,737,477)	(7,647,230)
Decrease in other liabilities	9,648,814	(8,792,129)	(2,135,176)
Net Cash Provided	60,655,390	55,756,097	72,551,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(619,849,662)	(642,891,708)	(602,792,430)
Loan payments	484,937,256	489,822,223	471,094,166
Sale of securities, available for sale	706,079	—	—
Capital expenditures	(6,061,948)	(11,493,546)	(5,219,242)
Proceeds from sale of equipment	13,122	—	22,929
Net Cash Used	(140,255,153)	(164,563,031)	(136,894,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Senior Demand Notes	(9,488,397)	(11,757,244)	8,282,195
Advances on bank credit line	424,542,649	239,172,362	213,677,200
Payments on bank credit line	(394,724,079)	(184,653,362)	(206,446,200)
Advances on subsidiary credit line	—	30,000,000	—
Commercial paper issued	243,815,087	146,377,614	135,878,572
Commercial paper redeemed	(186,663,533)	(109,389,811)	(63,485,901)
Subordinated debt issued	9,725,581	6,795,654	5,759,655
Subordinated debt redeemed	(7,490,045)	(7,267,540)	(6,446,173)
Dividends / distributions paid	—	(2,686,090)	(17,485,889)
Net Cash Provided	79,717,263	106,591,583	69,733,459

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	117,500	(2,215,351)	5,389,962

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	4,976,539	7,191,890	1,801,928
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	5,094,039	4,976,539	7,191,890

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest paid	54,881,513	41,752,170	27,264,793
Income taxes paid	5,000	39,000	309,000
Non-Cash Transactions
ROU assets and associated liabilities	9,241,050	10,311,099	9,553,566

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
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
Guarantees
Frandisco Life Insurance Company (“Guarantor”) executed a guaranty in favor of BMO Bank, N.A. (“Agent”) on December 6, 2024, in conjunction with 1st Franklin Financial Corporation executing an amended and restated loan and security agreement as described in the Company’s consolidated financial statements and accompanying notes thereto. The Guarantor’s liability shall be limited to an amount equal to the lesser of (a) one-half of one percent (0.50%) of Guarantor’s admitted assets or (b) ten percent (10%) of surplus as regards policy holders as of December 31, 2018.
Frandisco Property and Casualty Insurance Company (“Guarantor”) executed a guaranty in favor of BMO Bank, N.A. (“Agent”) on December 6, 2024, in conjunction with 1st Franklin Financial Corporation executing an amended and restated loan and security agreement as described in the Company’s consolidated financial statements and accompanying notes thereto. The Guarantor’s liability shall be limited to an amount equal to the lesser of (a) one-half of one percent (0.50%) of Guarantor’s admitted assets or (b) ten percent (10%) of surplus as regards policy holders as of December 31, 2018.
1.    SENIOR DEBT
Frandisco Property and Casualty Insurance Company advanced $30.0 million to the Company on its credit line in August 2023. The advance of $30.0 million was outstanding at December 31, 2024 with an additional accrued interest of $4.1 million outstanding.

Exhibit 13
1st FRANKLIN FINANCIAL CORPORATION
ANNUAL REPORT
DECEMBER 31, 2024

THE COMPANY
1st Franklin Financial Corporation, a Georgia corporation, has been engaged in the consumer finance business since 1941, particularly in making direct cash loans and real estate loans. As of December 31, 2024, the business was operated through 115 branch offices in Georgia, 48 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 23 in Texas, 17 in Kentucky, and 7 in Virginia. The Company had 1,713 employees as of December 31, 2024.
As of December 31, 2024, the resources of the Company were invested principally in loans, which comprised 70% of the Company's assets. The majority of the Company's revenues are derived from finance charges earned on loans and sales finance contracts. Our remaining revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.
Our corporate website address is www.1FFC.com. The information posted on our website is not incorporated into this Annual Report.

To our Investors, Customers, Employees, Business partners and Friends-

Being able to report to you the highlights of our accomplishments and growth in this 2024 Annual Report brings me much delight. While 2024 was not without the headwinds of rising interest rates, inflation fears, the political environment of a national election, a push to complete the conversion of our lending and servicing platform and the waning effects of our 2022 cyber event, 1st Franklin Financial was still able to meet many of our corporate goals and objectives. The following pages reflect the strength and resiliency of a team that was committed to making 2024 successful at all levels.

Our core values--T.I.P.S.—Team, Impact, People and Service—were a part of every decision that we made. Our team of resolute employees are exceptional people in their communities. They are volunteers, leaders in civic groups, churches, school groups, sports teams and the list goes on and on. As a service provider of financial products, we strive to humbly acknowledge our customers and the communities in which we serve. Together we work to help people do life.

The following financial statements show the strength of 1st Franklin Financial Corporation. This concise list of accomplishments is a testament to hard work, leadership, and humble service.

In 2024:

•We opened eight new offices (4 in Kentucky, 3 in Texas, and 1 in Alabama)

•We grew our loan portfolio to over $1 billion in Net Outstanding

•Our State Recovery Centers recovered $30.2 million in bad debt.

•We completed four debt sales that contributed $5.3 million to our bottom line.

•Our year-over-year Charge-offs fell from 9.16% to 7.7%.

•Our Investment Center grew $48.9 million.

•We did all these amazing accomplishments while growing our gross loan portfolio by 6.8%.

On December 6, 2024, 1st Franklin Financial Corporation entered into a Loan and Security Agreement with BMO Bank, N.A. as agent for $300.0 million. This partnership will provide us with the funds to continue our growth goals and expansion for years to come. We are grateful for this funding relationship and fully expect that it will be mutually beneficial to both BMO and 1st Franklin Financial.

As you will be able to see from your reading of this full report we have enjoyed a busy year. 1st Franklin Financial continues to capitalize on opportunities in the marketplace and we evaluate every chance to expand our footprint in markets that we feel are a good fit for what we offer. Even though our products and services are remarkably similar to those of our competitors, we feel that the friendliness and gracious customer service provided by our co-workers makes 1st Franklin Financial Corporation stand apart from all the rest. Thanks to all of you that make this possible. We appreciate you.

Sincerely yours,

/s/ Ben F. “Buddy” Cheek, IV

Ben F. Cheek, IV
Chairman of the Board

BUSINESS
References in this Annual Report to “1st Franklin”, the “Company”, “we”, “our” and “us” refer to 1st Franklin Financial Corporation and its subsidiaries.
1st Franklin is engaged in the consumer finance business, primarily in making direct cash loans to individuals in relatively small amounts for relatively short periods of time, and in making first and second mortgage loans on real estate in larger amounts and for longer periods of time. We also purchase sales finance contracts from various retail dealers. At December 31, 2024, direct cash loans comprised 86%, real estate loans comprised 2% and sales finance contracts comprised 12% of our outstanding loans, respectively.
In connection with our business, we also offer optional single premium credit insurance products to our customers when making a loan. Such products may include credit life insurance, credit accident and health insurance, credit involuntary unemployment insurance and/or credit property insurance. Customers may request credit life insurance coverage to help assure any outstanding loan balance is repaid if the customer dies before the loan is repaid or they may request accident and health insurance coverage to help continue loan payments if the customer becomes sick or disabled for an extended period of time. In certain states where offered, customers may choose involuntary unemployment insurance for payment protection in the form of loan payment assistance due to an unexpected job loss. Customers may also choose property insurance coverage to protect the value of loan collateral against damage, theft or destruction. We write these various insurance products as an agent for a non-affiliated insurance company. Under various agreements, our wholly owned insurance subsidiaries, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company, reinsure the insurance coverage on our customers written by this non-affiliated insurance company.
Finance charges account for the majority of our revenues. The following table shows the sources of our earned finance charges in each of the past five years (in thousands):

	Year Ended December 31
	2024	2023	2022	2021	2020

Direct Cash Loans	$267,810	$247,829	$240,542	$213,527	$192,976
Real Estate Loans	4,423	5,769	7,285	7,245	6,555
Sales Finance Contracts	24,275	23,376	19,137	15,880	13,556
Total Finance Charges	$296,508	$276,974	$266,964	$236,652	$213,087
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
The average annual yield on loans we make (the percentage of finance charges earned to average net outstanding balance) has been as follows:

	As of December 31
	2024	2023	2022	2021	2020

Direct Cash Loans	30.82%	31.51%	31.12%	31.22%	31.45%
Real Estate Loans	16.59	17.53	17.48	17.33	17.16
Sales Finance Contracts	18.17	19.16	19.36	19.66	19.13
The following table contains certain information about our operations:

	As of December 31
	2024	2023	2022	2021	2020

Number of Branch Offices	369	364	343	325	320
Number of Employees	1,713	1,709	1,575	1,442	1,476
Average Total Loans Outstanding Per Branch (in thousands)	$3,410	$3,227	$3,177	$3,176	$2,860
Average Number of Loans Outstanding Per Branch	1,004	960	944	886	849

DESCRIPTION OF LOANS

	Year Ended December 31
	2024	2023	2022	2021	2020
DIRECT CASH LOANS:
Number of Loans Made	360,339	329,720	308,833	278,418	252,258
Volume of Loans Made (in thousands)	$1,251,947	$1,101,316	$1,049,088	$1,048,154	$891,358
Average Size of Loan Made	$3,474	$3,340	$3,397	$3,765	$3,534

Number of Loans Outstanding	343,501	320,454	299,418	266,028	249,880
Loans Outstanding (in thousands)	$1,080,371	$972,568	$911,822	$873,433	$777,569
Average Balance on Outstanding Loan	$3,145	$3,035	$3,045	$3,283	$3,112
Percent of Total Loans Outstanding	86%	83%	84%	84%	85%

REAL ESTATE LOANS:
Number of Loans Made	0	6	73	622	480
Volume of Loans Made (in thousands)	$—	$23	$2,106	$17,419	$11,871
Average Size of Loan Made	$—	$3,814	$28,845	$28,005	$24,731

Number of Loans Outstanding	1,113	1,383	1,690	2,034	1,880
Loans Outstanding (in thousands)	$23,365	$29,813	$37,323	$45,972	$39,960
Average Balance on Outstanding Loan	$20,993	$21,557	$22,085	$22,602	$21,255
Percent of Total Loans Outstanding	2%	2%	3%	4%	4%

SALES FINANCE CONTRACTS:
Number of Contracts Purchased	11,396	17,062	12,812	11,515	14,556
Volume of Contracts Purchased (in thousands)	$85,379	$126,187	$106,620	$86,448	$97,371
Average Size of Contract Purchased	$7,492	$7,396	$8,322	$7,507	$6,689

Number of Contracts Outstanding	25,972	28,415	22,705	19,790	19,961
Contracts Outstanding (in thousands)	$154,677	$175,548	$146,507	$118,960	$103,258
Average Balance on Outstanding Contract	$5,956	$6,178	$6,453	$6,011	$5,173
Percent of Total Loans Outstanding	12%	15%	13%	12%	11%

LOANS ORIGINATED, ACQUIRED, LIQUIDATED AND OUTSTANDING (in thousands)

	Year Ended December 31
	2024	2023	2022	2021	2020

	LOANS ORIGINATED OR ACQUIRED

Other Consumer (Live Check and Premier) New Loans	532,158	$426,393	$470,803	$436,278	$392,898
Other Consumer (Live Check and Premier) Loan Renewals	706,631	630,677	567,392	589,624	485,948
Real Estate Loans	—	—	2,106	17,345	11,846
Sales Finance Contracts	82,133	122,654	106,620	82,688	96,003
Net Bulk Purchases	16,326	47,802	10,893	26,086	13,905
Total Loans Originated / Acquired	$1,337,248	$1,227,526	$1,157,814	$1,152,021	$1,000,600

	LOANS LIQUIDATED *

Other Consumer (Live Check and Premier) New Loans	$507,308	$449,910	$483,042	$398,846	$382,952
Other Consumer (Live Check and Premier) Loan Renewals	636,836	605,703	526,315	553,444	468,091
Real Estate Loans	6,448	(7,510)	10,694	11,407	9,166
Sales Finance Contracts	106,250	97,146	79,146	70,746	64,132
Total Loans Liquidated	$1,256,842	$1,145,249	$1,099,197	$1,034,443	$924,341

	LOANS OUTSTANDING AT YEAR END

Direct Cash Loans	$1,080,371	$972,568	$911,822	$873,433	$777,569
Real Estate Loans	23,365	29,813	37,323	45,972	39,960
Sales Finance Contracts	154,677	175,548	146,507	118,960	103,258
Total Loans Outstanding	$1,258,413	$1,177,929	$1,095,652	$1,038,365	$920,787

	UNEARNED FINANCE CHARGES

Direct Cash Loans	$167,047	$133,663	$119,804	$122,455	$107,850
Real Estate Loans	—	—	—	—	6
Sales Finance Contracts	32,798	40,380	34,826	28,626	24,847
Total Unearned Finance Charges	$199,845	$174,043	$154,630	$151,081	$132,703

COMPONENTS OF GROSS LOAN LIQUIDATIONS (in thousands)

	2024	2023	2022	2021	2020

Customer Loan Payments	$756,795	$698,044	$676,935	$633,979	$573,685
Other Consumer (Live Check and Premier) Loan Renewals*	326,490	318,660	313,843	332,292	280,199
Gross Charge-offs	115,143	117,469	90,826	57,439	57,981
Refunds on precomputed finance charges	15,064	11,076	17,594	10,733	12,477
Total Loans Liquidated	$1,213,492	$1,145,249	$1,099,197	$1,034,443	$924,341
*Liquidations include customer loan payments, refunds on precomputed finance charges, renewals and charge- offs.

Components of net loss/charge-offs include the loan's amortized cost basis based on ASC 326 Financial Instruments - Credit Losses. The following are included in the Company's amortized cost basis:
•For pre-computed loans, the amortized cost basis includes the principal balance, fees, and accrued interest, less unearned finance charges and unearned insurance. As of December 31, 2024, the amount charged off related to the principal balance was $73.7 million.
•For interest-bearing loans, the amortized cost basis includes the balance, fees, and accrued interest, net of unearned insurance. As of December 31, 2024, the amount charged off related to the principal balance was $41.4 million.
DELINQUENCIES
We classify delinquent accounts at the end of each month according to the number of installments past due at that time, based on the then-existing terms of the contract. Accounts are classified in delinquency categories based on the number of days past due. When three installments are past due, we classify the account as being 60-89 days past due; when four or more installments are past due, we classify the account as being 90 days or more past due. Once an account becomes greater than 149 days past due, our charge-off policy governs when the account must be charged off. For more information on our charge-off policy, see Note 2 "Loans" in the Notes to the Consolidated Financial Statements.
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
The Company tracks the dollar amount of loans in bankruptcy on which the delinquency rating was changed. During 2024 and 2023, the delinquency rating changed as a result of court-initiated repayment plans $3.9 million and $1.5 million, respectively. This represented approximately 0.31% and 0.13% of the average principal loan portfolios outstanding during 2024 and 2023, respectively. The following table shows the amount of certain classifications of delinquencies and the ratio of such delinquencies to related outstanding loans (in thousands, except % data):

	As of December 31
	2024	2023	2022	2021	2020

DIRECT CASH LOANS:
60-89 Days Past Due	$21,574	$16,257	$20,199	$12,272	$10,779
Percentage of Principal Outstanding	2.01%	1.68%	2.22%	1.41%	1.39%
90 Days or More Past Due	$31,168	$32,694	$37,465	$23,437	$18,094
Percentage of Principal Outstanding	2.90%	3.38%	4.12%	2.69%	2.33%

REAL ESTATE LOANS:
60-89 Days Past Due	$299	$334	$436	$440	$223
Percentage of Principal Outstanding	1.32%	1.14%	1.19%	0.97%	0.57%
90 Days or More Past Due	$1,308	$1,403	$1,380	$1,118	$1,438
Percentage of Principal Outstanding	5.75%	4.79%	3.77%	2.47%	3.66%

SALES FINANCE CONTRACTS:
60-89 Days Past Due	$3,298	$2,226	$2,066	$1,134	$1,341
Percentage of Principal Outstanding	2.15%	1.27%	1.42%	0.96%	1.31%
90 Days or More Past Due	$3,801	$4,142	$3,316	$2,385	$2,261
Percentage of Principal Outstanding	2.47%	2.37%	2.28%	2.02%	2.21%

LOSS EXPERIENCE
Net losses (charge-offs less recoveries) and the percent such net losses represent of average net loans (loans less unearned finance charges) and liquidations (loan payments, refunds on unearned finance charges, renewals and charge-offs of customers' loans) are shown in the following table (in thousands, except % data):

	Year Ended December 31
	2024	2023	2022	2021	2020

	DIRECT CASH LOANS

Average Net Loans	$840,848	$792,724	$782,093	$691,635	$577,978
Liquidations	$1,144,144	$1,041,159	$1,009,357	$952,290	$851,044
Net Losses	$72,290	$82,905	$70,567	$37,635	$42,143
Net Losses as % of Average Net Loans	8.60%	10.46%	9.02%	5.44%	7.29%
Net Losses as % of Liquidations	6.32%	7.96%	6.99%	3.95%	4.95%

	REAL ESTATE LOANS

Average Net Loans	$25,852	$32,641	$41,384	$42,593	$36,128
Liquidations	$6,448	$(7,510)	$10,694	$11,407	$9,166
Net Losses	$—	$15	$20	$26	$42
Net Losses as a % of Average Net Loans	—%	0.05%	0.05%	0.06%	0.12%
Net Losses as a % of Liquidations	—%	(0.20)%	0.19%	0.23%	0.46%

	SALES FINANCE CONTRACTS

Average Net Loans	$129,229	$123,476	$100,244	$82,192	$66,681
Liquidations	$106,250	$97,146	$79,285	$70,746	$64,132
Net Losses	$9,093	$8,317	$5,802	$3,539	$3,335
Net Losses as % of Average Net Loans	7.04%	6.74%	5.79%	4.31%	5.00%
Net Losses as % of Liquidations	8.56%	8.56%	7.32%	5.00%	5.20%
ALLOWANCE FOR CREDIT LOSSES
The Company utilizes a Probability of Default (“PD”) / Loss Given Default (“LGD”) technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. We engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses, see Note 2 "Loans" in the Notes to the Consolidated Financial Statements.
SEGMENT FINANCIAL INFORMATION
For additional financial information about our reportable segments and the divisions of our operations, see Note 13 "Segment Financial Information" in the Notes to Consolidated Financial Statements.
CREDIT INSURANCE
On consumer loans (excluding real estate and sales finance contracts), we offer optional single premium credit insurance products to our customers when making a loan. Such products may include credit life insurance, credit accident and health insurance, credit unemployment insurance and/or credit property insurance. Customers may request credit life insurance coverage to help assure any outstanding loan balance is repaid if the customer dies before the loan is repaid or they may request credit accident and health insurance coverage to help continue loan payments if the customer becomes sick or disabled for an extended period of time. In certain states where offered, Customers may request credit involuntary unemployment insurance for payment protection in the form of loan payment assistance due to an unexpected job loss. Customers may also choose property insurance coverage to protect the value of loan collateral against damage, theft or destruction. We write these various insurance products as an agent for a non-affiliated insurance company. Under various agreements, our wholly owned insurance subsidiaries, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company, reinsure the insurance coverage on our customers written on behalf of this non-affiliated insurance company.
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
HUMAN CAPITAL RESOURCES
As of December 31, 2024, the Company had 1,713 employees, located in Alabama, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Texas, and Virginia. The development, attraction and retention of employees is a strong focus of the Company, as is fostering and maintaining a strong, healthy corporate culture.
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
SOURCES OF FUNDS AND COMMON STOCK MATTERS
The Company is dependent upon the availability of funds from various sources in order to meet its ongoing financial obligations and to make new loans as a part of its business. Our various sources of funds as a percent of total liabilities and stockholders' equity and the number of persons investing in the Company's debt securities were as follows:

	As of December 31
	2024	2023	2022	2021	2020

Bank Borrowings	11.58%	9.84%	5.81%	5.39%	11.73%
Senior Debt	61.74%	61.45%	63.37%	58.69%	51.19%
Subordinated Debt	2.35%	2.30%	2.49%	2.66%	2.97%
Other Liabilities	5.22%	5.08%	6.03%	6.73%	6.64%
Stockholders’ Equity	19.11%	21.33%	22.30%	26.53%	27.47%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Number of Investors	4,689	4,681	4,809	4,713	4,543
The average interest rates we pay on borrowings, computed by dividing the interest paid by the average indebtedness outstanding, have been as follows:

	Year Ended December 31
	2024	2023	2022	2021	2020

Senior Borrowings	5.80%	5.08%	3.50%	3.39%	3.42%
Subordinated Borrowings	4.69%	3.63%	3.16%	3.12%	3.01%
All Borrowings	5.76%	5.02%	3.49%	3.38%	3.40%
Certain financial ratios relating to our debt have been as follows:

	As of December 31
	2024	2023	2022	2021	2020

Total Liabilities to Stockholders' Equity	4.23	3.69	3.48	2.77	2.64
Unsubordinated Debt to Subordinated Debt Plus Stockholders' Equity	3.42	3.23	2.79	2.43	2.29
As of April 29, 2025, all of our voting common stock was closely held by three related individuals and all of our non-voting common stock was held by thirteen related shareholders. None of our common stock was listed on any securities exchange or traded on any established public trading market. The Company does not maintain any equity compensation plans, and did not repurchase any of its equity securities during any period represented. No cash distributions were paid to shareholders in 2024. Cash distributions of $15.80 per share were paid to shareholders in 2023, primarily in amounts to enable the Company's shareholders to pay their related income tax obligations which arise as a result of the Company's status as an S Corporation. No other distributions were paid during the applicable periods. For the foreseeable future, the Company expects to pay annual cash distributions equal to an amount sufficient to enable the Company's shareholders to pay their respective income tax obligations as a result of the Company's status as an S Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis provides a narrative discussion of the Company’s financial condition and performance during 2024 and 2023. The narrative reviews the Company’s results of operations, liquidity and capital resources, critical accounting policies and estimates, and certain other matters. It includes Management’s interpretation of our financial results, the factors affecting these results and the significant factors that we currently believe may materially affect our future financial condition, operating results and liquidity. This discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained elsewhere in this Annual Report. Discussion of 2022 results and year-to-year comparisons between 2023 and 2022 can be found in the Company’s 2023 Annual Report filed as Exhibit 13 to the Company’s Annual Report on Form 10-K which was filed with the SEC on April 1, 2024.
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
General:
The Company is a privately-held corporation that has been engaged in the consumer finance industry since 1941. Our operations focus primarily on making installment loans to individuals in relatively small amounts for short periods of time. Other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans. The Company de-prioritized mortgage originations while advanced systems for origination and servicing are being developed. All of our loans are at fixed rates, and contain fixed terms and fixed payments. We operate branch offices in nine southern states and had a total of 369 branch locations at December 31, 2024. The Company and its operations are guided by a strategic plan which includes planned growth through strategic expansion of our branch office network. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.
Financial Condition:
The Company’s total assets increased $71.4 million (6%) to $1.3 billion as of December 31, 2024 compared to $1.2 billion as of December 31, 2023. The increase in assets was primarily due to growth in the Company’s net loan portfolio, investment securities portfolio, cash and cash equivalents, and increases in other assets.
Cash and cash equivalents increased $13.2 million (58%) at December 31, 2024 compared to December 31, 2023.
The Company maintains an amount of funds in restricted accounts at its insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers.

At December 31, 2024, restricted cash was $8.8 million compared to $12.1 million at December 31, 2023. See Note 3, “Investment Securities” in the accompanying “Notes to Consolidated Financial Statements” for further discussion of amounts held in trust.
Gross loan originations increased $116.4 million (9%) during 2024 compared to 2023. Our net loan portfolio increased $48.9 million (6%) at December 31, 2024 compared to 2023. The percent of the loan portfolio greater than 30 days delinquent is 8.43% at December 31, 2024 compared to 7.48% at December 31, 2023. The ratio of bankrupt accounts to the net principal balance was 1.38% and 1.43% at December 31, 2024 and December 31, 2023, respectively. Our allowance for credit losses reflects Management's estimate of expected credit losses in the loan portfolio as of the date of the statement of financial position. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the current allowance for credit losses is adequate to cover expected losses in our existing portfolio as of December 31, 2024; however, changes in trends or deterioration in economic conditions could result in additional changes in the allowance or an increase in actual losses. Any increase could have a material adverse impact on our results of operation or financial condition in the future.
Our investment securities portfolio increased $5.9 million (2%) to $256.0 million at December 31, 2024 compared to $250.1 million at December 31, 2023. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. Investment securities have been designated as “available for sale” at December 31, 2024 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Other assets increased $6.7 million (7%) to $99.3 million at December 31, 2024 compared to $92.6 million at December 31, 2023. Increases in capitalized internal use software costs, prepaid expenses for furniture, fixtures, and leasehold improvements, miscellaneous accounts receivables for rebates for medical claims, and prepaid income taxes were main factors contributing to the increase in other assets. Offsetting a portion of the increase was a decline in loan purchase premium and lease right of use assets.
Our senior debt is comprised of a bank line of credit, the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at December 31, 2024 increased $79.7 million (9%) to $992.5 million compared to $912.7 million outstanding at December 31, 2023. Higher usage of the line of credit and sales of the Company’s debt securities were the primary factors contributing to the increase. The line of credit usage increased $29.8 million (24%) to $151.9 million at December 31, 2024 and the Company's debt securities increased $49.9 million (6%) to $840.6 million at December 31, 2024. Increases in the credit line and debt securities funded the Company's growth in our loan portfolio and allowed for additional expenditures developing our systems.
Other accounts payables and accrued expenses increased $6.5 million (33%) at December 31, 2024 compared to the prior year. The increase in the Company’s accounts payable and accrued expenses was primarily due to an increase in trade accounts payable for insurance premiums due to unaffiliated insurance company in 2024 compared to 2023. The increase was partially offset by a decrease in accrued payroll and accrued health insurance claims.
Operating lease liabilities decreased $1.0 million (2%) at December 31, 2024 compared to the prior year. The decrease in the Company's operating lease liabilities was the result of a decrease in the average remaining lease term in 2024 compared to 2023.

Results of Operations:
Total revenues, which include finance charge income, investment income, insurance income and miscellaneous other revenue, were $377.8 million and $351.4 million for 2024 and 2023, respectively. The aforementioned growth in our loan portfolio resulted in higher revenue across finance charge income, investment income, and insurance income, which was partially offset by a decrease in miscellaneous other revenue.
The provision for credit losses decreased $4.0 million (5%) during 2024 compared to 2023 due to lower net charge-offs.
Higher revenues and lower provision expense were offset by increases in interest expense, personnel expense, loan purchase premium amortization expense, and information technology related expenses which resulted in a increase in net income for the Company during the year just ended. Net income decreased $6.1 million (1157%) to a net loss of $5.6 million during 2024 compared to $0.5 million during 2023.
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
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income increased $8.3 million (3%) compared to the same period in 2023. The increase in net interest income was primarily due to growth in our loan portfolio and a decrease in charge-offs in 2024 compared to 2023, partially offset by an increase in interest expense. Our average net loan balance increased $54.6 million (6%) during the twelve months just ended compared to the same period a year ago.
Average Gross Loans Outstanding less unearned finance charges was $995.9 million at December 31, 2024, compared to $941.3 million at December 31, 2023. Net interest income was $252.1 million during 2024, compared to $243.8 million in 2023.
As previously mentioned, higher sales of the Company’s debt securities and an increase in borrowings on the Company’s credit line resulted in an increase in senior debt. The increase resulted in higher interest cost. Average borrowings were $893.5 million during 2024 compared to $828.4 million during 2023. Interest expense increased $12.0 million (28%) during 2024 compared to 2023.
Net Insurance Income:
The Company offers certain optional credit insurance products to loan customers when closing a loan. Net insurance income (insurance revenues less claims and expenses) was $47.6 million during 2024 and $40.4 million during 2023. Net insurance premium revenue increased 18% while claims and expenses decreased 1% during 2024.
Other Revenue:
Other revenue was $7.0 million and $7.8 million during 2024 and 2023, respectively. A significant component of other revenue is earnings from the sale of auto club memberships. The Company, as an agent for a third party, offers auto club memberships to loan customers during the closing of a loan. An increase in sales of auto club memberships partially offset the decrease in service charge revenue for the period just ended.

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
The provision for credit losses decreased $4.0 million (5%) during 2024 compared to 2023 due to an improved macroeconomic outlook. Net charge-offs impacting the provision for credit losses were $81.4 million for 2024 and $91.2 million for 2023, respectively.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.
During the year ended December 31, 2024, the Company engaged a major rating service provider to assist with estimating the instances of loss ("Probability of Default" or "PD") and the average severity of losses ("Loss Given Default" or "LGD") using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the statement of financial position reflects Management’s best estimate of expected credit losses. For further information regarding the change in technique, refer to the Critical Accounting Policies section below. In addition, please see Note 2, "Loans" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of estimated credit losses. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future period, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Operating Expenses:
Other operating expenses of the Company were $223.2 million during 2024 compared to $199.2 million during 2023. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense increased $12.8 million (11%) during 2024 compared to 2023. Higher insurance costs, higher payroll taxes, higher bonus accrual, and salary adjustments for certain team members were the primary factors causing the increase in personnel expenses.
Occupancy expenses increased $1.5 million (7%) during 2024 compared to 2023. Increases in monthly rent expenses, depreciation and amortization expenses, and new branch openings attributed to the increase in occupancy expenses.
Other expenses increased $9.6 million (14%) during 2024 compared to 2023. Higher information technology consulting expenses, conversion expenses, and the amortization of loans purchased at a premium offset by a reduction in advertising expenses were the primary factors driving the increase in miscellaneous other operating expenses during 2024 compared to 2023.
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

Effective income tax rates for the years ended December 31, 2024 and 2023 were 6268.6% and 90.1%, respectively. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Quantitative and Qualitative Disclosures About Market Risk:
Volatility in market interest rates can impact the Company’s investment portfolio and the interest rates paid on its bank borrowings and debt securities. Changes in interest rates have more impact on the income earned on investments and the Company’s borrowing costs than on interest income earned on loans, as Management does not normally change the rates charged on loans originated solely as a result of changes in the interest rate environment. These exposures are monitored and managed by the Company as an integral part of its overall cash management program. It is Management’s goal to minimize any adverse effect that movements in interest rates may have on the financial condition and operations of the Company. The information in the table below summarizes the Company’s risk associated with marketable debt securities and debt obligations as of December 31, 2024. Rates associated with the investment securities represent weighted averages based on the tax effected yield to maturity of each individual security. No adjustment has been made to yield, even though many of the investments are tax-exempt and, as a result, actual yield will be higher than that disclosed. For debt obligations, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. The Company’s subordinated debt securities are sold with various interest adjustment periods, which is the time from sale until the interest rate adjusts, and which allows the holder to redeem that security prior to the contractual maturity without penalty. It is expected that actual maturities on a portion of the Company’s subordinated debentures will occur prior to the contractual maturity as a result of interest rate adjustments. Management estimates the carrying value of senior and subordinated debt approximates their fair values when compared to instruments of similar type, terms and maturity.
Loans originated by the Company are excluded from the table (in millions, except for %) below since interest rates charged on loans are based on rates allowable in compliance with any applicable regulatory guidelines. Management does not believe that changes in market interest rates will significantly impact rates charged on loans. The Company has no exposure to foreign currency risk.

	Expected Year of Maturity
	2025	2026	2027	2028	2029	2030 & Beyond	Total	Fair Value
Assets:
Investment Securities	$0.2	$0.3	$0.5	$0.9	$2.9	$251.2	$256.0	$256.0
Average Interest Rate	3.3%	3.5%	3.3%	3.7%	3.6%	3.4%	3.4%
Liabilities:
Senior Debt
Note Payable to Bank	$—	$—	$151.9	$—	$—	$—	$151.9	$151.9
Average Interest Rate	—%	—%	8.18%	—%	—%	—%	8.18%
Senior Demand Notes	$91.1	$—	$—	$—	$—	$—	$91.1	$91.1
Average Interest Rate	1.90%	—%	—%	—%	—%	—%	1.90%
Commercial Paper	$715.8	$—	$—	$—	$—	$—	$715.8	$715.8
Average Interest Rate	5.96%	—%	—%	—%	—%	—%	5.96%
Subordinated Debentures	$19.7	$9.7	$0.9	$0.5	$—	$—	$30.8	$30.8
Average Interest Rate	4.35%	5.05%	5.29%	5.53%	—%	—%	4.69%
Liquidity and Capital Resources:
Liquidity is the ability of the Company to meet its ongoing financial obligations, either through the collection of receivables or by generating additional funds through liability management. The Company's liquidity is therefore dependent on the collection of its receivables, the sale of its debt securities and the continued availability of funds under the Company's revolving credit agreement.

We continue to monitor and review current economic conditions and the related potential implications on us, including with respect to, among other things, changes in credit losses, liquidity, compliance with our debt covenants, and relationships with our customers.
As of December 31, 2024 and December 31, 2023, the Company had $35.9 million and $22.8 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
The Company's investment securities can be converted into cash, if necessary. As of December 31, 2024 and 2023, 99% and 99%, respectively, of the Company's cash and cash equivalents and investment securities were maintained in Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company, the Company's insurance subsidiaries. Georgia state insurance regulations limit the use an insurance company can make of its assets. Ordinary dividend payments to the Company by its wholly owned life insurance subsidiary are subject to annual limitations and are restricted to the lesser of 10% of policyholder's statutory surplus or the net statutory gain from operations before recognizing realized investment gains of the individual insurance subsidiary during the prior year. Dividend payments to a parent company by its wholly owned property and casualty subsidiary are subject to annual limitations and are restricted to the lessor of 10% of policyholder's surplus or the net statutory income before recognizing realized investment gains of the individual insurance subsidiary during the prior two years. Any dividends above these state limitations are termed "extraordinary dividends" and must be approved in advance by the Georgia Insurance Commissioner. The maximum aggregate amount of dividends these subsidiaries could have paid to the Company during 2024, without prior approval of the Georgia Insurance Commissioner, was approximately $49.7 million.
At December 31, 2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $129.9 million and $111.0 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company in 2024 without prior approval of the Georgia Insurance Commissioner is approximately $49.7 million. On November 28, 2023, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department did not deny such requests with the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2024. Effective February 1, 2024, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company amended previous unsecured revolving line of credits available to the Company extending the terms to December 31, 2027.
At December 31, 2024, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $142.6 million and $120.7 million, respectively. The maximum aggregate amount of dividends these subsidiaries could pay to the Company during 2024, without prior approval of the Georgia Insurance Commissioner, is approximately $56.2 million. On December 12, 2024, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department did not deny such requests with the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2025. The request was approved by the Georgia Insurance Department for transactions on or before December 31, 2025. Effective February 1, 2025, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2028.
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
The Company's continued liquidity is therefore also dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. In addition to its receivables and securities sales, the Company had an external source of funds available under a revolving credit facility with

BMO Bank, N.A. The credit agreement with BMO Bank, N.A. executed on December 6, 2024, provides for borrowings or re-borrowings of up to $300.0 million or 75% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. At December 31, 2024 $151.9 million was outstanding under the credit facility. The outstanding includes the payoff and termination of the Wells Fargo Bank, N.A, credit agreement (as amended, the "credit agreement") that provided for borrowings or re-borrowings of up to $230.0 million or 70% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. At December 31, 2023, $122.1 million, was outstanding under the credit line. Management believes the current credit facility, when considered with funds expected to be available from operations, should provide sufficient liquidity for the Company.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of up to 0.50%, based on the outstanding balance on the credit line. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 3.00%. The interest rate on the credit agreement at December 31, 2024 and 2023 was 7.52% and 8.19%, respectively.
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
Critical Accounting Policies:
The accounting and reporting policies of 1st Franklin are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the financial services industry. The more critical accounting and reporting policies include the allowance for credit losses, revenue recognition and insurance claims reserves.
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

The Company uses a Probability of Default ("PD") / Loss Given Default ("LGD") technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the loan pools to identify the instances of loss (PDs) and the average severity of losses (LGDs). We engaged a major rating service provider to assist with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights to be applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects our best estimate of expected credit losses.
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
The property and casualty credit insurance policies written by the Company, as agent for a non-affiliated insurance company, are reinsured by the Company's property and casualty insurance subsidiary. The premiums are deferred and earned over the period of insurance coverage using the pro-rata method or the effective yield method, depending on whether the amount of insurance coverage generally remains level or declines.
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
Insurance Claims Reserves:
Included in unearned insurance premiums and commissions on the consolidated statements of financial position are reserves for incurred but unpaid credit insurance claims for policies written by the Company and reinsured by the Company's wholly owned insurance subsidiaries. These reserves are established based on accepted actuarial methods. In the event that the Company's actual reported losses for any given period are materially in excess of the previously estimated amounts, such losses could have a material adverse effect on the Company's results of operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of 1st Franklin Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of 1st Franklin Financial Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
The allowance for credit losses is based on Management's evaluation of the inherent risks and changes in the composition of the Company's loan portfolio. For the year ended December 31, 2024, the Company selected a Probability of Default ("PD") / Loss Given Default ("LGD") technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. The Company engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of the Company’s loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. The Company considers how macroeconomic and other factors might impact expected credit losses over the remaining maturity of the portfolio and determines which scenario(s) and specific scenario weights are applied within the estimation.
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
April 29, 2025
We have served as the Company’s auditor since 2002.

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2024 AND 2023
ASSETS

	2024	2023

CASH AND CASH EQUIVALENTS (Note 1)	$35,930,768	$22,775,852

RESTRICTED CASH (Note 1)	8,784,328	12,059,022

LOANS (Note 2):
Direct Cash Loans	1,080,370,655	972,567,737
Real Estate Loans	23,364,743	29,812,798
Sales Finance Contracts	154,677,310	175,548,110
	1,258,412,708	1,177,928,645

Less: Unearned Finance Charges	199,844,507	174,043,203
Unearned Insurance Premiums	73,503,536	69,748,304
Allowance for Credit Losses	73,365,842	71,361,745
	911,698,823	862,775,393

INVESTMENT SECURITIES (Note 3):
Available for Sale, at fair value	255,966,759	250,085,804

OTHER ASSETS:
Land, Buildings, Equipment and Leasehold Improvements, less accumulated depreciation and amortization of $60,361,530 and $55,304,631 in 2024 and 2023, respectively	15,515,210	17,215,898
Operating Lease Right-of-Use Assets (Note 8)	40,737,215	41,938,371
Deferred Acquisition Costs	4,464,900	4,149,171
Due from Non-affiliated Insurance Company	3,596,769	2,365,339
Other Miscellaneous	34,968,298	26,931,910
	99,282,392	92,600,689

TOTAL ASSETS	$1,311,663,070	$1,240,296,760
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2024 AND 2023
LIABILITIES AND STOCKHOLDERS' EQUITY

	2024	2023

SENIOR DEBT (Note 6):
Bank Borrowings	$151,868,570	$122,050,000
Senior Demand Notes, including accrued interest	91,100,482	100,568,430
Commercial Paper	718,724,910	661,573,356
	961,693,962	884,191,786

ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
Operating Lease Liabilities (Note 8)	42,026,593	43,034,942
Other Accounts Payable and Accrued Expenses	26,462,022	19,952,978
	68,488,615	62,987,920

SUBORDINATED DEBT (Note 7)	30,769,476	28,533,940

Total Liabilities	1,060,952,053	975,713,646

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred Stock; $100 par value 6,000 shares authorized; no shares outstanding	—	—
Common Stock:
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding as of December 31, 2024 and 2023	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding as of December 31, 2024 and 2023		—
Accumulated Other Comprehensive Loss	(27,222,450)	(18,955,725)
Retained Earnings	277,763,467	283,368,839
Total Stockholders' Equity	250,711,017	264,583,114

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,311,663,070	$1,240,296,760
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
INTEREST INCOME:
Finance Charges	$296,507,429	$276,974,396	$266,963,826
Net Investment Income	10,735,461	10,038,606	8,177,846
	307,242,890	287,013,002	275,141,672
INTEREST EXPENSE:
Senior Debt	53,668,197	42,093,613	26,875,546
Subordinated Debt	1,481,765	1,099,749	971,958
	55,149,962	43,193,362	27,847,504

NET INTEREST INCOME	252,092,928	243,819,640	247,294,168

PROVISION FOR CREDIT LOSSES (Note 2)	83,387,023	87,387,765	84,287,916

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	168,705,905	156,431,875	163,006,252

NET INSURANCE INCOME:
Premiums	63,570,924	56,570,776	56,984,335
Insurance Claims and Expense	(16,003,370)	(16,203,800)	(17,164,735)
	47,567,554	40,366,976	39,819,600

OTHER REVENUE	6,985,345	7,774,862	6,831,179

OPERATING EXPENSES:
Personnel Expense	124,597,000	111,763,367	113,732,789
Occupancy Expense	22,241,147	20,705,383	18,173,248
Other Expense	76,329,787	66,754,481	57,173,463
	223,167,934	199,223,231	189,079,500

INCOME BEFORE INCOME TAXES	90,870	5,350,482	20,577,531

PROVISION FOR INCOME TAXES (Note 12)	5,696,242	4,820,393	4,417,904

NET (LOSS) / INCOME	$(5,605,372)	$530,089	$16,159,627

BASIC EARNINGS PER SHARE:
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$(32.97)	$3.12	$95.06
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
Net (Loss) / Income	$(5,605,372)	$530,089	$16,159,627

Other Comprehensive (Loss) / Income:
Net changes related to available-for-sale Securities:
Unrealized (losses) gains	(10,175,433)	9,743,321	(45,165,474)
Income tax benefit (provision)	2,183,398	(2,026,463)	9,479,082
Net unrealized (losses) gains	(7,992,035)	7,716,858	(35,686,392)

Less reclassification of gains to net income	274,690	270,767	452,074

Total Other Comprehensive (Loss) / Income	(8,266,725)	7,446,091	(36,138,467)

Total Comprehensive (Loss) / Income	$(13,872,097)	$7,976,180	$(19,978,840)
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2021	170,000	170,000	286,851,102	9,736,651	296,757,753

Comprehensive Income:
Net Income for 2022	—	—	16,159,627	—
Other Comprehensive Loss	—	—	—	(36,138,467)
Total Comprehensive Loss	—	—	—	—	(19,978,840)
Cash Distributions Paid	—	—	(17,485,889)	—	(17,485,889)

Balance at December 31, 2022	170,000	170,000	285,524,840	(26,401,816)	259,293,024

Comprehensive Income:
Net Income for 2023	—	—	530,089	—
Other Comprehensive Income	—	—	—	7,446,091
Total Comprehensive Income	—	—	—	—	7,976,180
Cash Distributions Paid	—	—	(2,686,090)	—	(2,686,090)

Balance at December 31, 2023	170,000	$170,000	$283,368,839	$(18,955,725)	$264,583,114

Comprehensive Income:
Net Loss for 2024	—	—	(5,605,372)	—
Other Comprehensive Loss	—	—	—	(8,266,725)
Total Comprehensive Loss	—	—	—	—	(13,872,097)
Cash Distributions Paid	—	—	—	—	—

Balance at December 31, 2024	170,000	$170,000	$277,763,467	$(27,222,450)	$250,711,017
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) / Income	$(5,605,372)	$530,089	$16,159,627
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Provision for credit losses	83,387,023	87,387,765	84,287,916
Depreciation and amortization	9,479,026	6,606,132	4,425,985
Deferred tax expense (benefit)	516,947	392,024	(151,474)

Net (gains) due to called redemptions of marketable securities, gain on sales of equipment and amortization on securities	(715,950)	(661,315)	(830,011)
Increase in other assets	(9,419,269)	(8,882,938)	(7,430,995)
(Decrease) Increase in other liabilities	6,509,044	(11,210,993)	1,125,774
Net Cash Provided	84,151,449	74,160,764	97,586,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(619,849,662)	(642,891,708)	(602,792,430)
Loan payments	487,539,209	493,004,266	469,077,122
Purchases of securities, available for sale	(22,410,290)	(38,010,713)	(30,156,252)
Sales / Redemptions of securities, available for sale	6,781,079	18,040,000	26,815,000
Capital expenditures	(6,061,948)	(11,493,546)	(5,219,242)
Proceeds from Sale of Fixed Assets	13,122	—	22,929
Net Cash Used	(153,988,490)	(181,351,701)	(142,252,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) / increase in Senior Demand Notes	(9,488,397)	(11,757,244)	8,282,195
Advances on credit line	424,542,649	239,172,362	213,677,200
Payments on credit line	(394,724,079)	(184,653,362)	(206,446,200)
Commercial paper issued	243,815,087	146,377,614	135,878,572
Commercial paper redeemed	(186,663,533)	(109,389,811)	(63,485,901)
Subordinated debt securities issued	9,725,581	6,795,654	5,759,655
Subordinated debt securities redeemed	(7,490,045)	(7,267,540)	(6,446,173)
Dividends / distributions paid	—	(2,686,090)	(17,485,889)
Net Cash Provided	79,717,263	76,591,583	69,733,459

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,880,222	(30,599,354)	25,067,408
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	34,834,874	65,434,228	40,366,820
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$44,715,096	$34,834,874	$65,434,228
Cash paid during the year for -
Interest Paid	$54,881,513	$41,752,170	$27,264,793
Income Taxes Paid	$5,215,000	$4,763,842	4,156,000
Non-Cash Transactions for -
ROU assets and associated liabilities	9,241,050	10,311,099	9,553,566
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business:
1st Franklin Financial Corporation (the "Company") is a consumer finance company which originates and services direct cash loans, real estate loans and sales finance contracts through 369 branch offices located throughout the southern United States. In addition to this business, the Company writes credit insurance when requested by its loan customers as an agent for a non-affiliated insurance company specializing in such insurance. Two of the Company's wholly owned subsidiaries, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company, reinsure the credit life, the credit accident and health, the credit unemployment and the credit property insurance so written.
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
Claims of the insurance subsidiaries are expensed as incurred and reserves are established for incurred but not reported claims. Reserves for claims totaled $7.2 million and $7.0 million at December 31, 2024 and 2023, respectively, and are included in unearned insurance premiums on the consolidated statements of financial position.
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
Depreciation and Amortization:
Office machines, equipment, internal use software, and Company automobiles are recorded at cost and depreciated on a straight-line basis over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over five years or less depending on the term of the applicable lease. Depreciation and amortization expense for each of the three years ended December 31, 2024, 2023, and 2022 was $9.5 million, $6.6 million and $4.4 million, respectively.
Restricted Cash:
Restricted cash consists of funds maintained in restricted accounts in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. Restricted cash also includes escrow deposits held by the Company on behalf of certain real estate mortgage customers.

	Year Ended December 31, (In thousands)
	2024	2023	2022
Cash and cash equivalents	$35,931	$22,776	$49,653
Restricted cash	8,784	12,059	15,781
Total cash, cash equivalents and restricted cash	$44,715	$34,835	$65,434
Impairment of Long-Lived Assets:
The Company annually evaluates whether events and circumstances have occurred or triggering events have occurred that indicate the carrying amount of property and equipment may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. Based on Management’s evaluation, there was no impairment of the carrying value of the long-lived assets, including property and equipment at December 31, 2024 or 2023.
Income Taxes:
The Financial Accounting Standards Board (“FASB”) issued ASC 740-10. FASB ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. FASB ASC 740-10 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2024 and 2023, the Company had no uncertain tax positions.
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

Marketable Debt Securities:
Management has designated the Company’s investment securities held in the Company's investment portfolio at December 31, 2024 and 2023 as being available for sale. This portion of the investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available for sale are determined based on the specific identification method.
Earnings per Share Information:
The Company has no contingently issuable common shares, thus basic and diluted earnings per share amounts are the same.
Recent Accounting Pronouncements:
In November 2023, the FASB issued ASU 2023-07, improving the disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. These enhanced disclosures require reporting of incremental segment information on an annual and interim basis for all public entities, including public entities with only one reportable segment, to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024, and early adoption is permitted. The segment reporting guidance should be applied retrospectively to all prior periods presented in the financial statements, and upon transition, the expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted and applied on a retrospective basis for all prior periods presented in the financial statements, and upon transition, the expense categories and amounts disclosed in the prior periods are based on the significant segment expense categories identified and disclosed in the period of adoption. Implementation of the update did not have a material effect on the Company’s consolidated financial statements. See Note 13, "Segment Reporting," for the Company's enhanced disclosures to reflect the adoption of this update.
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
In November 2024, the FASB issued ASU 2024-03, enhancing the disclosures about a company’s expenses. The amendment, among other things, improves these disclosures by requiring disaggregated expense information about a company’s expense types. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoption is permitted. The enhanced expense guidance can be applied on either a prospective (for financial statements issued during reporting periods after the effective date of this ASU) or retrospective (to any or all prior periods presented) basis. The Company is currently evaluating the impact of this update on its consolidated financial statements.
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
Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Consolidated Statements of Cash Flows (in millions):

	2024	2023	2022

Loans Originated/Acquired per Business Section	$1,337	$1,228	$1,158
Non-Cash Reconciling items:
Other Consumer (Live Check and Premier) Renewed Loans Payoff	326	319	314
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	391	266	241
Loans originated or purchased per Consolidated Statements of Cash Flows	$620	$643	$603
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

Gross Balance (in thousands) by Origination Year as of December 31, 2024:

Loan Class	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$176,859	$18,932	$3,081	$425	$55	$20	$199,372
Direct Cash Loans: Premier Loans	3,398	3,786	9,563	3,320	492	161	20,720
Direct Cash Loans: Other Consumer Loans	645,179	150,608	40,634	14,853	2,623	1,312	855,209
Real Estate Loans	2,249	4	1,035	8,486	3,607	7,364	22,745
Sales Finance Contracts	63,232	53,598	24,938	9,232	2,361	278	153,639
Total	$890,917	$226,928	$79,251	$36,316	$9,138	$9,135	$1,251,685

Gross Balance (in thousands) by Origination year as of December 31, 2023:

Loan Class	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$136,419	$16,682	$2,661	$376	$36	$17	$156,191
Direct Cash Loans: Premier Loans	11,890	27,961	10,878	2,160	505	170	53,564
Direct Cash Loans: Other Consumer Loans	582,489	123,277	41,431	8,044	2,536	854	758,631
Real Estate Loans	2,075	1,365	10,877	4,649	4,118	6,220	29,304
Sales Finance Contracts	98,384	47,852	18,935	8,279	1,142	112	174,704
Total	$831,257	$217,137	$84,782	$23,508	$8,337	$7,373	$1,172,394

Contractual Maturities of Loans:
An estimate of contractual maturities stated as a percentage of the loan balances based upon an analysis of the Company's portfolio as of December 31, 2024 is as follows:

Due In Calendar Year	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts
2025	13%	12%	4%
2026	43	4	16
2027	25	7	23
2028	13	9	31
2029	6	7	26
2030 & beyond	—	61	—
	100%	100%	100%
Historically, a majority of the Company's loans have been renewed many months prior to their final contractual maturity dates, and the Company expects this trend to continue in the future. Accordingly, the above contractual maturities should not be regarded as a forecast of future cash collections.

The Company’s principal balances on non-accrual loans by loan class at December 31, 2024 and 2023 are as follows (in thousands):

Loan Class	December 31, 2024	December 31, 2023

Direct Cash Loans: Live Check Consumer Loans	$7,815	$10,888
Direct Cash Loans: Premier Consumer Loans	1,170	2,526
Direct Cash Loans: Other Consumer Loans	38,895	33,194
Real Estate Loans	1,464	1,383
Sales Finance Contracts	6,741	6,655
Total	$56,085	$54,647
An age analysis of principal balances past due, segregated by loan class, as of December 31, 2024 and 2023 is as follows (in thousands):

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,812	$3,794	$5,180	$13,786
Direct Cash Loans: Premier Loans	768	416	759	1,943
Direct Cash Loans: Other Consumer Loans	31,154	17,363	25,229	73,746
Real Estate Loans	1,213	299	1,308	2,820
Sales Finance Contracts	6,140	3,298	3,801	13,239
Total	$44,087	$25,170	$36,277	$105,534

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,555	$4,228	$6,548	$15,331
Direct Cash Loans: Premier Loans	1,142	789	1,713	3,644
Direct Cash Loans: Other Consumer Loans	19,975	11,240	24,433	55,648
Real Estate Loans	776	334	1,403	2,513
Sales Finance Contracts	4,228	2,226	4,142	10,596
Total	$30,676	$18,817	$38,239	$87,732
While delinquency rating analysis is a primary credit quality indicator, we also consider the ratio of bankrupt accounts to the total loan portfolio in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses. The ratio of bankrupt accounts to total principal loan balances outstanding at December 31, 2024 and December 31, 2023 was 1.38% and 1.43% respectively.
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For each segment in the portfolio, the Company also evaluates credit quality based on the aging status of the loan and by payment activity.

The following table presents the gross balance (in thousands) in each segment in the portfolio as of December 31, 2024 based on year of origination.

	Payment Performance – Principal Balance by Origination Year
	2024	2023	2022	2021	2020	Prior	Total Net Balance

Direct Cash Loans: Live Checks
Performing	$171,371	$16,923	$2,843	$359	$46	$15	$191,557
Nonperforming	5,488	2,009	238	66	9	5	7,815
	$176,859	$18,932	$3,081	$425	$55	$20	$199,372
Direct Cash Loans: Premier Loans
Performing	$3,273	$3,616	$8,968	$3,087	$452	$154	$19,550
Nonperforming	125	170	595	233	40	7	1,170
	$3,398	$3,786	$9,563	$3,320	$492	$161	$20,720
Direct Cash Loans: Other Consumer Loans
Performing	$625,542	$137,705	$36,576	$13,122	$2,278	$1,090	$816,313
Nonperforming	19,637	12,903	4,058	1,731	345	222	38,896
	$645,179	$150,608	$40,634	$14,853	$2,623	$1,312	$855,209
Real Estate Loans:
Performing	$2,249	$4	$953	$7,893	$3,256	$6,927	$21,282
Nonperforming	—	—	82	593	351	437	1,463
	$2,249	$4	$1,035	$8,486	$3,607	$7,364	$22,745
Sales Finance Contracts:
Performing	$61,721	$50,929	$23,370	$8,530	$2,124	$224	$146,898
Nonperforming	1,511	2,669	1,568	702	237	54	6,741
	$63,232	$53,598	$24,938	$9,232	$2,361	$278	$153,639
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

The information relating to modifications made to borrowers experiencing financial difficulty (in thousands, except for %) for the period indicated are as follows:

	Year ended December 31, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$3,217	40.2%	$1,205	15.1%	$1,283	16.0%	$1,319	16.5%	$968	12.1%
Direct Cash Loans: Premier Loans	381	14.7%	602	23.2%	311	12.0%	759	29.3%	539	20.8%
Direct Cash Loans: Other Consumer Loans	12,202	17.7%	13,529	19.6%	6,452	9.4%	21,679	31.5%	15,007	21.8%
Real Estate Loans	91	65.8%	37	26.8%	3	2.4%	—	—%	7	5.0%
Sales Finance Contracts	774	10.2%	826	10.9%	1,134	14.9%	4,325	57.0%	533	7.0%
Total	$16,665	19.1%	$16,199	18.5%	$9,183	10.5%	$28,082	32.2%	$17,054	19.6%

	Year ended December 31, 2023

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$5,244	36.9%	$2,350	16.5%	$2,557	18.0%	$2,784	19.6%	$1,277	9.0%
Direct Cash Loans: Premier Loans	1,218	18.0%	1,735	25.6%	748	11.0%	1,784	26.3%	1,289	19.0%
Direct Cash Loans: Other Consumer Loans	15,617	17.1%	16,482	18.1%	10,009	11.0%	30,706	33.6%	18,453	20.2%
Real Estate Loans	281	75.6%	48	12.9%	25	6.8%	—	—%	17	4.7%
Sales Finance Contracts	696	6.2%	977	8.7%	1,865	16.7%	7,008	62.6%	643	5.8%
Total	$23,056	18.6%	$21,591	17.4%	$15,206	12.3%	$42,282	34.1%	$21,679	17.5%

The financial effects of the modifications made to borrowers experiencing financial difficulty in the year ended December 31, 2024 are as follows:

Loan Modification	Loan Class	Financial Effect
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.5% to 16.7%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.2% to 15.2%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.1% to 19.1%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 19.3% to 8.5%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.2% to 15.7%
Term Extension	Live Check Loans	Added a weighted-average 12 months to the term
	Premier Loans	Added a weighted-average 22 months to the term
	Other Consumer Loans	Added a weighted-average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted-average 19 months to the term
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $1.3 million
	Premier Loans	Reduced the gross balance of the loans $0.3 million
	Other Consumer Loans	Reduced the gross balance of the loans $6.5 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $1.1 million
The financial effects of the modifications made to borrowers experiencing financial difficulty in the year ended December 31, 2023 are as follows:

Loan Modification	Loan Class	Financial Effect
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.0% to 16.5%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.2% to 15.5%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.2% to 19.4%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 18.3% to 6.6%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 21.9% to 15.7%
Term Extension	Live Check Loans	Added a weighted-average 13 months to the term
	Premier Loans	Added a weighted-average 23 months to the term
	Other Consumer Loans	Added a weighted-average 16 months to the term
	Real Estate Loans	Added a weighted-average 28 months to the term
	Sales Finance Contracts	Added a weighted-average 17 months to the term
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $2.6 million
	Premier Loans	Reduced the gross balance of the loans $0.7 million
	Other Consumer Loans	Reduced the gross balance of the loans $10.0 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $1.9 million

The aging for loans that were modified to borrowers experiencing financial difficulty in the past 12 months (in thousands):

	December 31, 2024

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$3,670	$903	$3,419	$7,992
Direct Cash Loans: Premier Loans	1,545	390	657	2,592
Direct Cash Loans: Other Consumer Loans	40,693	11,702	16,474	68,869
Real Estate Loans	36	19	84	139
Sales Finance Contracts	4,709	1,309	1,573	7,591
Total	$50,653	$14,323	$22,207	$87,183

	December 31, 2023

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$4,023	$1,096	$1,629	$6,747
Direct Cash Loans: Premier Loans	3,212	597	686	4,495
Direct Cash Loans: Other Consumer Loans	46,154	7,640	8,900	62,694
Real Estate Loans	183	—	198	380
Sales Finance Contracts	6,361	1,202	1,107	8,670
Total	$59,933	$10,534	$12,519	$82,986
Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off (in thousands):

	Twelve months ended December 31, 2024

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Direct Cash Loans: Live Check Loans	$799	$1,925	$492	$185	$167
Direct Cash Loans: Premier Loans	128	155	62	68	94
Direct Cash Loans: Other Consumer Loans	2,528	4,237	1,625	999	1,953
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	204	317	145	70	355
Total	$3,659	$6,634	$2,324	$1,322	$2,569

	Twelve months ended December 31, 2023

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Direct Cash Loans: Live Check Loans	$2,679	$272	$1,206	$258	$286
Direct Cash Loans: Premier Loans	458	139	359	181	221
Direct Cash Loans: Other Consumer Loans	4,880	1,004	3,207	2,264	1,994
Real Estate Loans	—	—	5	—	—
Sales Finance Contracts	222	66	420	398	82
Total	$8,239	$1,481	$5,197	$3,101	$2,583
Prior to January 1, 2023, the Company classified a receivable as a TDR when the Company modified a loan's contractual terms for economic or other reasons related to the borrower's financial difficulties and granted a concession that would not have otherwise been considered.
The following table presents a summary of loans that were restructured during the year ended December 31, 2022 (in thousands, except number of loans):

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
Allowance for Credit Losses:
The Company uses a Probability of Default (“PD”) / Loss Given Default (“LGD”) technique to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. We utilized this same technique for the current and prior reporting periods. We engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses.
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
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on grade delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when the graded delinquency on a precomputed loan is less than two payments and when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at December 31, 2024 or December 31, 2023.
The allowance for credit losses increased by $2.0 million (3%) to $73.4 million as of December 31, 2024, compared to $71.4 million at December 31, 2023.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at December 31, 2024; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Gross charge-offs (in thousands) by origination year are as follows:

	Twelve months ended December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$4,802	$18,473	$2,856	$387	$64	$54	26,636
Direct Cash Loans: Premier Loans	25	394	2,464	844	140	57	3,924
Direct Cash Loans: Other Consumer Loans	18,444	35,693	12,832	4,422	893	715	72,999
Real Estate Loans	—	—	—	(4)	—	10	6
Sales Finance Contracts	544	4,857	3,543	1,673	800	160	11,577
Total	$23,815	$59,417	$21,695	$7,322	$1,897	$996	$115,142

	Twelve months ended December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Direct Cash Loans: Live Check Loans	$8,385	$20,548	$2,185	$182	$44	$53	31,397
Direct Cash Loans: Premier Loans	219	4,512	2,285	447	176	46	7,685
Direct Cash Loans: Other Consumer Loans	10,461	38,971	14,762	2,234	948	635	68,011
Real Estate Loans	—	—	1	12	1	8	22
Sales Finance Contracts	1,196	4,600	2,674	1,536	283	65	10,354
Total	$20,261	$68,631	$21,907	$4,411	$1,452	$807	$117,469
Segmentation of the portfolio began with the adoption of ASC 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses based on a collective evaluation in thousands).

	2024
	Direct Cash: Live Checks	Direct Cash: Premier Loans	Direct Cash: Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total

Allowance for Credit Losses:
Balance at January 1, 2024	$9,832	$2,510	$47,282	$2,488	$9,250	$71,362
Provision for Credit Losses	21,565	354	54,118	(872)	8,222	83,387
Charge-offs	(26,636)	(3,924)	(72,999)	(6)	(11,577)	(115,142)
Recoveries	6,810	1,917	22,542	6	2,484	33,759
Ending Balance	$11,571	$857	$50,943	$1,616	$8,379	$73,366

	2023
	Direct Cash: Live Checks	Direct Cash: Premier Loans	Direct Cash: Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total

Allowance for Credit Losses:
Balance at January 1, 2023	$14,896	$6,108	$46,412	$143	$7,651	$75,210
Provision for Credit Losses	20,807	2,592	51,726	2,360	9,903	87,388
Charge-offs	(31,397)	(7,685)	(68,011)	(22)	(10,354)	(117,469)
Recoveries	5,526	1,495	17,155	7	2,050	26,233
Ending Balance	$9,832	$2,510	$47,282	$2,488	$9,250	$71,362

3.    INVESTMENT SECURITIES
Investment securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024:
Obligations of states and political subdivisions	$290,425	$683	$(35,141)	$255,967
Total	$290,425	$683	$(35,141)	$255,967

December 31, 2023:
Obligations of states and political subdivisions	$273,595	$2,443	$(26,437)	$249,601
Corporate securities	485	—	—	485
Total	$274,080	$2,443	$(26,437)	$250,086
The amortized cost and estimated fair values of investment securities at December 31, 2024, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$250	$250
Due after one year through five years	4,600	4,537
Due after five years through ten years	34,185	33,528
Due after ten years	251,390	217,652
Total	$290,425	$255,967
The following table provides an analysis of available-for-sale investment securities in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$97,056	$(2,934)	$125,068	$(32,208)	$222,124	$(35,142)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$33,724	$(421)	$112,931	$(26,017)	$146,655	$(26,438)
The previous two tables represent 244 investments and 158 investment held by the Company at December 31, 2024 and 2023, respectively, the majority of which were rated "A" or higher. The unrealized losses on the Company's investments were the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, the Management concluded that an allowance for credit losses was not required at December 31, 2024 or at December 31, 2023.

On December 2, 2024, the Company engaged in the sale of our corporate securities, classified as available for sale. The total gross proceeds from the sale were $707 thousand. The sale resulted in realized gains of $222 thousand in 2024, which is reflected in investment income in the consolidated statement of income. Total proceeds from the redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities during 2024 were $6.1 million. Gross and net gains of $0.1 million were realized on these redemptions.
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
The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs or how the data was calculated or derived. The Company employs a market approach in the valuation of its obligations of states, political subdivisions and municipal revenue bonds that are available for sale. These investments are valued on the basis of current market quotations provided by independent pricing services selected by Management based on the advice of an investment manager. To determine the value of a particular investment, these independent pricing services may use certain information with respect to market transactions in such investment or comparable investments, various relationships observed in the market between investments, quotations from dealers, and pricing metrics and calculated yield measures based on valuation methodologies commonly employed in the market for such investments. Quoted prices are subject to our internal price verification procedures. The fair values of common stocks and mutual funds are based on unadjusted quoted market prices in active markets. We validate prices received using a variety of methods, including, but not limited to comparison to other pricing services or corroboration of pricing by reference to independent market data such as a secondary broker. There was no change in this methodology during any period reported.
Assets measured at fair value as of December 31, 2024 and 2023 are available-for-sale investment securities which are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2024	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Obligations of states and political subdivisions	255,967	—	255,967	—
Available-for-sale investment securities	$255,967	$—	$255,967	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Corporate securities	$485	$485	$—	$—
Obligations of states and political subdivisions	249,601	—	249,601	—
Available-for-sale investment securities	$250,086	$485	$249,601	$—
5.    INSURANCE SUBSIDIARY RESTRICTIONS
As of December 31, 2024 and 2023, 99% and 99%, respectively, of the Company's cash and cash equivalents and investment securities were maintained in the Company’s insurance subsidiaries. State insurance regulations limit the types of investments an insurance company may hold in its portfolio. These limitations specify types of eligible investments, quality of investments and the percentage a particular investment may constitute of an insurance company’s portfolio.
Dividend payments to the Company by its wholly owned life insurance subsidiary are subject to annual limitations and are restricted to the lesser of 10% of policyholders’ surplus or the net statutory gain from operations before recognizing realized investment gains of the individual insurance subsidiary during the prior year. Dividend payments to the Company by its wholly owned property and casualty insurance subsidiary are also subject to annual limitations and are restricted to the greater of 10% of policyholders’ surplus or the net statutory income before recognizing realized investment gains of the individual insurance subsidiary during the prior three years.
At December 31, 2024, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $142.6 million and $120.7 million, respectively. The maximum aggregate amount of dividends these subsidiaries could pay to the Company during 2024, without prior approval of the Georgia Insurance Commissioner, is approximately $56.2 million. On December 12, 2024, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department did not deny such requests with the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2025. The request was approved by the Georgia Insurance Department for transactions on or before December 31, 2025. Effective February 1, 2025, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2028.
At December 31, 2023, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $129.9 million and $111.0 million, respectively. The maximum aggregate amount of dividends these subsidiaries could pay to the Company in 2024 without prior approval of the Georgia Insurance Commissioner is approximately $49.7 million. On November 28, 2023, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department did not deny such requests with the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2024. Effective February 1, 2024, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company amended previous unsecured revolving line of credits available to the Company extending the terms to December 31, 2027.

6.    SENIOR DEBT
Effective December 6, 2024, the Company entered into a credit facility with BMO Bank, N.A. to replace the Wells Fargo N.A. credit agreement. The credit facility provides for borrowings or re-borrowings of up to $300.0 million or 75% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. At December 31, 2024 $151.9 million was outstanding under the credit facility. At December 31, 2023, $122.1 million, was outstanding under the credit line with Wells Fargo Bank, N.A. Management believes the current credit facility, when considered with funds expected to be available from operations, should provide sufficient liquidity for the Company.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of up to 0.50%, based on the outstanding balance on the credit line. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 3.00%. The interest rate on the credit agreements at December 31, 2024 and 2023 was 7.52% and 8.19%, respectively.
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

Commercial paper is issued by the Company only to qualified investors, in amounts in excess of $50,000, with maturities of less than 260 days and at interest rates that the Company believes are competitive in its market. Additional data related to the Company's senior debt is as follows (in thousands, except % data):

Year Ended December 31	Weighted Average Interest Rate at End of Year	Maximum Amount Outstanding During Year	Average Amount Outstanding During Year	Weighted Average Interest Rate During Year (1)

2024
Bank Borrowings	7.52%	$154,850	$111,916	8.03%
Senior Demand Notes	1.90	104,826	95,809	1.90
Commercial Paper	5.96	715,795	685,772	5.95

2023
Bank Borrowings	8.19%	$125,250	$92,381	8.05%
Senior Demand Notes	1.91	115,527	102,967	1.90
Commercial Paper	5.93	658,942	633,086	5.02

2022
Bank Borrowings	6.97%	$81,942	$47,083	7.07%
Senior Demand Notes	1.92	122,860	113,151	1.92
Commercial Paper	3.94	633,534	604,980	3.54
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
Interest rate information on the Company’s subordinated debt at December 31 is as follows:

Weighted Average Interest Rate as of End of Year			Weighted Average Interest Rate During Year
2024	2023	2022	2024	2023	2022

5.04%	4.30%	3.29%	4.69%	3.68%	3.16%

Maturity and redemption information relating to the Company's subordinated debt at December 31, 2024 in (thousands) is as follows:

	Amount Maturing or Redeemable at Option of Holder
	Based on Maturity Date	Based on Interest Adjustment Period

2024	$5,643	$19,698
2025	4,900	9,656
2026	7,456	924
2027	12,770	491
Total	$30,769	$30,769
8.    LEASES
The Company's operations are carried on in locations which are occupied under operating lease agreements. These lease agreements are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Total operating lease expense was $11.0 million, $10.1 million, and $9.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s minimum aggregate future lease commitments at December 31, 2024 and 2023 are presented in the tables that follow.
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

The tables below summarize our lease expense and other information related to the Company’s operating leases (dollars in thousands):

Twelve Months Ended Dec 31, 2024

Operating lease expense	$9,241
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,124
Weighted-average remaining lease term – operating leases (in years)	6.64
Weighted-average discount rate – operating leases	5.84%

Lease Maturity Schedule as of December 31, 2024:	Amount
2024	9,201
2025	8,530
2026	7,641
2027	6,721
2028	5,306
2028 and beyond	13,463
Total	50,862
Less: Discount	(8,835)
Present Value of Lease Liability	$42,027

Present Value of Lease Asset	$40,737

Twelve Months Ended Dec 31, 2023

Operating lease expense	$8,038
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7,890
Weighted-average remaining lease term – operating leases (in years)	7.01
Weighted-average discount rate – operating leases	5.45%

Lease Maturity Schedule as of December 31, 2023:	Amount
2023	8,612
2024	8,227
2025	7,677
2026	6,801
2027	5,849
2027 and beyond	14,768
Total	51,933
Less: Discount	(8,898)
Present Value of Lease Liability	$43,035

Present Value of Lease Asset	$41,938

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
Any employee who is 18 years of age or older is eligible to participate in the 401(k) plan on the first day of the month following the completion of one complete calendar month of continuous employment and the Company begins matching employee contributions of up to 6% of their salary, using the following formula: 100% of the first 1% and 70% of the next 5% of salary deferred. From August 1, 2023 to December 31, 2023 the Company paused their matches on employee contributions. The Company resumed matches on January 1, 2024 utilizing our previous methodology. During 2024, 2023 and 2022, the Company contributed $2.9 million, $1.9 million and $2.9 million, respectively, in matching funds for employee 401(k) deferred accounts.
The Company also maintains a non-qualified deferred compensation plan for employees who receive compensation in excess of the amount provided in Section 401(a)(17) of the Code, as such amount may be adjusted from time to time in accordance with the Code.
11.    RELATED PARTY TRANSACTIONS
The Company leased a portion of its properties (see Note 8) for an aggregate of $0.5 million per year from certain officers or stockholders.
The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.3 million at December 31, 2024. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.
Certain directors, officers and stockholders have funds personally invested in the Company’s debt securities. The rates on these debt securities are the same rates provided to other customers.

Effective September 23, 1995, the Company entered into a Split-Dollar Life Insurance Agreement with the Trustee of a member of the board of directors and a retired executive officer’s irrevocable life insurance trust. The life insurance policy insures a member of the Company’s board of directors and a retired executive officer. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended effectively making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $20.0 thousand for interest accrued during 2024 was applied to the loan on December 31, 2024. No principal payments on this loan were made in 2024. The balance on this loan at December 31, 2024 was $485.4 thousand. This was the maximum loan amount outstanding during the year.
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

The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 is made up of the following components:

	2024	2023	2022

Current – Federal	$5,174,295	$4,389,030	$4,280,033
Current – State	5,000	39,339	289,345
Total Current	5,179,295	4,428,369	4,569,378

Deferred tax expense (benefit)	516,947	392,024	(151,474)

Total Provision	$5,696,242	$4,820,393	$4,417,904
Temporary differences create deferred federal tax assets and liabilities, which are detailed below as of December 31, 2024 and 2023. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated statements of financial position.

	As Of December 31,
	2024	2023
Deferred Tax Assets:
Unearned Premium Reserves	$2,229,173	$2,132,375
Unrealized Loss (Gain) on
Marketable Debt Securities	7,236,347	5,038,864
SPAE Capitalization	39,204	33,195
STAT & Tax Reserve	743,174	690,797
Total Deferred Tax Assets	$10,247,898	$7,895,231

Deferred Tax Liabilities:
Insurance Commissions	(5,863,515)	(5,270,518)
Deferred Acquisition Cost Amortization	(1,648,246)	(1,589,701)
GAAP/STAT Premium Tax	(249,723)	(229,493)
Unrealized Loss (Gain) on
Other	(33,897)	(37,155)
Total Deferred Tax Liabilities	(7,795,381)	(7,126,867)
Net Deferred Tax Asset (Liability)	$2,452,517	$768,364
The Company's effective tax rate for the years ended December 31, 2024, 2023 and 2022 is analyzed as follows.

	2024	2023	2022
Statutory Federal income tax rate	21.0%	21.0%	21.0%
Tax effect of S corporation status	7836.8	92.5	5.0
Tax exempt income	(1594.8)	(24.1)	(5.9)
State income taxes	5.5	0.7	1.4
Effective Tax Rate	6268.6%	90.1%	21.5%
13.    SEGMENT FINANCIAL INFORMATION:
The Company discloses segment information in accordance with FASB ASC 280. FASB ASC 280 requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. The Company adopted ASU 2023-07 and applied the guidance retrospectively effective for the fiscal year beginning January 1, 2024. See Note 1 under "Recent Accounting Pronouncements" for additional information.
Following a series of entrances into new states of operation, the Company reorganized into two new reportable segments: North and South. The impact of change of the segments is presented on a retrospective basis for all periods presented below. Each segment is managed by a Senior Vice President who directly reports to the Company's Chief Operating Officer. The Company allocates resources and assesses operational and financial performance to each segment. The products offered require similar marketing strategies, technology, and training. The Company's Chief Operating Officer ("CODM") is responsible for allocating resources and assessing financial performance.
The Company's net income is the measure used by the CODM in evaluating the segments' profit and loss of the each segment. The CODM uses the net income results and impacts along with the strategy of the organization to assess performance and enable decision making when allocating resources. The Company's financial results include the following measures' amounts for the periods indicated that are either reviewed by the CODM or are otherwise regularly provided to the CODM:
As part of the CODM's review and evaluation process for allocating resources, the CODM is provided segment income and expenses.
Below is a performance report of each of the Company's segments for the year ended December 31, 2024 followed by a reconciliation to consolidated Company data.

Year 2024	North	South	Total
	(In Millions)
Revenues:
Finance Charges Earned	$114	$182	$296
Insurance Income	19	38	57
Other	3	5	8
	136	225	361

Expenses:
Interest Cost	21	36	57
Provision for Loan Losses	35	47	82
Depreciation and Amortization	1	2	3
Other Expense	49	79	128
	106	164	270

Segment Profit	$30	$61	$91

Segment Assets:
Net Receivables	$378	$636	1,014
Cash	33	23	56
Net Fixed Assets	3	6	9
Other Assets	18	27	45
Total Segment Assets	$432	$692	$1,124

RECONCILIATION:	2024
(In Millions)
Revenues:
Total revenues from reportable segments	$361
Corporate finance charges earned not allocated to segments	—
Corporate investment income earned not allocated to segments	11
Timing difference of insurance income allocation to segments	7
Other revenues not allocated to segments	$(1)
Consolidated Revenues (1)	$378

Net Income:
Total profit or loss for reportable segments	$91
Corporate earnings not allocated	17
Corporate expenses not allocated	(107)
Consolidated Income Before Income Taxes	$—

Assets:
Total assets for reportable segments	$1,124
Loans held at corporate level	2
Unearned insurance at corporate level	(31)
Allowance for loan losses at corporate level	(73)
Cash and cash equivalents held at corporate level	(11)
Investment securities at corporate level	256
Fixed assets at corporate level	6
Other assets at corporate level	39
Consolidated Assets	$1,312
Note 1: Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

Below is a performance report of each of the Company's segments for the year ended December 31, 2023 followed by a reconciliation to consolidated Company data.

Year 2023	North	South	Total
	(In Millions)
Revenues:
Finance Charges Earned	$104	$173	$277
Insurance Income	$17	$33	50
Other	3	4	7
	124	210	334

Expenses:
Interest Cost	$16	$28	44
Provision for Loan Losses	$35	$56	91
Depreciation and Amortization	$1	$2	3
Other Expenses	49	77	126
	101	163	264

Segment Profit	$23	$47	$70

Segment Assets:
Net Receivables	$355	$613	968
Cash	$—	$—	—
Net Fixed Assets	$3	$7	10
Other Assets	17	25	42
Total Segment Assets	$375	$645	$1,020

RECONCILIATION:	2023
(In Millions)
Revenues:
Total revenues from reportable segments	$334
Corporate finance charges earned not allocated to segments	—
Corporate investment income earned not allocated to segments	10
Timing difference of insurance income allocation to segments	7
Other revenues not allocated to segments	$—
Consolidated Revenues (1)	$351

Net Income:
Total profit or loss for reportable segments	$70
Corporate earnings not allocated	17
Corporate expenses not allocated	(82)
Consolidated Income Before Income Taxes	$5

Assets:
Total assets for reportable segments	$1,021
Loans held at corporate level	2
Unearned insurance at corporate level	(40)
Allowance for loan losses at corporate level	(71)
Cash and cash equivalents held at corporate level	38
Investment securities at corporate level	250
Fixed assets at corporate level	7
Other assets at corporate level	33
Consolidated Assets	$1,240
Note 1: Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

Below is a performance report of each of the Company's segments for the year ended December 31, 2022 followed by a reconciliation to consolidated Company data.

Year 2022	North	South	Total
	(In Millions)
Revenues:
Finance Charges Earned	$98	$169	$267
Insurance Income	$16	$32	48
Other	$2	$4	6
	116	205	321

Expenses:
Interest Cost	$10	$18	28
Provision for Loan Losses	$29	$47	76
Depreciation and Amortization	$—	$2	2
Other Expenses	$40	$69	109
	79	136	215

Segment Profit	$37	$69	$106

Segment Assets:
Net Receivables	$328	$583	911
Cash	$3	$5	8
Net Fixed Assets	$3	$6	9
Other Assets	6	25	31
Total Segment Assets	$340	$619	$959

RECONCILIATION:	2022
(In Millions)
Revenues:
Total revenues from reportable segments	$321
Corporate finance charges earned not allocated to segments	—
Corporate investment income earned not allocated to segments	8
Timing difference of insurance income allocation to segments	10
Other revenues not allocated to segments	0
Consolidated Revenues (1)	$339

Net Income:
Total profit or loss for reportable segments	$106
Corporate earnings not allocated	18
Corporate expenses not allocated	(103)
Consolidated Income Before Income Taxes	$21

Assets:
Total assets for reportable segments	$959
Loans held at corporate level	2
Unearned insurance at corporate level	(37)
Allowance for loan losses at corporate level	(75)
Cash and cash equivalents held at corporate level	58
Investment securities at corporate level	220
Fixed assets at corporate level	4
Other assets at corporate level	32
Consolidated Assets	$1,163
Note 1:Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

DIRECTORS AND EXECUTIVE OFFICERS

Directors
Name	Principal Occupation, Title and Company	Director Since

Ben F. Cheek, IV	Chairman of Board, 1st Franklin Financial Corporation	2001

Ben F. Cheek, III	Chairman Emeritus, 1st Franklin Financial Corporation	1967

David W. Cheek	Shareholder	2024

Virginia C. Herring	President and Chief Executive Officer 1st Franklin Financial Corporation	2020

A. Roger Guimond	Retired Executive Vice President and Chief Financial Officer, 1st Franklin Financial Corporation	2004

Jerry J. Harrison, Jr.	Executive Vice President and Chief Strategy Officer 1st Franklin Financial Corporation	2020

Donata Ison	Vice President of Finance Armhr	2023

John G. Sample, Jr.	CPA	2004

Sheryl Smith	Retired Chief Operating, Risk and Compliance Officer Omni Financial	2024

Keith D. Watson	Chairman Bowen & Watson, Inc.	2004

Executive Officers

Name	Position with Company	Position Since

Ben F. Cheek, IV	Chairman of Board	2015

Virginia C. Herring	President and Chief Executive Officer	2015

Kelly E. Abernathy	Executive Vice President and Chief Compliance Officer	2025

Daniel E. Clevenger, II	Executive Vice President and Chief Administrative Officer	2015

Kristin M. Dunn	Executive Vice President and Chief Marketing Officer	2025

Brian J. Gyomory	Executive Vice President and Chief Financial Officer	2021

Jerry J. Harrison, Jr.	Executive Vice President and Chief Strategy Officer	2023

Gary L. McQuain	Executive Vice President and Chief Operations Officer	2020

John D. Niemiec	Executive Vice President and Chief Credit Officer	2025

Mark J. Scarpitti	Executive Vice President and General Counsel	2021

Joseph A. Shaw	Executive Vice President and Chief Information Officer	2018

Mary S. Zimmerman	Executive Vice President and Chief Human Resources Officer	2025

CORPORATE INFORMATION

Corporate Offices	Legal Counsel	Independent Registered Public Accounting Firm
P.O. Box 880	Jones Day
135 East Tugalo Street	Atlanta, Georgia	Deloitte & Touche LLP
Toccoa, Georgia 30577		Atlanta, Georgia
(706) 886-7571
Requests for Additional Information
Informational inquiries, including requests for a copy of the Company’s most recent annual report on Form 10-K, and any subsequent quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission, should be addressed to the Company's Secretary at the corporate offices listed above.

BRANCH OPERATIONS

SOUTH CAROLINA		MIDDLE GEORGIA

M. Summer Clevenger	Vice President	Jennifer C. Purser	Vice President

Regional Operations Directors		Regional Operations Directors

Nicholas D. Blevins	Gerald D. Rhoden	Janet R. Brownlee	James A. Mahaffey
Lonnie N. Boston III	Gregory A. Shealy	Ronald E. Byerly	Deloris L. O’Neal
Jenna L. Henderson	Louise S. Stokes	Kathryn D. Landry	Harriet H. Welch
Tammy T. Lee

SOUTH GEORGIA		NORTH GEORGIA

Michael E. Shankles	Vice President	Becki B. Lawhon	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Wanda Parham	James D. Blalock	Christian J. Murray
Jeffrey C. Lee	David B. Surrett	Kevin M. Gray	April E. Pelphrey
Sylvia J. McClung	Robert D. Whitlock	Nokie N. Moore	F. Cliff Snyder

ALABAMA		MISSISSIPPI

Jerry W. Hughes	Vice President	Marty B. Miskelly	Vice President

Regional Operations Directors		Regional Operations Directors

M. Peyton Givens	William J. Pridmore	Maurice J. Bize, Jr.	Teresa A. Grantham
Eric S. Hayes	Tanya M. Slaten	Carla A. Eldridge	Rebecca H. Rockette
Tomerria S. Iser	Michael L. Spriggs	Jimmy R. Fairbanks, Jr.
Jonathan M. Kendrick

TENNESSEE		LOUISIANA

Josh C. Nickerson	Vice President	John B. Gray	Vice President

Regional Operations Directors		Regional Operations Directors
Jerry D. Cline	J. Steven Knotts	Sonya L. Acosta	Tabatha A. Green
Brian M. Hill	Angelia M. Stafford	Bryan W. Cook	Anthony B. Seney
Tammy R. Hood	Melissa D. Storck	L. Christopher Deakle

KENTUCKY		VIRGINIA

Chad H. Frederick	Vice President	Richard F. Corirossi	Assistant Vice President

Regional Operations Directors		Regional Operations Directors
Zackary S. Coker	Gary A. Zortman
Daniel C. Powell

TEXAS
Lori A. Sanchez	Vice President

Lauren M. Munoz	Assistant Vice President
Regional Operations Directors

Chadd D. Stewart	Brittany L. Rubio
Rene N. Villescas

HOME OFFICE ADMINISTRATION

Billy Fuller	Senior Vice President – Branch Operations	James P. Smith	Senior Vice President – Branch Operations
Virginia K Palmer	Senior Vice President – Operations Administration	Richard J. Brandt	Senior Vice President – Internal Audit
John E. Copeland	Senior Vice President – Finance	Pat S. Kenny	Senior Vice President – Branch Operations Support
Joshua M. Dilbeck	Vice President – Product Management	Brian D. Lingle	Vice President – Controller
Angela C. Brock	Vice President – Payroll and Compensation	Timothy E. Ott	Vice President – Information Technology Applications
Richard C. Chapman	Vice President – Financial Planning and Analysis	Yogi Shah	Vice President - Information Technology Infrastructure
Valerie Younts	Vice President – Regulatory Counsel	Joe Schuebert	Vice President – Governmental and Regulatory Affairs
Stacey K. Estes	Vice President – Real Estate and Property Management	Kevin M. Morris	Vice President – Regulatory Counsel
Shelby Gober	Vice President - Employee Development	Justin Wiles	Vice President - Project Management
John-Mark Jones	Vice President - Chief Information Security Officer	April G. Whiten	Vice President - Regulatory Strategy Development
C. Huffman Lewis	Vice President - Legislative and Regulatory Affairs

___________________
2024 BEN F. CHEEK, JR. "OFFICE OF THE YEAR"
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

1st FRANKLIN FINANCIAL CORPORATION BRANCH OFFICES

ALABAMA
Adamsville	Brewton	Fort Payne	Moody	Pell City	Talladega
Albertville	Clanton	Gadsden	Moulton	Prattville	Tallassee
Alexander City	Cullman	Hamilton	Muscle Shoals	Robertsdale	Troy
Andalusia	Decatur	Huntsville (2)	Oneonta	Russellville (2)	Trussville
Arab	Dothan	Jackson	Opelika	Saraland	Tuscaloosa
Athens	Enterprise	Jasper	Oxford	Scottsboro	Wetumpka
Bay Minette	Fayette	Mobile	Ozark	Selma
Bessemer	Florence	Montgomery	Pelham	Sylacauga

GEORGIA
Adel	Cartersville	Douglasville	Hawkinsville	Monroe	Thomaston
Albany (2)	Cedartown	Dublin	Hazlehurst	Montezuma	Thomasville
Alma	Chatsworth	East Ellijay	Helena	Monticello	Thomson
Americus	Clarkesville	Eastman	Hinesville (2)	Moultrie	Tifton
Athens (2)	Claxton	Eatonton	Hiram	Nashville	Toccoa
Augusta	Clayton	Elberton	Hogansville	Newnan	Tucker
Bainbridge	Cleveland	Fayetteville	Jackson	Perry	Valdosta
Barnesville	Cochran	Fitzgerald	Jasper	Pooler	Vidalia
Baxley	Columbus (2)	Flowery Branch	Jefferson	Richmond Hill	Villa Rica
Blairsville	Commerce	Forest Park	Jesup	Rome	Warner Robins (2)
Blakely	Conyers	Forsyth	Kennesaw	Royston	Washington
Blue Ridge	Cordele	Fort Valley	LaGrange	Sandersville	Waycross
Bremen	Cornelia	Fort Oglethorpe	Lavonia	Savannah	Waynesboro
Brunswick	Covington	Gainesville	Lawrenceville	Statesboro	Winder
Butler	Cumming	Garden City	Macon (2)	Stockbridge
Cairo	Dahlonega	Georgetown	Madison	Swainsboro
Calhoun	Dalton	Greensboro	Manchester	Sylvania
Canton	Dawson	Griffin	McDonough	Sylvester
Carrollton	Douglas (2)	Hartwell	Milledgeville

KENTUCKY
Burkesville	Harlan	Lexington	Middlesboro	Paducah	Shepherdsville
Cadiz	Hopkinsville	Louisville	Morehead	Richmond	Somerset
Elizabethtown	Jackson	Madisonville	Owensboro	Shelbyville

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Shreveport
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Slidell
Covington	Houma

1st FRANKLIN FINANCIAL CORPORATION BRANCH OFFICES (Continued)
MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Georgetown	Laurens	North Charleston	Summerville
Anderson	Chester	Greenwood	Lexington	North Greenville	Sumter
Batesburg-Leesville	Columbia	Greer	Manning	Orangeburg	Union
Beaufort	Conway	Hartsville	Marion	Rock Hill	Walterboro
Boiling Springs	Dillon	Irmo	Moncks Corner	Seneca	Winnsboro
Camden	Easley	Lake City	Myrtle Beach	Simpsonville	York
Cayce	Florence	Lancaster	Newberry	Spartanburg
Charleston	Gaffney

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Morristown	Sevierville
Bristol	Dayton	Hixson	Lenoir City	Murfreesboro	Springfield
Clarksville	Dickson	Jacksboro	Lexington	Newport	Smyrna
Cleveland	Dyersburg	Jackson	Madisonville	Powell	Tazewell
Columbia	Elizabethton	Johnson City	Maryville	Pulaski	Tullahoma
Cookeville	Fayetteville	Kingsport	Millington	Savannah	Winchester
Cordova	Gallatin	Lafayette

TEXAS
Austin (2)	Houston	Lufkin	Pasadena	San Antonio (3)	Texarkana
Bastrop	Hunstville	Missouri City	Pearland	San Marcos	Victoria
Conroe	Katy	Mount Pleasant	Rosenburg	Temple
Corpus Christi	Longview	New Braunfels

VIRGINIA
Abingdon	Chesapeake (2)	Colonial Heights	Danville	Mechanicsville	Yorktown

1st FRANKLIN FINANCIAL CORPORATION
MISSION STATEMENT:
"Serving communities by offering opportunities to individuals and families through financial services.”
CORE VALUES:
➢    Team: Be Trustworthy
➢    Impact: Be Intentional
➢    People: Be Exceptional
➢    Service: Be Humble