Form 10-Q
period 2025-06-30
1st FRANKLIN FINANCIAL CORP
filed 2025-08-14
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 14, 2025
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the three and six months ended June 30, 2025 is incorporated by reference herein. See Exhibit 13.
Condensed Consolidated Statements of Financial Position (Unaudited): June 30, 2025 and December 31, 2024
Condensed Consolidated Statements of Income (Unaudited): Three and Six Months Ended June 30, 2025 and June 30, 2024
Condensed Consolidated Statements of Comprehensive Income (Unaudited): Three and Six Months Ended June 30, 2025 and June 30, 2024
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited): Three and Six Months Ended June 30, 2025 and June 30, 2024
Condensed Consolidated Statements of Cash Flows (Unaudited): Six Months Ended June 30, 2025 and June 30, 2024
Notes to Unaudited Condensed Consolidated Financial Statements
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the three and six months ended June 30, 2025 is incorporated by reference herein. See Exhibit 13.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three and six months ended June 30, 2025 is incorporated by reference herein. See Exhibit 13.
ITEM 4.    Controls and Procedures:
We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were not effective, because of the material weaknesses in our internal control over financial reporting further described below. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As previously described in the 2024 Annual Report, we have identified certain deficiencies in internal control that we believe rise to the level of material weaknesses. These deficiencies relate to the Company’s conversion to and implementation of a new loan servicing system, which conversion began in June 2024 and has continued into 2025. These material weaknesses include:

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
Remediation Plan
We have initiated a comprehensive remediation plan to remediate the identified material weaknesses described above, which remediation efforts began in the quarter ended March 31, 2025 and have continued into the quarter ending June 30, 2025. Steps within the remediation plan include:

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

Remediation Progress
During the quarter ended June 30, 2025, we continued to implement our remediation plan and made progress toward addressing the identified material weaknesses. The steps taken or underway include:
•Created multiple task forces of internal and external resources that are dedicated to remediating the material weaknesses described above;
•Transitioned all locations to the new loan servicing system;
•Engaged external consultants to assist in working through the high volume of new and unique data output as well as correcting general ledger and transaction code mapping to financial statement accounts.

We continue to evaluate and monitor the design, implementation, and operating effectiveness of these controls. However, the material weaknesses described above have not yet been remediated. Management is committed to remediating the weaknesses as quickly as possible and will continue to devote the necessary resources to achieve this goal.

Changes in Internal Control over Financial Reporting

As of June 30, 2025, all branches have converted to the new loan servicing system to replace the prior platform. The new system was subject to various testing and review procedures before, during and after implementation. As a result, there were certain changes to processes and procedures, which resulted in changes to the Company's internal control over financial reporting. These changes in internal controls were not made in response to any identified financial statement error.

Other than the changes and remediation efforts as described above, there were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 6.    Exhibits:

(a)Exhibits:
10.1
Independent Contractor and Mutual Non-Disclosure Agreement, entered into and effective as of June 1, 2025, by and between the Company and Brian Gyomory (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 2, 2025).

13	Quarterly Report to Investors as of and for the Three and Six Months Ended June 30, 2025.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Virginia C. Herring
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jenna C. Hood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2025

Exhibit 13

1st FRANKLIN FINANCIAL CORPORATION

QUARTERLY REPORT TO INVESTORS
AS OF AND FOR THE
THREE AND SIX MONTHS ENDED
JUNE 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following narrative is Management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “our” or “we”) financial condition and operating results as of and for the three and six months ended June 30, 2025 and 2024. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s 2024 Annual Report. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.
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
The Company:
We are engaged in the consumer finance business, primarily in making consumer installment loans to individuals. Our other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans on real estate. All of our loans are at fixed rates, and contain fixed terms and fixed payments. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income. The Company and its operations are guided by a strategic plan which includes planned growth through strategic geographic expansion of our branch office network. As of June 30, 2025, the Company’s business was operated through 117 branch offices in Georgia, 48 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 24 in Texas, 17 in Kentucky, 7 in Virginia, and 5 in Florida.
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
Financial Condition:
The Company’s total assets increased $35.9 million (3%) to $1,347.6 million at June 30, 2025 compared to $1,311.7 million at December 31, 2024. Increases in our net loan portfolio, cash and cash equivalents, and restricted cash were partially offset by decreases in our investment securities and other assets.

Cash and cash equivalents (excluding restricted cash) increased $2.8 million (8%) at June 30, 2025 while restricted cash increased $4.8 million (55%) compared to December 31, 2024. Restricted cash consists of funds maintained in restricted accounts at the Company's insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. See Note 3, "Investment Securities" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of amounts held in trust. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers.
Gross loan originations increased $123.7 million for the three months ended June 30, 2025, compared to the same period last year. For the six months ended June 30, 2025, originations increased $127.8 million compared to the same period last year. Our net loan portfolio increased $37.0 million to $948.7 million at June 30, 2025 compared to $911.7 million at December 31, 2024. Included in our net loan portfolio is our allowance for credit losses which reflects estimated current expected credit losses in the loan portfolio as of the date of the statement of financial position. Management increased the allowance $0.3 million to $73.7 million at June 30, 2025, compared to $73.4 million at December 31, 2024. See Note 2, “Allowance for Credit Losses,” in the accompanying “Notes to Unaudited Condensed Consolidated Financial Statements” for further discussion of the Company’s allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses inherent in the portfolio as of June 30, 2025; however, unexpected changes in trends or deterioration in economic conditions could result in additional changes in the allowance. Any change in our allowance for credit losses could have a material impact on our results of operations or financial condition in the future.
The Company’s investment securities portfolio decreased $2.0 million compared to the prior year-end. The majority of the decrease was due to a decrease in fair market values. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. This investment portfolio consists mainly of government agency bonds and various municipal bonds. Investment securities have been designated as “available-for-sale” at June 30, 2025 with any unrealized gain or loss accounted for in the equity section of the Company’s consolidated statement of financial position, net of deferred income taxes for those investments held by the insurance subsidiaries as well as the statement of comprehensive income.
Operating lease right-of-use assets decreased $1.2 million (3%) in the six months ended June 30, 2025 mainly due to a decrease in the average remaining lease term at June 30, 2025 compared to December 31, 2024.
Other assets decreased by $5.5 million (9%) compared to the prior year-end. Primary drivers include decreases in due from non-affiliated insurance company of $2.2 million, miscellaneous receivables of $1.2 million, fixed assets of $1.0 million, officers insurance of $0.9 million, loan purchase premium of $0.6 million, and deferred acquisition costs of $0.4 million which were partially offset by an increase in prepaid income taxes of $2.0 million.
The Company's senior debt is comprised of a line of credit from a bank and the Company’s senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at June 30, 2025 was $1,027.9 million compared to $992.5 million at December 31, 2024, representing a increase of $35.4 million (4%). There was an increase of $28.2 million (4%) in commercial paper, an increase of $6.4 million (4%) in the outstanding balance on the bank line of credit, an increase of $0.6 million (2%) in subordinated debentures, and an increase of $0.2 million (less than 1%) in senior demand notes.
Operating lease liabilities decreased $1.2 million (3%) and accrued expenses and other liabilities increased $3.5 million (13%) to $29.9 million at June 30, 2025 compared to $26.5 million at December 31, 2024.
Results of Operations:
During the three and six months ended June 30, 2025, total revenues were $105.4 million and $208.4 million, respectively, compared to $93.7 million and $186.7 million during the same periods a year ago. Year-over-year growth in the Company’s gross loan portfolio resulted in higher interest and finance charge revenue. Increases in the Company's insurance premium and commission revenues of $1.1 million (7%) and $1.6 million (5%), respectively, also resulted in higher revenue for the three and six months ended June 30, 2025. Net income of $1.7 million for the three months ended June 30, 2025, represents a $1.7 million increase compared to the same period last year. Revenue gains were partially offset by an increased provision for credit losses and increased interest expense for the three months ended June 30, 2025. Net income of $5.9 million for the six months ended June 30, 2025, represents a $3.8 million (183%) increase compared to the same period a year ago. Higher interest income and insurance income for the six months ended June 30, 2025 were partially offset by an increase in the provision for credit losses, higher interest expense, personnel expense, and occupancy expense.
Net Interest Income
Net interest income represents the difference between income on earning assets (loans and investments) and the cost of funds on interest bearing liabilities. Our net interest income is affected by the size and mix of our loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on our debt. Net interest income increased $9.7 million (15%) and $18.6 million (15%) during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. An increase in our average daily net loan balances of $58.4 million (7%) during the six months just ended compared to the same period a year ago was offset by increased borrowing costs.
Average daily borrowings increased $94.6 million (10%) during the six months ended June 30, 2025 compared the same period last year. The Company's average borrowing rates were 5.62% and 5.80% during the six month period ended June 30, 2025, and 2024, respectively. Interest expense increased $0.8 million (6%) and $1.7 million (7%) during the three and six months just ended, respectively, compared to the same periods a year ago due to the higher average daily borrowings.
Management projects that, based on historical results and current estimates, average net receivables will grow during the remainder of 2025, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact our net interest income.
Insurance Revenue
Insurance revenues were $1.1 million (7%) and $1.6 million (5%) higher during the three and six months ended June 30, 2025, respectively, compared to the same periods a year ago. Insurance claims and expenses decreased $0.1 million (3%) and $0.5 million (6%) during the three and six months ended June 30, 2025, respectively. compared to the same periods a year ago.
Other Revenue
Other revenue increased $0.1 million (5%) for the three months ended June 30, 2025, compared to the same period last year. The increase for the three months ended June 30, 2025 is primarily due to increased sales of auto club memberships offered to loan customers partially offset by lower service charges. For the six months ended June 30, 2025, other revenue decreased $0.1 million (3%) compared to the same period last year. The decrease for the six months ended June 30, 2025 is mainly due to lower service charges.
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
The provision for credit losses increased $9.9 million (47%) during the three months ended June 30, 2025, compared to the same period last year. For the six months ended June 30, 2025, the provision increased $11.8 million (29%) compared to the same period last year. Net charge-offs increased $8.8 million (46%) and increased $10.9 million (26%) to $27.9 million and $52.3 million during the three and six months ended June 30, 2025, respectively, compared to the same periods last year.
The allowance for credit losses increased by $0.3 million to $73.7 million as of June 30, 2025, compared to $73.4 million at December 31, 2024.
Determining a proper allowance for credit losses is a critical accounting estimate which involves Management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.
The Company utilizes a major rating service provider to assist with estimating the instances of loss and the average severity of losses using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The technique produces a variety of alternative economic scenarios. We consider how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects Management’s best estimate of expected credit losses. For further information regarding the technique, refer to the Critical Accounting Policies section below. In addition, please see Note 2, "Loans" in the accompanying "Notes to Unaudited Condensed Consolidated Financial Statements" for further discussion of estimated credit losses. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in a future period, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Other Operating Expenses
Other operating expenses decreased $0.7 million (1%) and increased $4.7 million (4%) during the three and six months ended June 30, 2025, respectively, compared to the same periods a year ago. Other operating expenses encompass personnel expense, occupancy expense and miscellaneous other expenses.
Personnel expense increased $2.0 million (7%) and $9.5 million (16%) during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. An increase in the number of employees, higher bonus accrual, and salary adjustments for certain team members were the primary reasons for the increase.
Occupancy expenses increased $0.2 million (3%) and $0.3 million (2%) during the three and six months ended June 30, 2025, respectively, compared to the same periods a year ago. Increases in depreciation and amortization expenses and rent expense attributed to the increase in occupancy expenses which were partially offset by a decrease in maintenance and utilities expenses.
Other expenses decreased $2.8 million (16%) and $5.0 million (14%) during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Lower advertising expenses, travel expenses, professional fees, and the amortization of loans purchased at a premium offset by an increase in consulting expenses were the primary factors driving the decrease in other operating expenses during the three and six months ended June 30, 2025 as compared to the same periods in 2024.
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
Effective income tax rate was 45% and 33% during the three and six months ended June 30, 2025, respectively, compared to 101% and 57% during the same periods ended June 30, 2024. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Quantitative and Qualitative Disclosures About Market Risk:
Volatility in market interest rates can impact the Company’s investment portfolio and the interest rates paid on its bank borrowings and debt securities. Changes in interest rates have more impact on the income earned on investments and the Company’s borrowing costs than on interest income earned on loans, as Management does not normally change the rates charged on loans originated solely as a result of changes in the interest rate environment. These exposures are monitored and managed by the Company as an integral part of its overall cash management program. It is Management’s goal to minimize any adverse effect that movements in interest rates may have on the financial condition and operations of the Company. Please refer to the market risk analysis discussion in our 2024 Annual Report for a more detailed analysis of our market risk exposure. There have been no material changes to our market risk during the three and six months ended June 30, 2025.
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
As of June 30, 2025 and December 31, 2024, the Company had $38.7 million and $35.9 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
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
At December 31, 2024, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $142.6 million and $120.7 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2025, without prior approval of the Commissioner of Insurance and Safety Fire, is approximately $49.7 million. On December 12, 2024, Management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of Insurance and Safety Fire did not deny such requests within the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2025. Effective February 1, 2025, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2028. At June 30, 2025, an advance of $30.0 million and accrued interest of $5.6 million on this advance was outstanding on the Parent's credit line with Frandisco Property and Casualty Insurance Company.
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
The Company's continued liquidity is therefore also dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility with BMO Bank, N.A. The credit agreement with BMO Bank, N.A. provides for borrowings or re-borrowings of up to

$300.0 million or 75% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. At June 30, 2025 and December 31, 2024, $158.3 million and $151.9 million, respectively, were outstanding under the credit line. The credit agreement has a commitment termination date of December 6, 2027.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of up to 0.50%, based on the outstanding balance on the credit line. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 3.00%. The interest rate on the credit agreement at June 30, 2025 and December 31, 2024 was 7.32% and 7.52%, respectively.
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

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CASH AND CASH EQUIVALENTS	$38,749,037	$35,930,768

RESTRICTED CASH	13,588,878	8,784,328

LOANS:
Direct Cash Loans	1,148,507,118	1,080,370,655
Real Estate Loans	20,901,751	23,364,743
Sales Finance Contracts	134,480,053	154,677,310
	1,303,888,922	1,258,412,708

Less: Unearned Finance Charges	211,488,267	199,844,507
Unearned Insurance Premiums and Commissions	69,957,017	73,503,536
Allowance for Credit Losses	73,705,272	73,365,842
Net Loans	948,738,366	911,698,823

INVESTMENT SECURITIES:
Available-for-Sale, at fair value	253,938,808	255,966,759

OTHER ASSETS:
Operating Lease Right-of-Use Assets	39,572,565	40,737,215
Other Assets	53,058,054	58,545,177
	92,630,619	99,282,392

TOTAL ASSETS	$1,347,645,708	$1,311,663,070

LIABILITIES AND STOCKHOLDERS' EQUITY
SENIOR DEBT	$996,538,184	$961,693,962
SUBORDINATED DEBT	31,398,791	30,769,476
OPERATING LEASE LIABILITIES	40,873,730	42,026,593
ACCRUED EXPENSES AND OTHER LIABILITIES	29,938,951	26,462,022
Total Liabilities	1,098,749,656	1,060,952,053

STOCKHOLDERS' EQUITY:
Preferred Stock: $100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common Stock
Voting Shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-Voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding	—	—
Accumulated Other Comprehensive Loss	(34,941,547)	(27,222,450)
Retained Earnings	283,667,599	277,763,467
Total Stockholders' Equity	248,896,052	250,711,017

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,347,645,708	$1,311,663,070
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

INTEREST INCOME	$86,899,540	$76,336,195	$172,747,698	$152,431,266
INTEREST EXPENSE	14,124,837	13,282,643	28,097,845	26,378,435
NET INTEREST INCOME	72,774,703	63,053,552	144,649,853	126,052,831

Provision for Credit Losses	31,073,587	21,135,292	52,622,530	40,791,610

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	41,701,116	41,918,260	92,027,323	85,261,221

INSURANCE INCOME
Premiums and Commissions	16,425,990	15,345,572	31,874,247	30,304,622
Insurance Claims and Expenses	3,819,687	3,937,350	7,550,589	8,027,777
Total Net Insurance Income	12,606,303	11,408,222	24,323,658	22,276,845

OTHER REVENUE	2,090,502	1,998,546	3,798,643	3,915,204

OTHER OPERATING EXPENSES
Personnel Expense	32,709,672	30,682,793	69,484,632	59,965,566
Occupancy Expense	5,598,047	5,445,161	11,254,903	10,995,538
Other	14,978,198	17,821,652	30,621,223	35,665,499
Total	53,285,917	53,949,606	111,360,758	106,626,603

INCOME BEFORE INCOME TAXES	3,112,004	1,375,422	8,788,866	4,826,667

Provision for Income Taxes	1,402,748	1,385,007	2,884,734	2,741,086

NET INCOME / (LOSS)	$1,709,256	$(9,585)	$5,904,132	$2,085,581

BASIC AND DILUTED EARNINGS PER SHARE
170,000 Shares Outstanding for All Periods (1,700 voting, 168,300 non-voting)	$10.05	$(0.06)	$34.73	$12.27
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Income / (Loss)	$1,709,256	$(9,585)	$5,904,132	$2,085,581

Other Comprehensive (Loss):
Net changes related to available-for-sale securities
Unrealized (losses)	(4,222,071)	(4,249,262)	(9,768,336)	(9,325,986)
Income tax benefit	886,635	899,858	2,051,351	1,979,290
Net unrealized (losses)	(3,335,436)	(3,349,404)	(7,716,985)	(7,346,696)

Less reclassification of gain to net income	2,112	36,362	2,112	140,706

Total Other Comprehensive (Loss)	(3,337,548)	(3,385,766)	(7,719,097)	(7,487,402)

Total Comprehensive (Loss)	$(1,628,292)	$(3,395,351)	$(1,814,965)	$(5,401,821)
See Notes to Unaudited Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Three Months Ended June 30, 2025:
Balance at March 31, 2025	170,000	$170,000	$281,958,343	$(31,603,999)	$250,524,344
Comprehensive Income:
Net Income	—	—	1,709,256	—
Other Comprehensive Loss	—	—	—	(3,337,548)
Total Comprehensive Loss	—	—	—	—	(1,628,292)
Balance at June 30, 2025	170,000	$170,000	$283,667,599	$(34,941,547)	$248,896,052

Three Months Ended June 30, 2024:
Balance at March 31, 2024	170,000	$170,000	$285,464,005	$(23,057,361)	$262,576,644
Comprehensive Income:
Net Loss	—	—	(9,585)	—
Other Comprehensive Loss	—	—	—	(3,385,767)
Total Comprehensive Loss	—	—	—	—	(3,395,352)
Balance at June 30, 2024	170,000	$170,000	$285,454,420	$(26,443,128)	$259,181,292

Six Months Ended June 30, 2025:
Balance at December 31, 2024	170,000	$170,000	$277,763,467	$(27,222,450)	$250,711,017
Comprehensive Income:
Net Income	—	—	5,904,132	—
Other Comprehensive Loss	—	—	—	(7,719,097)
Total Comprehensive Loss	—	—	—	—	(1,814,965)
Balance at June 30, 2025	170,000	$170,000	$283,667,599	$(34,941,547)	$248,896,052

Six Months Ended June 30, 2024:
Balance at December 31, 2023	170,000	$170,000	$283,368,839	$(18,955,725)	$264,583,114
Comprehensive Income:
Net Income	—	—	2,085,581	—
Other Comprehensive Loss	—	—	—	(7,487,403)
Total Comprehensive Loss	—	—	—	—	(5,401,822)
Balance at June 30, 2024	170,000	$170,000	$285,454,420	$(26,443,128)	$259,181,292
See Notes to Unaudited Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,904,132	$2,085,581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	52,622,530	40,791,610
Depreciation and amortization	4,414,599	4,523,260
Deferred tax provision	100,139	208,634
Net gains due to called redemptions of marketable securities and amortization on securities	(231,027)	(357,622)
Decrease / (Increase) in other assets	4,757,670	(3,298,333)
Increase / (Decrease) in other liabilities	3,476,929	(1,747,922)
Net cash provided by operating activities	71,044,972	42,205,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originated or purchased	(381,939,693)	(293,307,499)
Loan payments	292,277,620	260,588,106
Purchases of securities, available-for-sale	(7,802,033)	(11,283,356)
Redemptions of securities, available-for-sale	290,000	3,360,000
Capital Expenditures	(1,683,121)	(4,580,762)
Proceeds from Sale of Fixed Assets	—	6,000
Net cash (used in) investing activities	(98,857,227)	(45,217,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase / (decrease) in senior demand notes	153,347	(7,224,536)
Advances on credit line	124,152,090	89,274,294
Payments on credit line	(117,719,660)	(100,874,294)
Commercial paper issued	51,039,935	62,855,984
Commercial paper redeemed	(22,801,959)	(36,086,433)
Subordinated debt securities issued	4,697,413	4,282,334
Subordinated debt securities redeemed	(4,086,092)	(3,571,424)
Dividends / distributions	—	—
Net cash provided by financing activities	35,435,074	8,655,925

CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$7,622,819	$5,643,622

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning	44,715,096	34,834,874

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ending	$52,337,915	$40,478,496

Cash paid during the year for -
Interest Paid	$28,134,905	$26,505,230
Income Taxes Paid	—	2,545,200
Non-cash transactions for -
ROU assets and associated liabilities	1,181,118	4,610,510
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
In the opinion of Management of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2025 and December 31, 2024, its consolidated results of operations and comprehensive income for the three and six months ended June 30, 2025 and 2024 and its consolidated cash flows for the six months ended June 30, 2025 and 2024. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
The computation of earnings per share is self-evident from the accompanying Condensed Consolidated Statements of Income (Unaudited). The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Cash and Cash Equivalents	$38,749,037	$35,930,768
Restricted Cash	13,588,878	8,784,328
Total Cash, Cash Equivalents and Restricted Cash	$52,337,915	$44,715,096
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
During the three months ended June 30, 2025 and 2024, the Company recognized interest related revenue of $86.9 million and $76.3 million, respectively, insurance related revenue of $16.4 million and $15.3 million, respectively, and other revenue from contracts with customers of $2.1 million and $2.0 million, respectively. During the six months ended June 30, 2025, and 2024, the Company recognized interest related revenue of $172.7 million and $152.4 million, respectively, insurance related revenue of $31.9 million and $30.3 million, respectively, and other revenues of $3.8 million and $3.9 million, respectively.

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

Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2025	2024

Loans originated or purchased:
Originated	$723,076	$595,302
Purchased	7,330	7,137
Less Non-Cash Reconciling items:
Other Consumer renewed loans (live check and premier)	179,886	145,199
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	168,580	163,933
Loans originated or purchased per Consolidated Statements of Cash Flows:	$381,940	$293,307
Description of Loans
Loans outstanding on the Consolidated Statements of Financial Position include principal, origination fees, premiums, discounts, and in the case of interest-bearing loans, deferred fees, other fees receivable, and accrued interest receivable.
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
The Company’s Gross Balances (in thousands) by loan class as of June 30, 2025 and December 31, 2024:
Gross Balance (in thousands) by Origination Year as of June 30, 2025:

Loan Class	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans: Live Check Loans	$121,053	$72,507	$6,854	$1,285	$181	$44	$201,924
Direct Cash Loans: Premier Loans	—	1,972	1,922	5,463	1,753	325	11,435
Direct Cash Loans: Other Consumer Loans	463,958	342,241	83,012	24,026	8,624	2,304	924,165
Real Estate Loans	—	2,249	—	993	7,777	9,515	20,534
Sales Finance Contracts	28,183	46,077	36,364	17,083	5,680	1,058	134,445
Total	$613,194	$465,046	$128,152	$48,850	$24,015	$13,246	$1,292,503

Gross Balance (in thousands) by Origination year as of December 31, 2024:

Loan Class	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$176,859	$18,932	$3,081	$425	$55	$20	$199,372
Direct Cash Loans: Premier Loans	3,398	3,786	9,563	3,320	492	161	20,720
Direct Cash Loans: Other Consumer Loans	645,179	150,608	40,634	14,853	2,623	1,312	855,209
Real Estate Loans	2,249	4	1,035	8,486	3,607	7,364	22,745
Sales Finance Contracts	63,232	53,598	24,938	9,232	2,361	278	153,639
Total	$890,917	$226,928	$79,251	$36,316	$9,138	$9,135	$1,251,685

The Company’s principal balances (in thousands) on non-accrual loans by loan class are as follows:

Loan Class	June 30, 2025	December 31, 2024

Direct Cash Loans: Live Check Loans	$11,069	$7,815
Direct Cash Loans: Premier Loans	673	1,170
Direct Cash Loans: Other Consumer Loans	37,558	38,895
Real Estate Loans	1,473	1,464
Sales Finance Contracts	4,383	6,741
Total	$55,156	$56,085
Age analysis of principal balances (in thousands) on past due loans, segregated by loan class:

	June 30, 2025
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$6,641	$3,186	$7,884	$17,711
Direct Cash Loans: Premier Loans	240	195	478	913
Direct Cash Loans: Other Consumer Loans	22,559	13,808	23,749	60,116
Real Estate Loans	766	311	1,162	2,239
Sales Finance Contracts	3,722	1,598	2,785	8,105
Total	$33,928	$19,098	$36,058	$89,084

	December 31, 2024
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,812	$3,794	$5,180	$13,786
Direct Cash Loans: Premier Loans	768	416	759	1,943
Direct Cash Loans: Other Consumer Loans	31,154	17,363	25,229	73,746
Real Estate Loans	1,213	299	1,308	2,820
Sales Finance Contracts	6,140	3,298	3,801	13,239
Total	$44,087	$25,170	$36,277	$105,534

While aging analysis is a primary credit quality indicator, we also consider loans in non-accrual status, loan modifications to borrowers experiencing financial difficulty, the ratio of bankrupt accounts to the total loan portfolio, and economic factors in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses.

The ratio of bankrupt accounts to total principal loan balances outstanding was 1.41% at June 30, 2025, compared to 1.38% at December 31, 2024.

The following table presents the principal balance (in thousands) in each segment in the portfolio as of June 30, 2025 based on year of origination:

Payment Performance by Origination Year (in thousands)
	2025(1)	2024	2023	2022	2020	Prior	Total Principal Balance
Direct Cash Loans: Live Check Loans
Performing	$117,697	$65,171	$6,292	$1,178	$149	$40	$190,527
Nonperforming	3,356	7,336	562	107	32	4	11,397
	$121,053	$72,507	$6,854	$1,285	$181	$44	$201,924
Direct Cash Loans: Premier Loans
Performing	$—	$1,857	$1,821	$5,145	$1,621	$293	$10,737
Nonperforming	—	115	101	318	132	32	698
	$—	$1,972	$1,922	$5,463	$1,753	$325	$11,435
Direct Cash Loans: Other Consumer Loans
Performing	$457,930	$319,578	$77,084	$21,842	$7,595	$1,919	$885,948
Nonperforming	6,028	22,663	5,928	2,184	1,029	385	38,217
	$463,958	$342,241	$83,012	$24,026	$8,624	$2,304	$924,165
Real Estate Loans:
Performing	$—	$2,249	$—	$881	$7,162	$8,656	$18,948
Nonperforming	—	—	—	112	615	859	1,586
	$—	$2,249	$—	$993	$7,777	$9,515	$20,534
Sales Finance Contracts:
Performing	$28,056	$44,741	$34,930	$16,138	$5,215	$923	$130,003
Nonperforming	127	1,336	1,434	945	465	135	4,442
	$28,183	$46,077	$36,364	$17,083	$5,680	$1,058	$134,445
(1)Includes loans originated during the six months ended June 30, 2025.

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

The information relating to modifications made to borrowers experiencing financial difficulty (in thousands, except for %) for the period indicated are as follows:

	Three Months Ended June 30, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1	—%	$351	0.2%	$19	—%	$—	—%	$302	0.2%
Direct Cash Loans: Premier Loans	14	0.1%	22	0.2%	—	—%	—	—%	38	0.4%
Direct Cash Loans: Other Consumer Loans	231	—%	4,054	0.5%	707	0.1%	16	—%	8,565	1.1%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	11	—%	429	0.4%	80	0.1%	—	—%	985	0.9%
Total	$257	—%	$4,856	0.4%	$806	0.1%	$16	—%	$9,890	0.9%

	Three Months Ended June 30, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,185	3.4%	$379	1.1%	$538	1.5%	$472	1.3%	$391	1.1%
Direct Cash Loans: Premier Loans	143	1.6%	204	2.2%	139	1.5%	170	1.9%	168	1.8%
Direct Cash Loans: Other Consumer Loans	3,976	2.0%	3,949	2.0%	2,660	1.3%	7,319	3.7%	4,685	2.4%
Real Estate Loans	53	0.8%	—	—%	—	—%	—	—%	9	0.1%
Sales Finance Contracts	228	0.5%	234	0.5%	414	1.0%	1,103	2.6%	130	0.3%
Total	$5,585	1.9%	$4,766	1.6%	$3,751	1.3%	$9,064	3.1%	$5,383	1.8%

	Six Months Ended June 30, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$168	0.1%	$569	0.3%	$108	0.1%	$—	—%	$493	0.3%
Direct Cash Loans: Premier Loans	28	0.3%	64	0.6%	46	0.4%	—	—%	97	0.9%
Direct Cash Loans: Other Consumer Loans	1,144	0.1%	6,454	0.8%	1,685	0.2%	32	—%	13,621	1.7%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	145	0.1%	646	0.6%	221	0.2%	—	—%	1,707	1.6%
Total	$1,485	0.1%	$7,733	0.7%	$2,060	0.2%	$32	—%	$15,918	1.4%

	Six Months Ended June 30, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$2,440	3.5%	$933	1.3%	$1,156	1.7%	$1,002	1.4%	$715	1.0%
Direct Cash Loans: Premier Loans	299	1.6%	467	2.6%	239	1.3%	434	2.4%	389	2.1%
Direct Cash Loans: Other Consumer Loans	7,661	1.9%	8,101	2.0%	5,053	1.3%	14,544	3.7%	9,101	2.3%
Real Estate Loans	104	0.8%	—	—%	—	—%	—	—%	9	0.1%
Sales Finance Contracts	446	0.5%	497	0.6%	866	1.0%	2,878	3.3%	253	0.3%
Total	$10,950	2.0%	$9,998	1.9%	$7,314	1.4%	$18,858	3.2%	$10,467	1.8%

The financial effects of the modifications made to borrowers experiencing financial difficulty.

As of and for the three months ended June 30, 2025
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans < $0.1 million
	Premier Loans	No Financial Effect
	Other Consumer Loans	Reduced the gross balance of the loans $0.3 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 29.0% to 22.9%
	Premier Loans	Reduced the weighted-average contractual interest rate from 21.1% to 14.6%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.4% to 20.8%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.5% to 13.1%
Term Extension	Live Check Loans	Added a weighted average 11 months to the term
	Premier Loans	Added a weighted average 26 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 24 months to the term

As of and for the three months ended June 30, 2024
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans < $0.1 million
	Premier Loans	Reduced the gross balance of the loans < $0.1 million
	Other Consumer Loans	Reduced the gross balance of the loans $0.6 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.1 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.6% to 16.0%
	Premier Loans	Reduced the weighted-average contractual interest rate from 19.9% to 14.5%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.0% to 18.5%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 20.3% to 8.9%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.5% to 14.0%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 23 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	Added a weighted average 55 months to the term
	Sales Finance Contracts	Added a weighted average 19 months to the term

As of and for the six months ended June 30, 2025
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans < $0.1 million
	Premier Loans	Reduced the gross balance of the loans < $0.1 million
	Other Consumer Loans	Reduced the gross balance of the loans $0.4 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 29.0% to 22.9%
	Premier Loans	Reduced the weighted-average contractual interest rate from 21.1% to 14.6%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.4% to 20.7%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.6% to 12.9%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 23 months to the term
	Other Consumer Loans	Added a weighted average 17 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 24 months to the term

As of and for the six months ended June 30, 2024
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.1 million
	Premier Loans	Reduced the gross balance of the loans < $0.1 million
	Other Consumer Loans	Reduced the gross balance of the loans $1.1 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.2 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.6% to 16.3%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.2% to 15.1%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.0% to 18.7%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 19.3% to 8.5%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.4% to 15.0%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 22 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 19 months to the term

The aging for loans that were modified for borrowers experiencing financial difficulty in the past 12 months (in thousands):

	June 30, 2025

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$1,781	$281	$255	$2,317
Direct Cash Loans: Premier Loans	683	82	93	858
Direct Cash Loans: Other Consumer Loans	32,309	4,160	3,112	39,581
Real Estate Loans	—	3	—	3
Sales Finance Contracts	3,899	519	333	4,751
Total	$38,672	$5,045	$3,793	$47,510

	June 30, 2024

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$5,233	$826	$944	$7,003
Direct Cash Loans: Premier Loans	3,640	407	356	4,403
Direct Cash Loans: Other Consumer Loans	59,845	8,601	6,543	74,989
Real Estate Loans	275	26	195	496
Sales Finance Contracts	8,259	1,233	886	10,378
Total	$77,252	$11,093	$8,924	$97,269

Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off (in thousands):

	Three Months Ended June 30, 2025
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$81	$45	$12	$77	$45
Direct Cash Loans: Premier Loans	8	21	7	40	6
Direct Cash Loans: Other Consumer Loans	294	555	184	782	422
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	51	34	23	128	29
Total	$434	$655	$226	$1,027	$502

	Three Months Ended June 30, 2024
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$710	$91	$345	$116	$104
Direct Cash Loans: Premier Loans	87	47	78	58	50
Direct Cash Loans: Other Consumer Loans	1,702	526	1,029	1,094	769
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	108	79	153	236	37
Total	$2,607	$743	$1,605	$1,504	$960

	Six Months Ended June 30, 2025
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$302	$79	$56	$151	$79
Direct Cash Loans: Premier Loans	13	39	19	61	20
Direct Cash Loans: Other Consumer Loans	957	882	481	1,416	840
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	98	43	67	162	37
Total	$1,370	$1,043	$623	$1,790	$976

	Six Months Ended June 30, 2024
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,512	$130	$703	$187	$174
Direct Cash Loans: Premier Loans	163	54	117	62	139
Direct Cash Loans: Other Consumer Loans	3,099	745	2,003	1,423	1,192
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	175	84	185	314	62
Total	$4,949	$1,013	$3,008	$1,986	$1,567
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
Management ceases accruing finance charges on loans that meet the Company’s non-accrual policy based on delinquency rules, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are then only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when delinquency on a precomputed loan is less than two payments and when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans that met the non-accrual policy still accruing interest at June 30, 2025 or December 31, 2024.
The allowance for credit losses increased by $0.3 million to $73.7 million as of June 30, 2025, compared to $73.4 million at December 31, 2024.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at June 30, 2025 and December 31, 2024; however, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.

Gross charge offs (in thousands) by origination year are as follows:

	Three Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans: Live Check Loans	$91	$11,309	$795	$143	$26	$36	12,400
Direct Cash Loans: Premier Loans	—	60	94	204	85	20	463
Direct Cash Loans: Other Consumer Loans	118	14,068	3,797	1,141	515	316	19,955
Real Estate Loans	—	6	—	—	—	—	6
Sales Finance Contracts	—	926	949	635	254	90	2,854
Total	$209	$26,369	$5,635	$2,123	$880	$462	$35,678

	Three Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$83	$5,315	$792	$97	$17	$14	$6,318
Direct Cash Loans: Premier Loans	—	154	628	233	24	13	1,052
Direct Cash Loans: Other Consumer Loans	210	11,324	3,475	1,059	225	202	16,495
Real Estate Loans	—	—	—	—	—	2	2
Sales Finance Contracts	19	1,059	859	380	213	40	2,570
Total	$312	$17,852	$5,754	$1,769	$479	$271	$26,437

	Six Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans: Live Check Loans	$96	$16,048	$2,359	$357	$63	$57	18,980
Direct Cash Loans: Premier Loans	—	109	166	480	275	79	1,109
Direct Cash Loans: Other Consumer Loans	124	25,660	10,309	2,919	1,218	550	40,780
Real Estate Loans	—	12	—	—	—	—	12
Sales Finance Contracts	—	1,764	2,108	1,372	539	220	6,003
Total	$220	$43,593	$14,942	$5,128	$2,095	$906	$66,884

	Six Months Ended June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$97	$11,492	$2,140	$256	$41	$33	14,059
Direct Cash Loans: Premier Loans	—	269	1,395	569	92	31	2,356
Direct Cash Loans: Other Consumer Loans	222	21,459	8,666	2,536	566	490	33,939
Real Estate Loans	—	—	—	—	—	2	2
Sales Finance Contracts	19	2,088	2,055	975	514	91	5,742
Total	$338	$35,308	$14,256	$4,336	$1,213	$647	$56,098

Segmentation of the portfolio began with the adoption of ASC Topic 326 on January 1, 2020. The following table provides additional information on our allowance for credit losses (in thousands) based on a collective evaluation.

	Three Months Ended June 30, 2025
	Direct Cash: Live Check Loans	Direct Cash: Premier Loans	Direct Cash: Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Ending Balance 3/31/2025	$10,163	$596	$50,605	$1,416	$7,704	$70,484
Provision for Credit Losses	11,571	(17)	17,426	31	2,063	$31,074
Charge-offs	(12,400)	(463)	(19,955)	(6)	(2,854)	$(35,678)
Recoveries	1,499	341	5,296	1	688	$7,825
Ending Balance 6/30/2025	$10,833	$457	$53,372	$1,442	$7,601	$73,705

	Three Months Ended June 30, 2024
	Direct Cash: Live Check Loans	Direct Cash: Premier Loans	Direct Cash: Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Ending Balance 3/31/2024	$9,277	$1,859	$46,662	$2,095	$8,867	$68,760
Provision for Credit Losses	4,596	245	14,253	(175)	2,216	21,135
Charge-offs	(6,320)	(1,054)	(16,525)	—	(2,571)	(26,470)
Recoveries	1,609	426	4,743	1	598	7,377
Ending Balance 6/30/2024	$9,162	$1,476	$49,133	$1,921	$9,110	$70,802

	Six Months Ended June 30, 2025
	Live Checks	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2024	$11,571	$857	$50,943	$1,616	$8,379	$73,366
Provision for Credit Losses	15,231	(8)	33,723	(164)	3,841	$52,623
Charge-offs	(18,980)	(1,109)	(40,780)	(12)	(6,003)	$(66,884)
Recoveries	3,011	717	9,486	2	1,384	$14,600
Ending Balance 6/30/2025	$10,833	$457	$53,372	$1,442	$7,601	$73,705

	Six Months Ended June 30, 2024
	Live Checks	Premier Loans	Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2023	$9,832	$2,510	$47,282	$2,488	$9,250	$71,362
Provision for Credit Losses	10,086	508	26,384	(571)	4,385	40,792
Charge-offs	(14,057)	(2,357)	(33,969)	(2)	(5,748)	(56,133)
Recoveries	3,301	815	9,436	6	1,223	14,781
Ending Balance 6/30/2024	$9,162	$1,476	$49,133	$1,921	$9,110	$70,802

Note 3 – Investment Securities
Investment Securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-Sale
Obligations of states and political subdivisions	$298,169	$253,939	$290,425	$255,967
Total	$298,169	$253,939	$290,425	$255,967
Gross unrealized losses on investment securities totaled $44.6 million and $35.1 million at June 30, 2025 and December 31, 2024, respectively. The following table provides an analysis of investment securities in an unrealized loss position (in thousands) for which an allowance for credit losses is unnecessary as of June 30, 2025 and December 31, 2024:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$103,686	$(6,950)	$127,513	$(37,644)	$231,199	$(44,594)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$97,056	$(2,934)	$125,068	$(32,208)	$222,124	$(35,142)

The previous two tables represent 260 and 244 investments held by the Company at June 30, 2025 and December 31, 2024, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of June 30, 2025 and December 31, 2024.
No investment securities were sold during the six-month period ended June 30, 2025. Proceeds from redemption of investments due the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $0.3 million with no net gains as of June 30, 2025.
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
The Company’s insurance subsidiaries internally designate certain investments as restricted to cover their policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with the Company's property and casualty insurance company subsidiary (“Frandisco P&C”). These trusts held $51.0 million and $48.2 million in available-for-sale investment securities at market value at June 30, 2025 and December 31, 2024, respectively. US Bank also serves as trustee under trust agreements with the Company's life insurance company subsidiary ("Frandisco Life"). At June 30, 2025, these trusts held $32.4 million in available-for-sale investment securities at market value compared to $33.1 million at December 31, 2024. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.
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
Obligations of State and Political Subdivisions: Management has designated the Company's investment securities held in the Company's investment portfolio at June 30, 2025 and December 31, 2024 as being available-for-sale. The investment portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the consolidated statements of comprehensive income (loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method; therefore, Marketable Debt Securities are classified as a Level 2 financial asset.
Corporate Securities: The Company estimates the fair value of corporate securities with readily determinable fair values based on quoted prices observed in active markets; therefore, these investments are classified as a Level 1 financial asset.
Senior Debt Securities: The $996.5 million carrying value of the Company's senior debt securities approximates fair value due to the relatively short period of time between the origination of the instruments and their expected payment. Senior debt securities are classified as a Level 2 financial liability.
Subordinated Debt Securities: The $31.4 million carrying value of the Company's subordinated debt securities approximates fair value due to the re-pricing frequency of the securities. Subordinated debt securities are classified as a Level 2 financial liability.
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
Assets measured at fair value (in thousands) as of June 30, 2025 and December 31, 2024 were available-for-sale investment securities which are summarized below:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2025	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Obligations of states and political subdivisions	253,939	—	253,939	—
Total	$253,939	$—	$253,939	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2024	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Obligations of states and political subdivisions	255,967	—	255,967	—
Total	$255,967	$—	$255,967	$—

Note 5 – Leases
The Company's operations are carried on in locations which are occupied under operating lease agreements. These lease agreements are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the three and six months ended June 30, 2025 were $2.4 million and $4.7 million, respectively, compared to $2.2 million and $4.5 million, respectively, for the same periods in the prior year. The Company’s lease maturities schedules as of June 30, 2025 and June 30, 2024 are presented in the tables that follow.
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
Remaining lease terms range from 1 to 12 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments made in applying the requirements of ASC Topic 842. Operating leases with a term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets and operating lease liabilities were $39.6 million and $40.9 million at June 30, 2025, respectively, and $42.7 million and $44.0 million at June 30, 2024, respectively. At December 31, 2024 the operating lease ROU assets and operating liabilities were $40.7 million and $42.0 million, respectively.
The table below summarizes our lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025

Operating lease expense	$2,363,725	$4,696,818
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,359,412	4,685,032
Weighted-average remaining lease term – operating leases	6.59 years
Weighted-average discount rate – operating leases	6.12%

Lease maturity schedule as of June 30, 2025:	Amount
Remainder of 2025	$4,743,213
2026	8,846,309
2027	7,962,379
2028	7,057,713
2029	5,650,575
2030 and beyond	15,548,195
Total	49,808,384
Less: Discount	(8,934,654)
Present Value of Lease Liability	$40,873,730

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Operating lease expense	$2,295,477	$4,610,510
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,237,265	4,525,864
Weighted-average remaining lease term – operating leases	6.82 years
Weighted-average discount rate – operating leases	5.71%

Lease maturity schedule as of June 30, 2024:	Amount
Remainder of 2024	$4,596,789
2025	9,049,476
2026	8,369,055
2027	7,463,056
2028	6,533,362
2029 and beyond	17,222,381
Total	53,234,119
Less: Discount	(9,260,219)
Present Value of Lease Liability	$43,973,900
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

Effective income tax rate was 45% and 33% during the three and six months ended June 30, 2025, respectively, compared to 101% and 57% during the same periods ended June 30, 2024. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – Debt
Senior Debt
The Company is party to a credit agreement with BMO Bank, N.A. The credit agreement provides for borrowings or re-borrrowings of up to $300.0 million or 75% of the Company’s net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. Available borrowings under the credit agreement were $141.7 million and $148.1 million at June 30, 2025 and December 31, 2024, at interest rates of 7.32% and 7.52%, respectively. Outstanding borrowings on the credit line were $158.3 million and $151.9 million at June 30, 2025 and December 31, 2024, respectively. The credit agreement contains covenants customary for financing transactions of this type. Required monthly reports include the Company's performance on its covenants. The credit agreement has a commitment termination date of December 6, 2027.

Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of 0.50%, based on the outstanding balance of the credit line. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 3.00%. The interest rate on the credit agreement at June 30, 2025 and December 31, 2024 was 7.32% and 7.52%, respectively.
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
Commercial paper is issued by the Company only to qualified investors, in amounts in excess of $50,000, with maturities of less than 260 days and at interest rates that the Company believes are competitive in its market. Additional data related to the Company's senior debt is as follows (in thousands, except % data):

As of June 30, 2025	Weighted Average Interest Rate	Average Amount Outstanding During Period

Bank Borrowings	7.32%	$132,078
Senior Demand Notes	1.88	90,779
Commercial Paper	5.82	732,126

As of December 31, 2024	Weighted Average Interest Rate	Average Amount Outstanding During Year

Bank Borrowings	7.52%	$111,916
Senior Demand Notes	1.90	95,809
Commercial Paper	5.96	685,772

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
Additional data related to the Company's subordinated debt is as follows (in thousands, except % data):

As of June 30, 2025	Weighted Average Interest Rate	Average Amount Outstanding During Period

	4.95%	$33,607

As of December 31, 2024	Weighted Average Interest Rate	Average Amount Outstanding During Year

	5.04%	$31,597

Note 9 – Related Party Transactions
The Company leased a portion of its properties from certain officers or stockholders (see Note 5). The remaining payments under the leases were $451,200 at June 30, 2025.
The Company engages from time to time in transactions with related parties. The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.4 million at June 30, 2025.
The Company also has a loan for premium payments to a trust of a retired executive officer’s irrevocable life insurance policy. The principal balance on this loan at June 30, 2025 was $0.5 million. Please refer to the disclosure contained in Note 12 “Related Party Transactions” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024 for additional information on related party transactions.
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
In addition, effective December 31, 2024, the Company reorganized into 2 reportable segments, North and South, following a series of entrances into new states of operation. The impact of change of the segments is presented on a retrospective basis for the prior periods presented below. Each segment is managed by a Senior Vice President who directly reports to the Company's Chief Operating Officer, who is the Company's Chief Operating Decision Maker ("CODM"). The Company allocates resources and assesses operational and financial performance to each segment. The Company's CODM is responsible for allocating resources and assessing financial performance.
The Company's net income is the measure used by the CODM in evaluating the segments' profit and loss of each segment. The CODM uses the net income along with the strategy of the organization to assess performance and enable decision making when allocating resources.
As part of the CODM's review and evaluation process for allocating resources, the CODM is provided segment income and expenses.
Below is a performance recap of each of the Company’s segments (in millions) for the three and six months ended June 30, 2025 and June 30, 2024, followed by a reconciliation to consolidated Company data.

Three Months Ended June 30, 2025	North	South	Total
	(In Millions)
Revenues:
Finance Charges Earned	$34	$51	$85
Insurance Income	5	10	15
Other	1	1	2
	40	62	102

Expenses:
Interest Cost	6	9	15
Provision for Loan Losses	12	17	29
Depreciation and Amortization	—	1	1
Other Expense	11	17	28
	29	44	73
Segment Profit	$11	$18	$29

Segment Assets:
Net Receivables	$394	$646	$1,040
Cash	9	5	14
Net Fixed Assets	3	6	9
Other Assets	15	22	37
Total Segment Assets	$421	$679	$1,100

Three Months Ended June 30, 2024	North	South	Total
	(In Millions)
Revenues:
Finance Charges Earned	$28	$45	$73
Insurance Income	5	10	15
Other	1	1	2
	34	56	90

Expenses:
Interest Cost	5	9	14
Provision for Loan Losses	8	11	19
Depreciation and Amortization	—	1	1
Other Expense	5	22	27
	18	43	61
Segment Profit	$16	$13	$29

Segment Assets:
Net Receivables	$358	$605	$963
Cash	1	1	2
Net Fixed Assets	3	7	10
Other Assets	16	26	42
Total Segment Assets	$378	$639	$1,017

Six Months Ended June 30, 2025	North	South	Total
	(In Millions)
Revenues:
Finance Charges Earned	$66	$102	$168
Insurance Income	10	20	30
Other	2	2	4
	78	124	202

Expenses:
Interest Cost	11	19	30
Provision for Loan Losses	23	30	53
Depreciation and Amortization	1	1	2
Other Expense	21	35	56
	56	85	141
Segment Profit	$22	$39	$61
Segment Assets:
Segment Assets:
Net Receivables	$394	$646	$1,040
Cash	9	5	14
Net Fixed Assets	3	6	9
Other Assets	15	22	37
Total Segment Assets	$421	$679	$1,100

Six Months Ended June 30, 2024	North	South	Total
	(In Millions)
Revenues:
Finance Charges Earned	$57	$90	$147
Insurance Income	9	19	28
Other	1	2	3
	67	111	178

Expenses:
Interest Cost	10	18	28
Provision for Loan Losses	17	24	41
Depreciation and Amortization	1	1	2
Other Expense	17	38	55
	45	81	126
Segment Profit	$22	$30	$52

Segment Assets:
Net Receivables	$358	$605	963
Cash	1	1	2
Net Fixed Assets	3	7	10
Other Assets	16	26	42
Total Segment Assets	$378	$639	$1,017

(in millions)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Reconciliation of Revenues:
Total revenues from reportable divisions	$102	$90	$202	$178
Corporate finance charges earned, not allocated to divisions	(1)	—	(1)	—
Corporate investment income earned, not allocated to divisions	3	3	5	5
Timing difference of insurance income allocation to divisions	1	1	2	3
Consolidated Revenues (1)	$105	$94	$208	$186

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Reconciliation of Income Before Taxes:
Profit per division	$29	$29	$61	$52
Corporate earnings not allocated	3	4	7	9
Corporate expenses not allocated	(29)	(32)	(59)	(56)
Consolidated Income Before Income Taxes	$3	$1	$9	$5

(1) Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

BRANCH OPERATIONS

Pat Smith	South Area Senior Vice President	Billy Fuller	North Area Senior Vice President

MIDDLE GEORGIA		SOUTH CAROLINA

Michael J. Whitaker	Vice President	M. Summer Clevenger	Vice President

Regional Operations Directors		Regional Operations Directors
Janet R. Brownlee	Deloris L. O’Neal	Lonnie N. Boston III	Gerald D. Rhoden
Ronald E. Byerly	Jennifer C. Purser	Audrey C. Goode	Gregory A. Shealy
Kathryn D. Landry	Harriet H. Welch	Jenna L. Henderson	Louise S. Stokes
James A. Mahaffey		Tammy T. Lee

SOUTH GEORGIA		NORTH GEORGIA

Michael E. Shankles	Vice President	Becki B. Lawhon	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Wanda Parham	James D. Blalock	Christian J. Murray
Jeffrey C. Lee	David B. Surrett	Kevin M. Gray	April E. Pelphrey
Sylvia J. McClung	Robert D. Whitlock	Nokie N. Moore	F. Cliff Snyder

ALABAMA		TENNESSEE

Jerry W. Hughes	Vice President	Josh C. Nickerson	Vice President

Regional Operations Directors		Regional Operations Directors

M. Peyton Givens	William J. Pridmore	Jerry D. Cline	J. Steven Knotts
Eric S. Hayes	Tanya M. Slaten	Brian M. Hill	Angelia M. Stafford
Tomerria S. Iser	Michael L. Spriggs	Tammy R. Hood	Melissa D. Storck
Jonathan M. Kendrick

MISSISSIPPI		KENTUCKY

Marty B. Miskelly	Vice President	Chad H. Frederick	Vice President

Regional Operations Directors		Regional Operations Directors

Maurice J. Bize, Jr.	Jimmy R. Fairbanks, Jr.	Zackary S. Coker	Gary A. Zortman
Carla A. Eldridge	Teresa A. Grantham	Daniel C. Powell

LOUISIANA		VIRGINIA

John B. Gray	Vice President	Scott T. Milbourn	Assistant Vice President

Regional Operations Directors		Regional Operations Directors

Sonya L. Acosta	Tabatha A. Green
Bryan W. Cook	Anthony B. Seney
L. Christopher Deakle

TEXAS		FLORIDA

Lori A. Sanchez	Vice President	Lori A. Sanchez	Vice President
Lauren M. Munoz	Assistant Vice President

Regional Operations Directors		Regional Operations Directors

Chadd D. Stewart	Brittany L. Rubio
Rene N. Villescas

BRANCH OPERATIONS

ALABAMA
Adamsville	Brewton	Fort Payne	Moody	Pell City	Talladega
Albertville	Clanton	Gadsden	Moulton	Prattville	Tallassee
Alexander City	Cullman	Hamilton	Muscle Shoals	Robertsdale	Troy
Andalusia	Decatur	Huntsville (2)	Oneonta	Russellville (2)	Trussville
Arab	Dothan	Jackson	Opelika	Saraland	Tuscaloosa
Athens	Enterprise	Jasper	Oxford	Scottsboro	Wetumpka
Bay Minette	Fayette	Mobile	Ozark	Selma
Bessemer	Florence	Montgomery	Pelham	Sylacauga

FLORIDA
Blountstown	Marianna	Milton	DeFuniak Springs	Panama City

GEORGIA
Adel	Cartersville	Douglasville	Hawkinsville	Milledgeville	Thomaston
Albany (2)	Cedartown	Dublin	Hazlehurst	Monroe	Thomasville
Alma	Chatsworth	East Ellijay	Helena	Montezuma	Thomson
Americus	Clarkesville	Eastman	Hinesville (2)	Monticello	Tifton
Athens (2)	Claxton	Eatonton	Hiram	Moultrie	Toccoa
Augusta	Clayton	Elberton	Hogansville	Nashville	Tucker
Bainbridge	Cleveland	Fayetteville	Jackson	Newnan	Valdosta
Barnesville	Cochran	Fitzgerald	Jasper	Perry	Vidalia
Baxley	Columbus (2)	Flowery Branch	Jefferson	Pooler	Villa Rica
Blairsville	Commerce	Forest Park	Jesup	Richmond Hill	Warner Robins (2)
Blakely	Conyers	Forsyth	Kennesaw	Rome	Washington
Blue Ridge	Cordele	Fort Valley	Kingsland	Royston	Waycross
Bremen	Cornelia	Ft. Oglethorpe	LaGrange	Sandersville	Waynesboro
Brunswick (2)	Covington	Gainesville	Lavonia	Savannah	Winder
Butler	Cumming	Garden City	Lawrenceville	Statesboro
Cairo	Dahlonega	Georgetown	Macon (2)	Stockbridge
Calhoun	Dalton	Greensboro	Madison	Swainsboro
Canton	Dawson	Griffin	Manchester	Sylvania
Carrollton	Douglas (2)	Hartwell	McDonough	Sylvester

KENTUCKY
Burkesville	Harlan	Lexington	Middlesboro	Paducah	Shepherdsville
Cadiz	Hopkinsville	Louisville	Morehead	Richmond	Somerset
Elizabethtown	Jackson	Madisonville	Owensboro	Shelbyville

BRANCH OPERATIONS
(Continued)

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Slidell
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Shreveport
Covington	Houma

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Gaffney	Lancaster	Newberry	Spartanburg
Anderson	Chester	Georgetown	Laurens	North Charleston	Summerville
Batesburg- Leesvile	Columbia	Greenwood	Lexington	North Greenville	Sumter
Beaufort	Conway	Greer	Manning	Orangeburg	Union
Boling Springs	Dillon	Hartsville	Marion	Rock Hill	Walterboro
Camden	Easley	Irmo	Moncks Corner	Seneca	Winnsboro
Cayce	Florence	Lake City	Myrtle Beach	Simpsonville	York
Charleston

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Murfreesboro	Smyrna
Bristol	Dayton	Hixson	Lenoir City	Newport	Springfield
Clarksville	Dickson	Jacksboro	Lexington	Powell	Tazewell
Cleveland	Dyersburg	Jackson	Madisonville	Pulaski	Tullahoma
Columbia	Elizabethton	Johnson City	Maryville	Savannah	Winchester
Cookeville	Fayetteville	Kingsport	Millington	Sevierville
Cordova	Gallatin	Lafayette	Morristown

TEXAS
Austin (2)	Houston	Longview	New Braunfels	San Antonio (3)	Texarkana
Bastrop	Huntsville	Lufkin	Pasadena	San Marcos	Victoria
Conroe	Katy	Missouri City	Pearland	Temple
Corpus Christi	Lake Jackson	Mount Pleasant	Rosenburg
VIRGINIA
Abingdon	Chesapeake (2)	Colonial Heights	Danville	Mechanicsville	Yorktown

DIRECTORS

Ben F. Cheek, IV
Chairman
1st Franklin Financial Corporation
Ben F. Cheek, III
Chairman Emeritus
1st Franklin Financial Corporation
Virginia C. Herring
Vice Chairman, President and Chief Executive Officer
1st Franklin Financial Corporation

David W. Cheek
Shareholder

A. Roger Guimond, Jr.
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

Ben F. Cheek, IV Chairman

Ben F. Cheek, III Chairman Emeritus

Virginia C. Herring Vice Chairman, President and Chief Executive Officer

Kelly E. Abernathy Executive Vice President and Chief Compliance Officer

Kristin M. Dunn Executive Vice President and Chief Marketing Officer

Jerry J. Harrison, Jr. Executive Vice President and Chief Strategy Officer

Jenna C. Hood Executive Vice President and Chief Financial Officer

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