Form 10-Q
period 2025-09-30
1st FRANKLIN FINANCIAL CORP
filed 2025-11-19
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding November 19, 2025
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,300 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:
The information contained under the following captions in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2025 is incorporated by reference herein. See Exhibit 13.
Condensed Consolidated Statements of Financial Position (Unaudited): September 30, 2025 and December 31, 2024
Condensed Consolidated Statements of Income (Unaudited): Three and Nine Months Ended September 30, 2025 and September 30, 2024
Condensed Consolidated Statements of Comprehensive Income (Unaudited): Three and Nine Months Ended September 30, 2025 and September 30, 2024
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited): Three and Nine Months Ended September 30, 2025 and September 30, 2024
Condensed Consolidated Statements of Cash Flows (Unaudited): Nine Months Ended September 30, 2025 and September 30, 2024
Notes to Condensed Consolidated Financial Statements (Unaudited)
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2025 is incorporated by reference herein. See Exhibit 13.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk:
The information contained under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Quarterly Report to Investors as of and for the three and nine months ended September 30, 2025 is incorporated by reference herein. See Exhibit 13.
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
An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were not effective, because of the material weaknesses in our internal control over financial reporting further described below. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As previously described in the 2024 Annual Report, we have identified certain deficiencies in internal control that we believe rise to the level of material weaknesses. These deficiencies relate to the Company’s conversion to and implementation of a new loan servicing system, which conversion began in June 2024 and continued into 2025. These material weaknesses include:

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
Remediation Plan
We have initiated a comprehensive remediation plan to remediate the identified material weaknesses described above, which remediation efforts began in the quarter ended March 31, 2025 and have continued into the quarter ending September 30, 2025. Steps within the remediation plan include:

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


•Strengthening the oversight of the new loan servicing system implementation and configuration process.
Remediation Progress
During the nine months ended September 30, 2025, we continued to implement our remediation plan and made progress toward addressing the identified material weaknesses. The steps taken or underway include:
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

Changes in Internal Control over Financial Reporting

As of September 30, 2025, all branches have converted to the new loan servicing system to replace the prior platform. The new system was subject to various testing and review procedures before, during and after implementation. As a result, there were certain changes to processes and procedures, which resulted in changes to the Company's internal control over financial reporting. These changes in internal controls were not made in response to any identified financial statement error.

Other than the changes and remediation efforts as described above, there were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

ITEM 3.    Defaults Upon Senior Securities:

The Company is party to a Loan and Security Agreement, dated as of December 6, 2024 (the “credit agreement”), with BMO Bank, N.A. The credit agreement requires the Company to comply with certain covenants, including maintaining, as of the end of each calendar month, a funded debt to adjusted tangible net worth ratio (the “consolidated tangible net worth ratio”) of not more than 3.75 to 1.00.
The Company informed BMO Bank, N.A. that it was not in compliance with the consolidated tangible net worth ratio covenant for each of the three months in the period ended September 30, 2025, each instance of which constituted an event of default under the credit agreement. At September 30, 2025, the Company exceeded the maximum consolidated tangible net worth ratio of 3.75, with a ratio of 3.76. The Company requested and received a waiver of the designated defaults from the bank syndicate. Although the Company believes that it will be in compliance with this covenant for future periods, any failure to comply with such covenant or other covenants under the credit agreement could result in an event of default that would entitle BMO Bank, N.A. to request immediate repayment of the outstanding loan amount.
ITEM 6.    Exhibits:

(a)Exhibits:
13	Quarterly Report to Investors as of and for the Three and Nine Months Ended September 30, 2025.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: November 19, 2025

Exhibit 13

1st FRANKLIN FINANCIAL CORPORATION

QUARTERLY REPORT TO INVESTORS
AS OF AND FOR THE
THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2025

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following narrative is management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “our” or “we”) financial condition and operating results as of and for the three and nine months ended September 30, 2025 and 2024. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s 2024 Annual Report. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.
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
The Company:
We are engaged in the consumer finance business, primarily in making consumer installment loans to individuals. Our other lending-related activities include the purchase of sales finance contracts from various dealers and the making of first and second mortgage real estate loans on real estate. All of our loans are at fixed rates, and contain fixed terms and fixed payments. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income. The Company and its operations are guided by a strategic plan which includes planned growth through strategic geographic expansion of our branch office network. As of September 30, 2025, the Company’s business was operated through 117 branch offices in Georgia, 48 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 24 in Texas, 17 in Kentucky, 7 in Virginia, and 5 in Florida.
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
Financial Condition:
The Company’s total assets increased $97.6 million (7%) to $1,409.3 million at September 30, 2025 compared to $1,311.7 million at December 31, 2024. Increases in our net loan portfolio, cash and cash equivalents, restricted cash, and investment securities were partially offset by decreases in other assets.

Cash and cash equivalents (excluding restricted cash) increased $1.9 million (5%) at September 30, 2025 while restricted cash increased $8.7 million (99%) compared to December 31, 2024. Restricted cash consists of funds maintained in restricted accounts at the Company's insurance subsidiaries in order to comply with certain requirements imposed on insurance companies by the State of Georgia and to meet the reserve requirements of its reinsurance agreements. See Note 3, Investment Securities, in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion of amounts held in trust. Restricted cash also includes escrow deposits held by the Company on behalf of certain mortgage real estate customers.
Gross loan originations increased $116.2 million for the three months ended September 30, 2025, compared to the same period last year. For the nine months ended September 30, 2025, originations increased $243.9 million compared to the same period last year. Our net loan portfolio increased $82.9 million to $994.6 million at September 30, 2025 compared to $911.7 million at December 31, 2024. Included in our net loan portfolio is our allowance for credit losses which reflects estimated current expected credit losses in the loan portfolio as of the date of the Condensed Consolidated Statements of Financial Position. Management increased the allowance $2.1 million to $75.5 million at September 30, 2025, compared to $73.4 million at December 31, 2024. See Note 2, Loans, in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion of the Company’s allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses inherent in the portfolio as of September 30, 2025; however, unexpected changes in trends or deterioration in economic conditions could result in additional changes in the allowance. Any change in our allowance for credit losses could have a material impact on our results of operations or financial condition in the future.
The Company’s investment securities portfolio increased $13.8 million to $269.8 million at September 30, 2025 compared to $256.0 million at December 31, 2024. The majority of the increase was due to an increase in fair market values. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. The investment portfolio consists mainly of government agency bonds and various municipal bonds. Investment securities have been designated as available-for-sale at September 30, 2025 with any unrealized gain or loss accounted for in the equity section of the Company’s Condensed Consolidated Statements of Financial Position, net of deferred income taxes as well as the Condensed Consolidated Statements of Comprehensive Income.
Operating lease right-of-use assets decreased $0.8 million (2%) in the nine months ended September 30, 2025 mainly due to an increase in the weighted-average discount rate at September 30, 2025 compared to December 31, 2024.
Other assets decreased $8.8 million (15%) to $49.7 million at September 30, 2025 compared to $58.5 million at December 31, 2024. Primary drivers include decreases in receivables due from a non-affiliated insurance company of $2.3 million, prepaid expenses of $1.4 million, officers' insurance of $0.9 million, and miscellaneous receivables of $1.2 million.
The Company's senior debt is comprised of a revolving credit facility and senior demand notes and commercial paper debt securities. Our subordinated debt is comprised of the variable rate subordinated debentures sold by the Company. The aggregate amount of senior and subordinated debt outstanding at September 30, 2025 was $1,076.2 million compared to $992.5 million at December 31, 2024, representing a increase of $83.7 million (8%). There was an increase of $37.8 million (5%) in commercial paper, an increase of $49.8 million (33%) in the outstanding balance on the revolving credit facility, and an increase of $0.8 million (3%) in subordinated debentures partially offset by a decrease of $4.7 million (5%) in senior demand notes.
Operating lease liabilities decreased $0.7 million (2%) and accrued expenses and other liabilities increased $1.6 million (6%) to $28.1 million at September 30, 2025 compared to $26.5 million at December 31, 2024.
Results of Operations:
During the three and nine months ended September 30, 2025, total revenues were $111.8 million and $320.2 million, respectively, compared to $96.3 million and $282.9 million during the same periods a year ago. Year-over-year growth in the Company’s gross loan portfolio resulted in higher interest and finance charge revenue. Increases in the Company's insurance premium and commission revenues of $1.6 million (9%) and $3.2 million (7%), respectively, also resulted in higher revenue for the three and nine months ended September 30, 2025. Net income of $6.2 million for the three months ended September 30, 2025, represents a

$6.1 million increase compared to the same period last year. Revenue gains were partially offset by an increased provision for credit losses, increased interest expense and personnel expense for the three months ended September 30, 2025. Net income of $12.1 million for the nine months ended September 30, 2025, represents a $9.9 million (456%) increase compared to the same period a year ago. Higher interest income and insurance income for the nine months ended September 30, 2025 were partially offset by an increase in the provision for credit losses, higher interest expense, and personnel expense.
Net Interest Income
Net interest income represents the difference between income on earning assets and the cost of funds on interest bearing liabilities. Net interest income is affected by the size and mix of the loan and investment portfolios as well as the spread between interest and finance charges earned on the respective assets and interest incurred on debt. Net interest income increased $12.1 million (19%) and $30.7 million (16%) during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Average daily net loan balances increased by $80.4 million (9%) during the nine months just ended compared to the same period a year ago.
Average daily borrowings increased $148.1 million (16%) during the nine months ended September 30, 2025 compared the same period last year. The Company's average borrowing rates were 5.62% and 5.80% during the nine month period ended September 30, 2025, and 2024, respectively. Interest expense increased $1.4 million (10%) and $3.1 million (8%) during the three and nine months just ended, respectively, compared to the same periods a year ago due to the higher average daily borrowings.
Management projects that, based on historical results and current estimates, average net receivables will grow throughout the remainder of 2025, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact net interest income.
Insurance Revenue
Insurance revenues were $1.6 million (9%) and $3.2 million (7%) higher during the three and nine months ended September 30, 2025, respectively, compared to the same periods a year ago. Insurance claims and expenses increased $0.1 million (3%) for the three month period just ended, and there was a decrease of $0.3 million (3%) during the nine month period just ended, as compared to the same periods a year ago.
Other Revenue
Other revenue increased $0.5 million (25%) and $0.4 million (6%) during the three and nine months ended September 30, 2025, respectively, compared to the same periods last year. The increases are primarily due to increased sales of auto club memberships offered to loan customers partially offset by a decrease in service charges.
Provision for Credit Losses
The Company’s provision for credit losses is a charge against earnings to maintain the allowance for credit losses at a level that management estimates is adequate to cover expected losses as of September 30, 2025. See Note 2, Loans, in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion.
The provision for credit losses increased $1.5 million (7%) during the three months ended September 30, 2025, compared to the same period last year. For the nine months ended September 30, 2025, the provision increased $13.3 million (22%) compared to the same period last year. Net charge-offs increased $0.7 million (3%) and increased $11.6 million (19%) to $20.2 million and $72.5 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods last year.
The allowance for credit losses increased by $2.1 million to $75.5 million as of September 30, 2025, compared to $73.4 million at December 31, 2024.
Determining a proper allowance for credit losses is a critical accounting estimate which involves management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates in various locales, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions.

The Company utilizes a major rating service provider to assist with estimating inherent losses and the average severity of losses using the characteristics of the loan portfolio, along with incorporating a reasonable and supportable forecast utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. A variety of alternative economic scenarios are utilized within the calculation. The Company considers how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determines which scenario(s) and specific scenario weights are applied within the estimation.
The allowance for credit losses recorded in the balance sheet reflects management’s best estimate of expected credit losses. For further information regarding the technique, refer to the Critical Accounting Policies section below and Note 2, Loans, in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion of estimated credit losses. Management may determine it is appropriate to increase or decrease the allowance for credit losses in a future period, or actual losses in any period, either of which events could have a material impact on our future results of operations.
Other Operating Expenses
Other operating expenses increased $6.3 million (11%) and increased $11.0 million (7%) during the three and nine months ended September 30, 2025, respectively, compared to the same periods a year ago. Other operating expenses encompass personnel expense, occupancy expense and other expenses.
Personnel expense increased $5.2 million (16%) and $14.7 million (16%) during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. An increase in the number of employees, higher bonus accrual, medical claims, and salary adjustments were the primary reasons for the increase.
Occupancy expenses increased $0.5 million (8%) and $0.7 million (4%) during the three and nine months ended September 30, 2025, respectively, compared to the same periods a year ago. Increases in depreciation and amortization expenses and rent expense attributed to the increase in occupancy expenses which were partially offset by a decrease in maintenance and utilities expenses.
Other expenses increased $0.6 million (3%) and decreased $4.4 million (8%) during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Increases in consulting expenses, recording fees, taxes and license fees, and professional fees were partially offset by decreases in advertising, computer, and postage expenses during the three months ended September 30, 2025 compared to the same period in 2024. The decrease in other expenses during the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily driven by management's concentrated efforts to reduce discretionary spending, particularly related to advertising, postage, and promotional expenses.
Income Taxes
The Company is an S corporation for income tax reporting purposes. Taxable income or loss of an S corporation is passed through to the shareholders of the Company. Accordingly, deferred income tax assets and liabilities have been eliminated and no provision for current and deferred income taxes were made by the Company except for amounts attributable to state income taxes for certain states which do not recognize S corporation status for income tax reporting purposes. Deferred income tax assets and liabilities are recognized and provisions for current and deferred income taxes continue to be recorded by the Company’s subsidiaries as they are not permitted to be treated as S corporations. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.
The effective income tax rate was 20% and 27% during the three and nine months ended September 30, 2025, respectively, compared to 94% and 66% during the same periods ended September 30, 2024. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Quantitative and Qualitative Disclosures About Market Risk:
Volatility in the market can impact the Company’s investment portfolio performance and the interest rates tied to the Company's credit facility and debt securities. Changes in interest rates have more impact on the income earned from investments and the Company’s borrowing costs than on interest income earned on loans, as rates charged on loans are fixed at the time of origination. Market exposures are monitored and managed by the Company as an integral part of its overall cash management program. It is management’s goal to minimize any adverse effect that movements in interest rates may have on the financial condition and operations of the Company. Please refer to the market risk analysis discussion in our 2024 Annual Report for a more detailed analysis of the Company's market risk exposure. There have been no material changes to the Company's market risk during the three and nine months ended September 30, 2025.
Liquidity and Capital Resources:
Liquidity is the ability of the Company to meet its ongoing financial obligations, either through the collection of receivables or by generating additional funds through liability management. The Company's liquidity is therefore dependent on the collection of its receivables, the sale of debt securities and the continued availability of funds under the Company's revolving credit facility.
We continue to monitor and review current economic conditions and the related potential implications on the Company, including with respect to, among other things, changes in credit losses, liquidity, compliance with debt covenants, and customer relationships.
As of September 30, 2025 and December 31, 2024, the Company had $37.9 million and $35.9 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
The Company's available for sale investment portfolio can be converted into cash, if necessary. The Company's wholly owned insurance subsidiaries are regulated by the state of Georgia, which imposes certain restrictions on how the companies operate. Ordinary dividend payments to the Parent company by Frandisco Life Insurance Company are subject to annual limitations and are restricted to the lesser of 10% of policyholder's statutory surplus or the net statutory gain from operations before recognizing realized investment gains of the insurance subsidiary during the prior year. Dividend payments to the Parent company by Frandisco Property and Casualty Insurance Company are subject to annual limitations and are restricted to the lessor of 10% of policyholders' surplus or the net statutory income before recognizing realized investment gains of the insurance subsidiary during the prior two years. Any dividends above these state limitations are termed extraordinary dividends and must be approved in advance by the Georgia Commissioner of Insurance and Safety Fire. The maximum aggregate amount of dividends these subsidiaries could have paid to the Company during 2024, without prior approval of the Georgia Commissioner of Insurance and Safety Fire, was approximately $49.7 million.
At December 31, 2024, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $142.6 million and $120.7 million, respectively. The maximum aggregate amount of dividends these subsidiaries can pay to the Company during 2025, without prior approval of the Commissioner of Insurance and Safety Fire, is approximately $49.7 million. On December 12, 2024, management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of Insurance and Safety Fire did not deny such requests within the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2025. Effective February 1, 2025, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2028. At September 30, 2025, an advance of $30.0 million and accrued interest of $6.4 million on this advance was outstanding on the Parent's credit line with Frandisco Property and Casualty Insurance Company.
Most of the Company's loan portfolio is financed through sales of its various debt securities, which have shorter average maturities than the loan portfolio as a whole. The difference in maturities may adversely affect liquidity if the Company is not able to continue to sell debt securities at interest rates and on terms that are responsive to the demands of the marketplace or maintain sufficient borrowing availability under our credit facility.
The Company's continued liquidity is therefore also dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public. In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility with

BMO Bank, N.A. The credit agreement with BMO Bank, N.A. provides for borrowings or re-borrowings of up to $300.0 million or 75% of the Company's net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations, and all borrowings are secured by the finance receivables of the Company. At September 30, 2025 and December 31, 2024, $201.7 million and $151.9 million, respectively, were outstanding under the credit facility. The credit agreement has a termination date of December 6, 2027.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of up to 0.50%, based on the outstanding balance on the credit facility. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 3.00%. The interest rate on the credit agreement at September 30, 2025 and December 31, 2024 was 7.28% and 7.52%, respectively.
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
The Company informed BMO Bank, N.A. that it was not in compliance with the consolidated tangible net worth ratio covenant for each of the three months in the period ended September 30, 2025, each instance of which constituted an event of default under the credit agreement. At September 30, 2025, the Company exceeded the maximum consolidated tangible net worth ratio of 3.75, with a ratio of 3.76. The Company requested and received a waiver of the designated defaults from the bank syndicate. Although the Company believes that it will be in compliance with this covenant for future periods, any failure to comply with such covenant or other covenants under the credit agreement could result in an event of default that would entitle BMO Bank, N.A. to request immediate repayment of the outstanding loan amount.
Any increase in the Company's allowance for credit losses would not directly affect the Company's liquidity, as adjustments to the allowance have no impact on cash; however, an increase in the actual loss rate may have a material adverse effect on the Company's liquidity. The inability to collect loans could materially impact the Company's future liquidity.
The Company anticipates that its cash and cash equivalents, cash flows from operations, sales of debt securities, available lines of credit, and borrowings under the credit agreement will be sufficient to fund its liquidity needs for the next 12 months and thereafter for the foreseeable future.
Critical Accounting Policies:
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the financial services industry. The Company’s critical accounting and reporting policies include the allowance for credit losses, revenue recognition and insurance claims reserves.
Allowance for Credit Losses
Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover expected credit losses in our loan portfolio. The allowance for credit losses is established based on the determination of expected losses inherent in the loan portfolio as of the reporting date.

The Company uses a Probability of Default (PD) / Loss Given Default (LGD) methodology to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. Historical net finance receivables are tracked over the term of the loan pools to identify the instances of loss (PDs) and the average severity of losses (LGDs). The Company engaged a major rating service provider to assist with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the calculation is origination vintage, remaining contractual term, risk score and state of origination. The allowance for credit loss methodology produces a variety of alternative economic scenarios. The Company considers how macroeconomic or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights to be applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects the Company's best estimate of expected credit losses.
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
Precomputed finance charges are included in the gross balance of certain direct cash loans and sales finance contracts. Precomputed charges are deferred and recognized as income on an accrual basis using the effective interest method. Some other cash loans and real estate loans, which do not have precomputed charges, have income recognized on a simple interest accrual basis. Income is not accrued on any loan that is more than 60 days past due.
Loan fees and origination costs are deferred and recognized as adjustments to the loan yield over the contractual life of the loan.
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
Insurance Claims Reserves
Included in unearned insurance premiums and commissions on the Condensed Consolidated Statements of Financial Position are reserves for incurred but unpaid credit insurance claims for policies written by the Company, as agent for a non-affiliated insurance underwriter, and reinsured by the Company’s wholly-owned insurance subsidiaries. These reserves are established based on generally accepted actuarial methods. Should the Company’s actual reported losses for any given period be materially in excess of the previously estimated amounts, losses could have a material adverse effect on the Company’s results of operations.
Different assumptions in the application of any of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations.
Recent Accounting Pronouncements:
See Note 1, Basis of Presentation, in the accompanying Notes to Condensed Consolidated Financial Statements for a discussion of new accounting standards and the expected impact of accounting standards recently issued but not yet required to be adopted. For pronouncements already adopted, any material impacts on the Company’s condensed consolidated financial statements are discussed in the applicable section(s) of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the accompanying Notes to Condensed Consolidated Financial Statements.

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$37,855,983	$35,930,768

Restricted cash	17,448,605	8,784,328

Loans:
Direct cash loans	1,224,359,971	1,080,370,655
Real estate loans	19,886,295	23,364,743
Sales finance contracts	129,864,984	154,677,310
	1,374,111,250	1,258,412,708

Less: Unearned finance charges	224,433,558	199,844,507
Unearned insurance premiums and commissions	79,568,250	73,503,536
Allowance for credit losses	75,488,548	73,365,842
Loans, net	994,620,894	911,698,823

Investment securities available-for-sale	269,802,425	255,966,759

Other assets:
Operating lease right-of-use assets	39,933,463	40,737,215
Other assets	49,652,616	58,545,177
	89,586,079	99,282,392

Total assets	$1,409,313,986	$1,311,663,070

Liabilities and stockholders' equity
Senior debt	$1,044,612,558	$961,693,962
Subordinated debt	31,586,225	30,769,476
Operating lease liabilities	41,358,351	42,026,593
Accrued expenses and other liabilities	28,085,803	26,462,022
Total liabilities	1,145,642,937	1,060,952,053

Stockholders' equity:
Preferred stock
$100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common stock
Voting shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170,000	170,000
Non-voting Shares; no par value; 198,000 shares authorized; 168,300 shares outstanding	—	—
Accumulated other comprehensive loss	(26,351,685)	(27,222,450)
Retained earnings	289,852,734	277,763,467
Total stockholders' equity	263,671,049	250,711,017

Total liabilities and stockholders' equity	$1,409,313,986	$1,311,663,070
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Interest income	$90,505,130	$77,021,585	$263,252,828	$229,452,851
Interest expense	14,979,057	13,600,021	43,076,902	39,978,456
Net interest income	75,526,073	63,421,564	220,175,926	189,474,395

Provision for credit losses	21,981,644	20,466,944	74,604,174	61,258,554

Net interest income after provision for credit losses	53,544,429	42,954,620	145,571,752	128,215,841

Insurance income
Premiums and commissions	18,889,989	17,299,544	50,764,236	47,604,166
Insurance claims and expenses	4,399,545	4,270,153	11,950,134	12,297,930
Total net insurance income	14,490,444	13,029,391	38,814,102	35,306,236

Other revenue	2,429,552	1,948,710	6,228,195	5,863,914

Other operating expenses
Personnel expense	37,556,226	32,378,486	107,040,858	92,344,052
Occupancy expense	6,041,499	5,586,914	17,296,402	16,582,452
Other	19,097,072	18,468,783	49,718,295	54,134,282
Total	62,694,797	56,434,183	174,055,555	163,060,786

Income before income taxes	7,769,628	1,498,538	16,558,494	6,325,205

Provision for income taxes	1,584,493	1,410,844	4,469,227	4,151,930

Net income	$6,185,135	$87,694	$12,089,267	$2,173,275

Basic and diluted earnings per share
170,000 Shares outstanding for all periods (1,700 voting, 168,300 non-voting)	$36.38	$0.52	$71.11	$12.78
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$6,185,135	$87,694	$12,089,267	$2,173,275

Other comprehensive income / (loss):
Net changes related to available-for-sale securities
Unrealized gain / (losses)	10,873,244	8,987,286	1,104,908	(338,701)
Income tax (expense) / benefit	(2,283,382)	(1,873,826)	(232,031)	105,464
Net unrealized income / (losses)	8,589,862	7,113,460	872,877	(233,237)

Less reclassification of gain to net income	—	67,471	2,112	208,177

Total other comprehensive income / (loss)	8,589,862	7,045,989	870,765	(441,414)

Total comprehensive income	$14,774,997	$7,133,683	$12,960,032	$1,731,861
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Three Months Ended September 30, 2025:
Balance at June 30, 2025	170,000	$170,000	$283,667,599	$(34,941,547)	$248,896,052
Comprehensive income:
Net income	—	—	6,185,135	—
Other comprehensive income	—	—	—	8,589,862
Total comprehensive income	—	—	—	—	14,774,997
Balance at September 30, 2025	170,000	$170,000	$289,852,734	$(26,351,685)	$263,671,049

Three Months Ended September 30, 2024:
Balance at June 30, 2024	170,000	$170,000	$285,454,420	$(26,443,128)	$259,181,292
Comprehensive income:
Net income	—	—	87,694	—
Other comprehensive income	—	—	—	7,045,989
Total comprehensive income	—	—	—	—	7,133,683
Balance at September 30, 2024	170,000	$170,000	$285,542,114	$(19,397,139)	$266,314,975

Nine Months Ended September 30, 2025:
Balance at December 31, 2024	170,000	$170,000	$277,763,467	$(27,222,450)	$250,711,017
Comprehensive income:
Net income	—	—	12,089,267	—
Other comprehensive income	—	—	—	870,765
Total comprehensive income	—	—	—	—	12,960,032
Balance at September 30, 2025	170,000	$170,000	$289,852,734	$(26,351,685)	$263,671,049

Nine Months Ended September 30, 2024:
Balance at December 31, 2023	170,000	$170,000	$283,368,839	$(18,955,725)	$264,583,114
Comprehensive income:
Net income	—	—	2,173,275	—
Other comprehensive loss	—	—	—	(441,414)
Total comprehensive income	—	—	—	—	1,731,861
Balance at September 30, 2024	170,000	$170,000	$285,542,114	$(19,397,139)	$266,314,975
See Notes to Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$12,089,267	$2,173,275
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	74,604,174	61,258,554
Depreciation and amortization	6,753,855	5,829,678
Deferred tax provision	513,083	392,146
Net gains due to called redemptions of marketable securities and amortization on securities	(350,004)	(535,868)
Decrease / (increase) in other assets	5,290,312	(7,219,452)
Increase in other liabilities	1,623,781	1,446,036
Net cash provided by operating activities	100,524,468	63,344,369

Cash flows from investing activities:
Loans originated or purchased	(615,070,730)	(432,062,052)
Loan payments	457,544,485	373,982,386
Purchases of securities, available-for-sale	(12,673,428)	(16,892,183)
Redemptions of securities, available-for-sale	290,000	3,885,000
Capital expenditures	(3,739,408)	(6,078,314)
Proceeds from sale of fixed assets	—	8,831
Net cash (used in) investing activities	(173,649,081)	(77,156,332)

Cash flows from financing activities:
(Decrease) in senior demand notes	(4,751,768)	(7,299,901)
Advances on credit line	203,753,090	128,945,041
Payments on credit line	(153,921,660)	(144,395,041)
Commercial paper issued	85,897,403	91,085,834
Commercial paper redeemed	(48,079,709)	(48,742,577)
Subordinated debt securities issued	5,665,911	6,777,791
Subordinated debt securities redeemed	(4,849,162)	(5,058,078)
Dividends / distributions	—	—
Net cash provided by financing activities	83,714,105	21,313,069

Change in cash, cash equivalents, and restricted cash	$10,589,492	$7,501,106

Cash, cash equivalents and restricted cash, beginning	44,715,096	34,834,874

Cash, cash equivalents and restricted cash, ending	$55,304,588	$42,335,980

Cash paid during the year for -
Interest paid	$42,830,741	$39,895,827
Income taxes paid	3,850,000	3,795,200
Non-cash transactions for -
ROU assets and associated liabilities	4,245,747	6,921,857
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2025 and December 31, 2024, its consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024 and its consolidated cash flows for the nine months ended September 30, 2025 and 2024. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Earnings per share is net income available to shareholders divided by the weighted average number of shares of common stock outstanding during the period. The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	December 31, 2024
Cash and Cash Equivalents	$37,855,983	$35,930,768
Restricted Cash	17,448,605	8,784,328
Total Cash, Cash Equivalents and Restricted Cash	$55,304,588	$44,715,096
The Company categorizes its primary sources of revenue into three categories: (1) interest revenue, (2) insurance revenue and (3) other revenue from contracts with customers.
•Interest revenues are specifically excluded from the scope of ASC Topic 606, “Revenue from Contracts with Customers” (ASC Topic 606), and accounted for under ASC Topic 310, “Receivables”.
•Insurance revenues are subject to industry-specific guidance within the scope of ASC Topic 944, “Financial Services – Insurance”.
•Other revenues primarily relate to commissions earned by the Company on sales of auto club memberships. Auto club commissions are revenue from contracts with customers and are accounted for in accordance with the guidance set forth in ASC Topic 606.
During the three months ended September 30, 2025 and 2024, the Company recognized interest revenue of $90.5 million and $77.0 million, respectively, insurance revenue of $18.9 million and $17.3 million, respectively, and other revenue from contracts with customers of $2.4 million and $1.9 million, respectively. During the nine months ended September 30, 2025, and 2024, the Company recognized interest revenue of $263.3 million and $229.5 million, respectively, insurance revenue of $50.8 million and $47.6 million, respectively, and other revenues of $6.2 million and $5.9 million, respectively.

Recent Accounting Pronouncements:
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, enhancing the transparency and decision usefulness of income tax disclosures. The amendment, among other things, improves transparency of income tax disclosures by requiring more consistent categories and greater disaggregation of information in rate reconciliations, and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The income tax guidance should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” enhancing the disclosures about a company’s expenses. The amendment, among other things, improves these disclosures by requiring disaggregated expense information about a company’s expense types. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoption is permitted. The enhanced expense guidance can be applied on either a prospective (for financial statements issued during reporting periods after the effective date of this ASU) or retrospective (to any or all prior periods presented) basis. The Company is currently evaluating the impact of this update on its consolidated financial statements.
Note 2 – LOANS
The Company’s consumer loans are made to individuals, in relatively small amounts for relatively short period of time. First and second mortgage loans on real estate were historically made in larger amounts and for longer periods of time. The Company also purchases sales finance contracts from various dealers. All loans and sales finance contracts are held for investment.

Loan Renewals
Loan renewals are accounted for in accordance with the applicable guidance in ASC Topic 310-20, “Nonrefundable Fees and Other Costs”. Loan renewals are offered to existing customers and allows customers to borrow additional funds. In evaluating a loan for renewal, in addition to standard underwriting requirements, the Company will take into consideration the customer’s prior payment performance, which we believe to be an indicator of the customer’s future credit performance. If the terms of the loan renewal are as favorable to the Company as the terms for comparable loans to other customers with similar collection risks who are not renewing a loan, the renewal is accounted for as a new loan. The criteria is met if the new loan's effective yield is at least equal to the effective yield for such comparable loans and the modification of the original loan is more than minor. A modification of a loan is more than minor if the present value of the cash flows under the terms of the renewal is at least 10 percent different from the present value of the remaining cash flows under the terms of the original loan. Accordingly, when a renewal is generated, the original loan(s) are extinguished along with the associated unearned finance charges and a new loan is originated. Substantially all renewals include a non-cash component that represents the exchange of the original principal balance for the new principal balance and a cash component for the net proceeds distributed to the customer for the additional amount borrowed. The cash component is presented as outflows from investing activities and the non-cash component is presented as a non-cash investing activity.
Cash, unearned finance charges, origination fees, discounts, premiums, deferred fees, and, in the instance of a loan renewal, the net payoff of the of the renewed loan are included in the loan origination amount. The cash component of the loan origination is included in the Condensed Consolidated Statements of Cash Flows in the Cash Flows from Investing Activities as Loans Originated or Purchased.

Reconciliation of Gross Loans Originated / Acquired to Loans Originated or Purchased in Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2025	2024

Loans originated or purchased:
Originated	$1,159,595	$915,660
Purchased	8,892	8,705
Less Non-Cash Reconciling items:
Other Consumer renewed loans (live check and premier)	282,595	226,821
Other non-cash activity: unearned finance charges, origination fees, discounts, premiums, and deferred fees	270,821	265,482
Loans originated or purchased per Condensed Consolidated Statements of Cash Flows:	$615,071	$432,062
Description of Loans
Loans outstanding on the Condensed Consolidated Statements of Financial Position include principal, origination fees, premiums, discounts, and in the case of interest-bearing loans, deferred fees, other fees receivable, and accrued interest receivable.
Loan performance reporting is based on a loan’s gross balance that includes principal plus origination fees for interest-bearing loans and the total of payments for loans with pre-computed interest.
The allowance for credit losses is based on the underlying financial instrument’s amortized cost basis, with the allowance representing the portion of amortized cost basis the Company does not expect to recover due to credit losses. The following are included in the Company’s amortized cost basis:
•Pre-computed loans: Principal Balance, net of unearned finance charges and unearned insurance1.
•Interest-bearing loans: Principal Balance, net of unearned insurance1.

1 The state of Louisiana classifies certain insurance products as non-refundable. Non-refundable products are not netted against the principal balance for calculation of the amortized cost basis.

Gross loans outstanding as of September 30, 2025 by loan class and origination year (in thousands):

Loan Class	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans: Live Check Loans	$175,618	$41,048	$4,770	$807	$116	$32	$222,391
Direct Cash Loans: Premier Loans	—	1,452	1,338	3,921	1,207	237	8,155
Direct Cash Loans: Other Consumer Loans	656,358	239,018	61,969	18,420	6,602	1,733	984,100
Real Estate Loans	—	2,249	—	976	7,408	8,867	19,500
Sales Finance Contracts	39,032	39,477	29,777	13,952	4,349	714	127,301
Total	$871,008	$323,244	$97,854	$38,076	$19,682	$11,583	$1,361,447

Gross loans outstanding as of December 31, 2024 by loan class and origination year (in thousands):

Loan Class	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$176,859	$18,932	$3,081	$425	$55	$20	$199,372
Direct Cash Loans: Premier Loans	3,398	3,786	9,563	3,320	492	161	20,720
Direct Cash Loans: Other Consumer Loans	645,179	150,608	40,634	14,853	2,623	1,312	855,209
Real Estate Loans	2,249	4	1,035	8,486	3,607	7,364	22,745
Sales Finance Contracts	63,232	53,598	24,938	9,232	2,361	278	153,639
Total	$890,917	$226,928	$79,251	$36,316	$9,138	$9,135	$1,251,685

The Company’s principal balances on non-accrual loans by loan class are as follows (in thousands):

Loan Class	September 30, 2025	December 31, 2024

Direct Cash Loans: Live Check Loans	$14,175	$7,815
Direct Cash Loans: Premier Loans	460	1,170
Direct Cash Loans: Other Consumer Loans	43,372	38,895
Real Estate Loans	1,415	1,464
Sales Finance Contracts	5,227	6,741
Total	$64,649	$56,085
Age analysis of principal balances on past due loans, segregated by loan class (in thousands):

	September 30, 2025
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$7,569	$5,511	$8,664	$21,744
Direct Cash Loans: Premier Loans	239	159	300	698
Direct Cash Loans: Other Consumer Loans	26,288	15,843	27,529	69,660
Real Estate Loans	803	376	1,039	2,218
Sales Finance Contracts	3,658	1,662	3,565	8,885
Total	$38,557	$23,551	$41,097	$103,205

	December 31, 2024
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans: Live Check Loans	$4,812	$3,794	$5,180	$13,786
Direct Cash Loans: Premier Loans	768	416	759	1,943
Direct Cash Loans: Other Consumer Loans	31,154	17,363	25,229	73,746
Real Estate Loans	1,213	299	1,308	2,820
Sales Finance Contracts	6,140	3,298	3,801	13,239
Total	$44,087	$25,170	$36,277	$105,534

While aging analysis is a primary credit quality indicator, we also consider loans in non-accrual status, loan modifications to borrowers experiencing financial difficulty, the ratio of bankrupt accounts to the total loan portfolio, and economic factors in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses.

The ratio of bankrupt accounts to total principal loan balances outstanding was 1.39% at September 30, 2025, compared to 1.38% at December 31, 2024.

The following table presents the principal balance in each segment in the portfolio as of September 30, 2025 based on payment performance by year of origination (in thousands):

Payment Performance by Origination Year
	2025(1)	2024	2023	2022	2020	Prior	Total Principal Balance
Direct Cash Loans: Live Check Loans
Performing	$166,189	$36,342	$4,421	$719	$84	$30	$207,785
Nonperforming	9,429	4,706	349	88	32	2	14,606
	$175,618	$41,048	$4,770	$807	$116	$32	$222,391
Direct Cash Loans: Premier Loans
Performing	$—	$1,383	$1,284	$3,694	$1,101	$216	$7,678
Nonperforming	—	69	54	227	106	21	477
	$—	$1,452	$1,338	$3,921	$1,207	$237	$8,155
Direct Cash Loans: Other Consumer Loans
Performing	$636,146	$222,868	$57,167	$16,625	$5,731	$1,397	$939,934
Nonperforming	20,212	16,150	4,802	1,795	871	336	44,166
	$656,358	$239,018	$61,969	$18,420	$6,602	$1,733	$984,100
Real Estate Loans:
Performing	$—	$2,249	$—	$890	$6,773	$8,060	$17,972
Nonperforming	—	—	—	86	635	807	1,528
	$—	$2,249	$—	$976	$7,408	$8,867	$19,500
Sales Finance Contracts:
Performing	$38,354	$37,903	$28,234	$13,040	$3,890	$593	$122,014
Nonperforming	678	1,574	1,543	912	459	121	5,287
	$39,032	$39,477	$29,777	$13,952	$4,349	$714	$127,301
(1)Includes loans originated during the nine months ended September 30, 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company allows refinancing of delinquent loans on a case-by-case basis for those who satisfy certain eligibility requirements. The eligible customers can include those experiencing temporary hardships, lawsuits, or those who have declared bankruptcy. In most cases, loans eligible for restructuring are between 90 and 180 days past due. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. Refinancing also provides a resolution to temporary financial setbacks for these borrowers and sustain their credit rating.

Legal fees and other direct costs incurred by the Company during a restructuring are expensed when incurred. The effective interest rate for restructured loans is based on the original contractual rate. Modified loans are adjusted to be recorded at the value of expected cash flows to be received in the future. Modifications that lower the principal balance experience a direct charge-off for the difference of the original and modified principal amount. Substantially all of the Company's restructurings relate to term and interest rate concessions. The Company only reduces the principal balance of a loan in the event of a court order.

The information relating to modifications to borrowers experiencing financial difficulty for the period indicated are as follows (in thousands, except for %):

	Three Months Ended September 30, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$306	0.5%	$644	1.2%	$4	—%	$—	—%	$264	0.5%
Direct Cash Loans: Premier Loans	15	0.7%	52	2.5%	3	0.2%	3	0.2%	15	0.7%
Direct Cash Loans: Other Consumer Loans	11,041	4.5%	13,812	5.6%	349	0.1%	—	—%	8,521	3.5%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	233	0.7%	375	1.2%	78	0.2%	—	—%	223	0.7%
Total	$11,595	3.4%	$14,883	4.4%	$434	0.1%	$3	—%	$9,023	2.7%

	Three Months Ended September 30, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$1,106	3.1%	$354	1.0%	$451	1.2%	$531	1.5%	$392	1.1%
Direct Cash Loans: Premier Loans	143	2.1%	161	2.3%	70	1.0%	364	5.2%	188	2.7%
Direct Cash Loans: Other Consumer Loans	4,545	2.2%	5,064	2.5%	2,774	1.3%	8,906	4.3%	5,623	2.7%
Real Estate Loans	—	—%	—	—%	4	0.1%	—	—%	—	—%
Sales Finance Contracts	209	0.5%	200	0.5%	564	1.4%	1,620	4.0%	172	0.4%
Total	$6,003	2.0%	$5,779	2.0%	$3,863	1.3%	$11,421	3.9%	$6,375	2.2%

	Nine Months Ended September 30, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$776	0.5%	$2,206	1.3%	$52	—%	$1	—%	$571	0.3%
Direct Cash Loans: Premier Loans	108	1.8%	309	5.1%	13	0.2%	3	0.1%	67	1.1%
Direct Cash Loans: Other Consumer Loans	22,505	3.0%	34,842	4.7%	1,348	0.2%	27	—%	16,437	2.2%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	1,277	1.3%	1,920	2.0%	275	0.3%	—	—%	863	0.9%
Total	$24,666	2.4%	$39,277	3.9%	$1,688	0.2%	$31	—%	$17,938	1.8%

	Nine Months Ended September 30, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$3,749	3.5%	$1,298	1.2%	$1,665	1.5%	$1,541	1.4%	$1,118	1.0%
Direct Cash Loans: Premier Loans	445	2.1%	613	2.9%	318	1.5%	791	3.8%	575	2.7%
Direct Cash Loans: Other Consumer Loans	12,390	2.0%	13,380	2.2%	8,038	1.3%	23,390	3.8%	14,645	2.4%
Real Estate Loans	104	0.6%	27	0.2%	4	—%	—	—%	9	0.1%
Sales Finance Contracts	666	0.5%	699	0.6%	1,399	1.1%	4,472	3.7%	423	0.3%
Total	$17,354	2.0%	$16,017	1.8%	$11,424	1.3%	$30,194	3.4%	$16,770	1.9%

The financial effects of the modifications to borrowers experiencing financial difficulty for the period indicated are:

As of and for the three months ended September 30, 2025
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans < $0.1 million
	Premier Loans	Reduced the gross balance of the loans < $0.1 million
	Other Consumer Loans	Reduced the gross balance of the loans $0.3 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 29.0% to 21.9%
	Premier Loans	No Financial Effect
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.8% to 21.7%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.6% to 18.2%
Term Extension	Live Check Loans	Added a weighted average 11 months to the term
	Premier Loans	Added a weighted average 18 months to the term
	Other Consumer Loans	Added a weighted average 14 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 15 months to the term

As of and for the three months ended September 30, 2024
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $0.5 million
	Premier Loans	Reduced the gross balance of the loans < $0.1 million
	Other Consumer Loans	Reduced the gross balance of the loans $2.8 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.6 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.5% to 16.5%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.4% to 15.5%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 28.9% to 18.8%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.5% to 14.9%
Term Extension	Live Check Loans	Added a weighted average 10 months to the term
	Premier Loans	Added a weighted average 20 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 19 months to the term

As of and for the nine months ended September 30, 2025
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans < $0.1 million
	Premier Loans	Reduced the gross balance of the loans < $0.1 million
	Other Consumer Loans	Reduced the gross balance of the loans $0.8 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.1 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 28.2% to 19.1%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.8% to 15.0%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.6% to 20.5%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 21.1% to 12.5%
Term Extension	Live Check Loans	Added a weighted average 7 months to the term
	Premier Loans	Added a weighted average 10 months to the term
	Other Consumer Loans	Added a weighted average 11 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 15 months to the term

As of and for the nine months ended September 30, 2024
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Live Check Loans	Reduced the gross balance of the loans $1.7 million
	Premier Loans	Reduced the gross balance of the loans $0.3 million
	Other Consumer Loans	Reduced the gross balance of the loans $8.0 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $1.4 million
Interest Rate Reduction	Live Check Loans	Reduced the weighted-average contractual interest rate from 27.6% to 16.4%
	Premier Loans	Reduced the weighted-average contractual interest rate from 20.2% to 15.3%
	Other Consumer Loans	Reduced the weighted-average contractual interest rate from 29.0% to 18.8%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 19.3% to 8.5%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.6% to 15.1%
Term Extension	Live Check Loans	Added a weighted average 12 months to the term
	Premier Loans	Added a weighted average 21 months to the term
	Other Consumer Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 19 months to the term

Aging of loans modified for borrowers experiencing financial difficulty in the past 12 months are as follows (in thousands):

	September 30, 2025

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$1,730	$417	$560	$2,707
Direct Cash Loans: Premier Loans	369	35	79	483
Direct Cash Loans: Other Consumer Loans	35,303	4,576	3,702	43,581
Real Estate Loans	—	—	—	—
Sales Finance Contracts	2,112	436	469	3,017
Total	$39,514	$5,464	$4,810	$49,788

	September 30, 2024

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans: Live Check Loans	$12,127	$472	$423	$13,022
Direct Cash Loans: Premier Loans	4,734	357	158	5,249
Direct Cash Loans: Other Consumer Loans	72,747	6,709	2,976	82,432
Real Estate Loans	262	29	24	315
Sales Finance Contracts	9,262	734	373	10,369
Total	$99,132	$8,301	$3,954	$111,387

Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off (in thousands):

	Three Months Ended September 30, 2025
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$36	$46	$18	$—	$4
Direct Cash Loans: Premier Loans	—	3	4	—	—
Direct Cash Loans: Other Consumer Loans	153	488	190	—	33
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	18	55	13	—	—
Total	$207	$592	$225	$—	$37

	Three Months Ended September 30, 2024
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$584	$106	$298	$129	$109
Direct Cash Loans: Premier Loans	35	38	22	42	42
Direct Cash Loans: Other Consumer Loans	1,405	532	1,098	1,193	960
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	108	54	99	285	42
Total	$2,132	$730	$1,517	$1,649	$1,153

	Nine Months Ended September 30, 2025
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$338	$125	$74	$151	$83
Direct Cash Loans: Premier Loans	13	42	23	61	20
Direct Cash Loans: Other Consumer Loans	1,110	1,370	671	1,416	873
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	116	98	80	162	37
Total	$1,577	$1,635	$848	$1,790	$1,013

	Nine Months Ended September 30, 2024
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans: Live Check Loans	$2,448	$223	$617	$244	$252
Direct Cash Loans: Premier Loans	239	63	55	101	140
Direct Cash Loans: Other Consumer Loans	4,996	1,155	2,202	2,388	2,014
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	341	87	190	493	109
Total	$8,025	$1,528	$3,064	$3,227	$2,515
Allowance for Credit Losses
The Company uses a Probability of Default (“PD”) / Loss Given Default (“LGD”) methodology to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. We utilized this same technique for the current and prior reporting periods. The Company engaged a major rating service provider to assist with estimating the instances of loss (PDs) and the average severity of losses (LGDs) using the characteristics of our loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Key segmentation in the calculation is origination vintage, remaining contractual term, risk score and state of origination. The allowance for credit loss methodology produces a variety of alternative economic scenarios. The Company considers how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the Condensed Consolidated Statements of Financial Position reflects the Company's best estimate of expected credit losses.
The Company classifies delinquent accounts according to the number of installments past due. Accounts are classified in delinquency categories of 30-59 days, 60-89 days, or 90 or more days past due. When a loan meets the Company’s charge-off policy of 180 days past due, the loan is charged off. There are limited exception situations where a loan may be more than 180 days past due and not charged off - specifically pending insurance transactions and bankruptcy status. The amount charged off is the unpaid balance less the unearned finance charges and the unearned insurance premiums, if applicable.
Management ceases accruing finance charges on loans that are on non-accrual, generally when two payments remain unpaid on precomputed loans or when the interest paid-to-date on an interest-bearing loan is 60 days or more past due. Finance charges are only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Accounts qualify for return to accrual status when delinquency on a precomputed loan is less than two payments and when the interest paid-to-date on an interest-bearing loan is less than 60 days past due. There were no loans classified as non-accrual still accruing interest at September 30, 2025 or December 31, 2024.
The allowance for credit losses increased by $2.1 million to $75.5 million as of September 30, 2025, compared to $73.4 million as of December 31, 2024.
Management believes that the allowance for credit losses, as calculated in accordance with the Company’s current expected credit loss (“CECL”) methodology, is appropriate to cover expected credit losses on loans at September 30, 2025 and December 31, 2024. However, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.
Gross charge offs by origination year are as follows (in thousands):

	Three Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans: Live Check Loans	$2,702	$5,381	$387	$114	$29	$11	8,624
Direct Cash Loans: Premier Loans	—	63	73	182	78	19	415
Direct Cash Loans: Other Consumer Loans	3,915	12,053	2,615	944	403	209	20,139
Real Estate Loans	—	—	—	—	7	—	7
Sales Finance Contracts	95	657	693	387	156	57	2,045
Total	$6,712	$18,154	$3,768	$1,627	$673	$296	$31,230

	Three Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$2,543	$3,352	$479	$85	$18	$14	$6,491
Direct Cash Loans: Premier Loans	26	108	404	208	43	12	801
Direct Cash Loans: Other Consumer Loans	3,812	10,103	2,500	1,067	161	142	17,785
Real Estate Loans	—	—	—	—	—	1	1
Sales Finance Contracts	227	1,097	778	423	140	23	2,688
Total	$6,608	$14,660	$4,161	$1,783	$362	$192	$27,766

	Nine Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans: Live Check Loans	$2,798	$21,431	$2,745	$471	$92	$68	27,605
Direct Cash Loans: Premier Loans	—	173	239	661	352	98	1,523
Direct Cash Loans: Other Consumer Loans	4,038	37,711	12,924	3,863	1,622	760	60,918
Real Estate Loans	—	12	—	—	7	—	19
Sales Finance Contracts	95	2,422	2,800	1,759	695	278	8,049
Total	$6,931	$61,749	$18,708	$6,754	$2,768	$1,204	$98,114

	Nine Months Ended September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans: Live Check Loans	$2,498	$14,845	$2,619	$341	$58	$47	20,408
Direct Cash Loans: Premier Loans	26	378	1,799	776	135	43	3,157
Direct Cash Loans: Other Consumer Loans	3,964	31,558	11,166	3,603	718	628	51,637
Real Estate Loans	—	—	—	—	3	1	4
Sales Finance Contracts	238	3,186	2,833	1,397	654	114	8,422
Total	$6,726	$49,967	$18,417	$6,117	$1,568	$833	$83,628

The following table provides additional information on our allowance for credit losses based on a collective evaluation in accordance with ASC Topic 326, “Financial Instruments - Credit Losses” (in thousands):

	Three Months Ended September 30, 2025
	Direct Cash: Live Check Loans	Direct Cash: Premier Loans	Direct Cash: Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Ending Balance 6/30/2025	$10,833	$457	$53,372	$1,442	$7,601	$73,705
Provision for Credit Losses	7,141	(34)	14,119	(97)	853	$21,982
Charge-offs	(8,624)	(415)	(20,139)	(7)	(2,045)	$(31,230)
Recoveries	1,796	303	8,318	1	614	$11,032
Ending Balance 9/30/2025	$11,146	$311	$55,670	$1,339	$7,023	$75,489

	Three Months Ended September 30, 2024
	Direct Cash: Live Check Loans	Direct Cash: Premier Loans	Direct Cash: Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Ending Balance 6/30/2024	$9,162	$1,476	$49,133	$1,921	$9,110	$70,802
Provision for Credit Losses	5,320	56	13,341	(87)	1,837	20,467
Charge-offs	(6,491)	(801)	(17,785)	(1)	(2,688)	(27,766)
Recoveries	1,570	437	5,636	1	589	8,233
Ending Balance 9/30/2024	$9,561	$1,168	$50,325	$1,834	$8,848	$71,736

	Nine Months Ended September 30, 2025
	Direct Cash: Live Checks	Direct Cash: Premier Loans	Direct Cash: Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2024	$11,571	$857	$50,943	$1,616	$8,379	$73,366
Provision for Credit Losses	22,373	(43)	47,840	(261)	4,695	$74,604
Charge-offs	(27,605)	(1,523)	(60,918)	(19)	(8,049)	$(98,114)
Recoveries	4,807	1,020	17,805	3	1,998	$25,633
Ending Balance 9/30/2025	$11,146	$311	$55,670	$1,339	$7,023	$75,489

	Nine Months Ended September 30, 2024
	Direct Cash: Live Checks	Direct Cash: Premier Loans	Direct Cash: Other Consumer Loans	Real Estate Loans	Sales Finance Contracts	Total
Allowance for Credit Losses:
Balance as of 12/31/2023	$9,832	$2,510	$47,282	$2,488	$9,250	$71,362
Provision for Credit Losses	15,268	563	39,874	(655)	6,209	61,259
Charge-offs	(20,408)	(3,157)	(51,637)	(4)	(8,422)	(83,628)
Recoveries	4,869	1,252	14,806	5	1,811	22,743
Ending Balance 9/30/2024	$9,561	$1,168	$50,325	$1,834	$8,848	$71,736

Note 3 – INVESTMENT SECURITIES
Investment securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Obligations of states and political subdivisions	$303,159	$269,802	$290,425	$255,967
Gross unrealized losses on investment securities totaled $34.4 million and $35.1 million at September 30, 2025 and December 31, 2024, respectively. The following table provides an analysis of investment securities in an unrealized loss position for which an allowance for credit losses is unnecessary as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$61,986	$(2,487)	$146,016	$(31,951)	$208,002	$(34,438)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$97,056	$(2,934)	$125,068	$(32,208)	$222,124	$(35,142)

The previous two tables represent 215 and 244 investments held by the Company at September 30, 2025 and December 31, 2024, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of September 30, 2025 and December 31, 2024.
There were no investment securities sold during the nine-month period ended September 30, 2025. Proceeds from redemption of investments due the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $0.3 million with no net gains as of September 30, 2025.
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
The Company’s insurance subsidiaries internally designate certain investments as restricted to cover policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with the Company's property and casualty insurance company subsidiary (“Frandisco P&C”). These trusts held $56.4 million and $48.2 million in available-for-sale investment securities at market value at September 30, 2025 and December 31, 2024, respectively. US Bank also serves as trustee under trust agreements with the Company's life insurance company subsidiary ("Frandisco Life"). At September 30, 2025, these trusts held $34.6 million in available-for-sale investment securities at market value compared to $33.1 million at

December 31, 2024. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.
Note 4 – FAIR VALUE
Under ASC Topic 820, “Fair Value Measurement”, fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs used to determine the fair value of an asset or liability, with the highest priority given to Level 1, as these are the most transparent or reliable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurements.
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
Obligations of State and Political Subdivisions: Management has designated the Company's investment portfolio as available-for-sale. The portfolio is reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) included in the Condensed Consolidated Statements of Comprehensive Income (Loss). Gains and losses on sales of securities designated as available-for-sale are determined based on the specific identification method; therefore, marketable debt securities are classified as a Level 2 financial asset.
Corporate Securities: The Company estimates the fair value of corporate securities with readily determinable fair values based on quoted prices observed in active markets; therefore, these investments are classified as a Level 1 financial asset.
Senior Debt Securities: The $1,044.6 million carrying value of the Company's senior debt securities approximates fair value due to the relatively short period of time between the origination of the instruments and their expected payment. Senior debt securities are classified as a Level 2 financial liability.
Subordinated Debt Securities: The $31.6 million carrying value of the Company's subordinated debt securities approximates fair value due to the re-pricing frequency of the securities. Subordinated debt securities are classified as a Level 2 financial liability.
The Company is responsible for the valuation process and as part of this process may use data from outside sources to establish fair value. The Company performs due diligence to understand the inputs and how the data was calculated or derived.
The Company employs a market approach in the valuation of its obligations of states, political subdivisions and municipal revenue bonds that are available-for-sale. These investments are valued based on current market quotations provided by independent pricing services selected by management based on the advice of an investment manager. To determine the value of a particular investment, these independent pricing services may use certain information with respect to market transactions in such investment or comparable investments, various relationships observed in the market between investments, quotations from dealers, and pricing metrics and calculated yield measures based on valuation methodologies commonly employed in the market for such investments. Quoted prices are subject to our internal price verification procedures. We validate prices received using a variety of methods including, but not limited, to comparison to other pricing services or corroboration of pricing by reference to independent market data such as a secondary broker. There was no change in this methodology during any period reported.
Assets measured at fair value as of September 30, 2025 and December 31, 2024 were available-for-sale investment securities which are summarized below (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2025	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Obligations of states and political subdivisions	269,802	—	269,802	—
Total	$269,802	$—	$269,802	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2024	Quoted Prices In Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level2)	Significant Unobservable Inputs (Level3)

Obligations of states and political subdivisions	255,967	—	255,967	—
Total	$255,967	$—	$255,967	$—

Note 5 – LEASES
The Company is party to operating lease agreements, which are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the three and nine months ended September 30, 2025 were $2.4 million and $7.1 million, respectively, compared to $2.3 million and $6.8 million, respectively, for the same periods in the prior year.
ROU assets represent the Company’s right to use an underlying asset during the lease term and the operating lease liabilities represent the Company’s obligations for lease payments in accordance with the lease. Recognition of ROU assets and liabilities are recognized at the lease commitment date based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commitment date or the ASC Topic 842 “Leases” adoption date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the Condensed Consolidated Statements of Income.
Remaining lease terms range from 1 to 12 years. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments. Operating leases with a term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets and operating lease liabilities were $39.9 million and $41.4 million at September 30, 2025, respectively, and $42.2 million and $43.5 million at September 30, 2024, respectively. At December 31, 2024 the operating lease ROU assets and operating liabilities were $40.7 million and $42.0 million, respectively.
The Company’s lease maturities as of September 30, 2025 and September 30, 2024 are presented in the tables that follow. The table below summarizes lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025

Operating lease expense	$2,416,598	$7,113,416
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,383,875	7,068,907
Weighted-average remaining lease term – operating leases	6.67 years
Weighted-average discount rate – operating leases	6.23%

Maturity analysis of lease liabilities:
Remainder of 2025	$2,409,746
2026	9,112,721
2027	8,234,992
2028	7,346,453
2029	5,982,114
2030 and beyond	17,629,317
Total	50,715,343
Less: Discount	(9,356,992)
Present Value of Lease Liability	$41,358,351

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Operating lease expense	$2,311,356	$6,921,857
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,291,706	6,817,570
Weighted-average remaining lease term – operating leases	6.79 years
Weighted-average discount rate – operating leases	5.80%

Maturity analysis of lease liabilities:
Remainder of 2024	$2,300,061
2025	9,165,944
2026	8,499,924
2027	7,611,857
2028	6,691,209
2029 and beyond	18,484,824
Total	52,753,819
Less: Discount	(9,281,247)
Present Value of Lease Liability	$43,472,572
Note 6 – COMMITMENTS AND CONTINGENCIES
The Company conducts its lending operations under the provisions of various federal and state laws, regulations, and insurance regulations. Changes in the current regulatory environment, or the interpretation or application of current regulations, could impact our business.
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
Based on current expectations, there are no legal matters, individually or in the aggregate, expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company as of September 30, 2025.
Note 7 – INCOME TAXES
The Company is an S corporation for income tax reporting purposes. The taxable income or loss of an S corporation is passed through to the shareholders of the Company. Accordingly, deferred income tax assets and liabilities have been eliminated and no provisions for current and deferred income taxes were made by the Company except for amounts attributable to state income taxes for certain states, which do not recognize S corporation status for income tax reporting purposes. Deferred income tax assets and liabilities are recognized and provisions for current and deferred income taxes will be made by the Company’s subsidiaries as they are not permitted to be treated as S Corporations. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.

The effective income tax rate was 20% and 27% during the three and nine months ended September 30, 2025, respectively, compared to 94% and 66% during the same periods ended September 30, 2024. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – DEBT
Senior Debt
The Company is party to a credit agreement with BMO Bank, N.A. The credit agreement provides for borrowings up to $300.0 million or 75% of the Company’s net finance receivables (as defined in the credit agreement), whichever is less, subject to certain limitations. All borrowings under the credit agreement are secured by finance receivables of the Company. Available borrowings under the credit agreement were $98.3 million and $148.1 million at September 30, 2025 and December 31, 2024, at interest rates of 7.28% and 7.52%, respectively. Outstanding borrowings on the credit facility were $201.7 million and $151.9 million at September 30, 2025 and December 31, 2024, respectively. The credit agreement contains covenants customary for financing transactions of this type. The Company is required, under the credit agreement, to report on its performance as it relates to the covenants contained therein. The credit agreement has a commitment termination date of December 6, 2027.
The Company informed BMO Bank, N.A. that it was not in compliance with the consolidated tangible net worth ratio covenant for each of the three months in the period ended September 30, 2025, each instance of which constituted an event of default under the credit agreement. At September 30, 2025, the Company exceeded the maximum consolidated tangible net worth ratio of 3.75, with a ratio of 3.76. The Company requested and received a waiver of the designated defaults from the bank syndicate.
Available but unborrowed amounts under the credit agreement are subject to a periodic unused line fee of 0.50%, based on the outstanding balance of the credit line. The interest rate under the credit agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 3.00%. The interest rate on the credit agreement at September 30, 2025 and December 31, 2024 was 7.28% and 7.52%, respectively.
The Company’s Senior Demand Notes are unsecured obligations which are payable on demand. The interest rate payable on any Senior Demand Note is a variable rate, compounded daily, established from time to time by the Company.
Commercial paper is issued by the Company only to qualified investors, in amounts in excess of $50,000, with maturities of less than 260 days and at interest rates the Company believes are competitive in the marketplace. Additional data related to the Company's senior debt is as follows (in thousands, except % data):

As of September 30, 2025	Weighted Average Interest Rate	Average Amount Outstanding During Period

Bank Borrowings	7.32%	$149,751
Senior Demand Notes	1.89	90,621
Commercial Paper	5.76	738,386

As of December 31, 2024	Weighted Average Interest Rate	Average Amount Outstanding During Year

Bank Borrowings	7.52%	$111,916
Senior Demand Notes	1.90	95,809
Commercial Paper	5.96	685,772

Subordinated Debt
The payment of the principal and interest on the Company’s subordinated debt is subordinate and junior to all unsubordinated indebtedness of the Company.
Subordinated debt consists of variable rate subordinated debentures issued by the Company, and which mature four years after the date of issue The maturity date is automatically extended for an additional four years term unless the holder or the Company redeems the debenture on its original maturity date or within any applicable grace period thereafter. The debentures are offered and sold in various minimum purchase amounts with varying interest rates with interest adjustment periods for each respective minimum purchase amount. Interest rates on the debentures automatically adjust at the end of each adjustment period. The debentures may also be redeemed by the holder at the applicable interest adjustment date or within any applicable grace period thereafter without penalty.
Redemptions at any other time are at the discretion of the Company and subject to a penalty. The Company may redeem the debentures for a price equal to 100% of the principal plus accrued but unpaid interest upon 30 days’ notice to the holder.
Additional data related to the Company's subordinated debt is as follows (in thousands, except % data):

	Weighted Average Interest Rate	Average Amount Outstanding During Period

As of September 30, 2025	4.99%	$33,584
As of December 31, 2024	5.04	31,597

Note 9 – RELATED PARTY TRANSACTIONS
The Company engages from time to time in transactions with related parties. The Company leased a portion of its properties from certain officers or stockholders (see Note 5 - Leases). The remaining payments under the leases were $424,800 at September 30, 2025.
The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.5 million at September 30, 2025.
The Company also has a loan for premium payments to a trust of a retired executive officer’s irrevocable life insurance policy. The principal balance on this loan at September 30, 2025 was $0.5 million. Please refer to the disclosure contained in Note 12 Related Party Transactions in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024 for additional information on related party transactions.
The Company also has outstanding borrowings with certain related parties, including the Company's owners, members of management, and other employees. As of September 30, 2025, total related party debt was approximately $53.5 million. These borrowings carry terms and interest rates that are consistent with the market and those offered to non-affiliates.
The Company also maintains a non-qualified deferred compensation plan for employees who receive compensation in excess of the amount provided in Section 401(a)(17) of the Internal Revenue Code (the "Code"), as such amount may be adjusted from time to time in accordance with the Code.

Note 10 – SEGMENT FINANCIAL INFORMATION
The Company discloses segment information in accordance with ASC Topic 280 “Segment Reporting”. ASC Topic 280 requires companies to determine segments based on how management makes decisions about allocating resources to segments and measuring their performance. As disclosed in Note 13 Segment Financial Information in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2024, the Company adopted ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” and applied the guidance retrospectively effective for the fiscal year beginning January 1, 2024.
In addition, effective December 31, 2024, the Company reorganized into two reportable segments, North and South, following a series of entrances into new states of operation. The impact of change of the segments is presented on a retrospective basis for the prior periods presented below. Each segment is managed by a Senior Vice President who directly reports to the Company's Chief Operating Officer, who is the Company's Chief Operating Decision Maker ("CODM"). The Company allocates resources and assesses operational and financial performance to each segment. The Company's CODM is responsible for allocating resources and assessing financial performance.
The Company's net income is the measure used by the CODM in evaluating the segments' profit and loss of each segment. The CODM uses net income along with the strategy of the organization to assess performance and enable decision making when allocating resources.
As part of the CODM's review and evaluation process for allocating resources, the CODM is provided segment income and expenses.
Below is a performance recap of each of the Company’s segments for the three and nine months ended September 30, 2025 and September 30, 2024, followed by a reconciliation to consolidated Company data.

	Three Months Ended September 30, 2025
	North	South	Total
	(In millions)
Revenues:
Finance Charges Earned	$35	$53	$88
Insurance Income	5	11	16
Other	1	1	2
Total Revenues	41	65	106

Expenses:
Interest Cost	6	10	16
Provision for Loan Losses	8	13	21
Depreciation and Amortization	—	1	1
Other Expense	12	20	32
Total Expenses	26	44	70
Segment Profit	$15	$21	$36

Segment Assets:
Net Receivables	$415	$666	$1,081
Cash	9	6	15
Net Fixed Assets	3	7	10
Other Assets	15	23	38
Total Segment Assets	$442	$702	$1,144

	Three Months Ended September 30, 2024
	North	South	Total
	(In millions)
Revenues:
Finance Charges Earned	$29	$45	$74
Insurance Income	5	10	15
Other	1	1	2
Total Revenues	35	56	91

Expenses:
Interest Cost	6	9	15
Provision for Loan Losses	9	12	21
Depreciation and Amortization	—	1	1
Other Expense	12	20	32
Total Expenses	27	42	69
Segment Profit	$8	$14	$22

Segment Assets:
Net Receivables	$364	$598	$962
Cash	11	2	13
Net Fixed Assets	3	7	10
Other Assets	13	25	38
Total Segment Assets	$391	$632	$1,023

	Nine Months Ended September 30, 2025
	North	South	Total
	(In millions)
Revenues:
Finance Charges Earned	$101	$155	$256
Insurance Income	15	30	45
Other	2	4	6
Total Revenues	118	189	307

Expenses:
Interest Cost	17	28	45
Provision for Loan Losses	31	42	73
Depreciation and Amortization	1	2	3
Other Expense	34	54	88
Total Expenses	83	126	209
Segment Profit	$35	$63	$98

Segment Assets:
Net Receivables	$415	$666	$1,081
Cash	9	6	15
Net Fixed Assets	3	7	10
Other Assets	15	23	38
Total Segment Assets	$442	$702	$1,144

	Nine Months Ended September 30, 2024
	North	South	Total
	(In millions)
Revenues:
Finance Charges Earned	$85	$136	$221
Insurance Income	14	28	42
Other	2	4	6
Total Revenues	101	168	269

Expenses:
Interest Cost	16	27	43
Provision for Loan Losses	26	36	62
Depreciation and Amortization	1	2	3
Other Expense	36	58	94
Total Expenses	79	123	202
Segment Profit	$22	$45	$67

Segment Assets:
Net Receivables	$364	$598	962
Cash	11	2	13
Net Fixed Assets	3	7	10
Other Assets	13	25	38
Total Segment Assets	$391	$632	$1,023

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(in millions)
Reconciliation of Revenues:
Total revenues from reportable divisions	$106	$91	$307	$269
Corporate finance charges earned, not allocated to divisions	—	—	(1)	1
Corporate investment income earned, not allocated to divisions	3	3	8	8
Timing difference of insurance income allocation to divisions	3	2	6	5
Consolidated Revenues (1)	$112	$96	$320	$283

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(in millions)
Reconciliation of Income Before Taxes:
Profit per division	$36	$22	$98	$67
Corporate earnings not allocated	6	5	13	14
Corporate expenses not allocated	(34)	(26)	(94)	(75)
Consolidated Income Before Income Taxes	$8	$1	$17	$6

(1) Includes Finance Charge Income, Investment Income, Insurance Premium Revenues and Other Revenue.

BRANCH OPERATIONS

Pat Smith	South Area Senior Vice President	Billy Fuller	North Area Senior Vice President

MIDDLE GEORGIA		SOUTH CAROLINA

Michael J. Whitaker	Vice President	M. Summer Clevenger	Vice President

Regional Operations Directors		Regional Operations Directors
Janet R. Brownlee	Deloris L. O’Neal	Lonnie N. Boston III	Gerald D. Rhoden
Ronald E. Byerly	Jennifer C. Purser	Audrey C. Goode	Gregory A. Shealy
Kathryn D. Landry	Harriet H. Welch	Jenna L. Henderson	Louise S. Stokes
James A. Mahaffey		Tammy T. Lee

SOUTH GEORGIA		NORTH GEORGIA

Michael E. Shankles	Vice President	Becki B. Lawhon	Vice President

Regional Operations Directors		Regional Operations Directors

Stacy M. Courson	Wanda Parham	James D. Blalock	Christian J. Murray
Jeffrey C. Lee	David B. Surrett	Kevin M. Gray	April E. Pelphrey
Sylvia J. McClung	Robert D. Whitlock	Nokie N. Moore	F. Cliff Snyder

ALABAMA		TENNESSEE

Jerry W. Hughes	Vice President	Josh C. Nickerson	Vice President

Regional Operations Directors		Regional Operations Directors

M. Peyton Givens	William J. Pridmore	Jerry D. Cline	J. Steven Knotts
Eric S. Hayes	Tanya M. Slaten	Brian M. Hill	Angelia M. Stafford
Tomerria S. Iser	Michael L. Spriggs	Tammy R. Hood	Melissa D. Storck
Jonathan M. Kendrick

MISSISSIPPI		KENTUCKY

Marty B. Miskelly	Vice President	Chad H. Frederick	Vice President

Regional Operations Directors		Regional Operations Directors

Maurice J. Bize, Jr.	Jimmy R. Fairbanks, Jr.	Zackary S. Coker	Gary A. Zortman
Carla A. Eldridge	Teresa A. Grantham	Daniel C. Powell

LOUISIANA		VIRGINIA

John B. Gray	Vice President	Scott T. Milbourn	Assistant Vice President

Regional Operations Directors		Regional Operations Directors

Sonya L. Acosta	Tabatha A. Green
Bryan W. Cook	Anthony B. Seney
L. Christopher Deakle

TEXAS		FLORIDA

Lori A. Sanchez	Vice President	Lori A. Sanchez	Vice President
Lauren M. Munoz	Assistant Vice President

Regional Operations Directors		Regional Operations Directors

Chadd D. Stewart	Brittany L. Rubio
Rene N. Villescas

BRANCH OPERATIONS

ALABAMA
Adamsville	Brewton	Fort Payne	Moody	Pell City	Talladega
Albertville	Clanton	Gadsden	Moulton	Prattville	Tallassee
Alexander City	Cullman	Hamilton	Muscle Shoals	Robertsdale	Troy
Andalusia	Decatur	Huntsville (2)	Oneonta	Russellville (2)	Trussville
Arab	Dothan	Jackson	Opelika	Saraland	Tuscaloosa
Athens	Enterprise	Jasper	Oxford	Scottsboro	Wetumpka
Bay Minette	Fayette	Mobile	Ozark	Selma
Bessemer	Florence	Montgomery	Pelham	Sylacauga

FLORIDA
Blountstown	Marianna	Milton	DeFuniak Springs	Panama City

GEORGIA
Adel	Cartersville	Douglasville	Hawkinsville	Milledgeville	Thomaston
Albany (2)	Cedartown	Dublin	Hazlehurst	Monroe	Thomasville
Alma	Chatsworth	East Ellijay	Helena	Montezuma	Thomson
Americus	Clarkesville	Eastman	Hinesville (2)	Monticello	Tifton
Athens (2)	Claxton	Eatonton	Hiram	Moultrie	Toccoa
Augusta	Clayton	Elberton	Hogansville	Nashville	Tucker
Bainbridge	Cleveland	Fayetteville	Jackson	Newnan	Valdosta
Barnesville	Cochran	Fitzgerald	Jasper	Perry	Vidalia
Baxley	Columbus (2)	Flowery Branch	Jefferson	Pooler	Villa Rica
Blairsville	Commerce	Forest Park	Jesup	Richmond Hill	Warner Robins (2)
Blakely	Conyers	Forsyth	Kennesaw	Rome	Washington
Blue Ridge	Cordele	Fort Valley	Kingsland	Royston	Waycross
Bremen	Cornelia	Ft. Oglethorpe	LaGrange	Sandersville	Waynesboro
Brunswick (2)	Covington	Gainesville	Lavonia	Savannah	Winder
Butler	Cumming	Garden City	Lawrenceville	Statesboro
Cairo	Dahlonega	Georgetown	Macon (2)	Stockbridge
Calhoun	Dalton	Greensboro	Madison	Swainsboro
Canton	Dawson	Griffin	Manchester	Sylvania
Carrollton	Douglas (2)	Hartwell	McDonough	Sylvester

KENTUCKY
Burkesville	Harlan	Lexington	Middlesboro	Paducah	Shepherdsville
Cadiz	Hopkinsville	Louisville	Morehead	Richmond	Somerset
Elizabethtown	Jackson	Madisonville	Owensboro	Shelbyville

BRANCH OPERATIONS
(Continued)

LOUISIANA
Abbeville	Crowley	Jena	Marksville	New Iberia	Slidell
Alexandria	Denham Springs	Kenner	Marrero	Opelousas	Sulphur
Baker	DeRidder	Lafayette	Minden	Pineville	Thibodaux
Bastrop	Eunice	Lake Charles	Monroe	Prairieville	West Monroe
Baton Rouge	Franklin	LaPlace	Morgan City	Ruston	Winnsboro
Bossier City	Hammond	Leesville	Natchitoches	Shreveport
Covington	Houma

MISSISSIPPI
Amory	Columbia	Gulfport	Laurel	Olive Branch	Ridgeland
Batesville	Columbus	Hattiesburg	Louisville	Oxford	Ripley
Bay St. Louis	Corinth	Hazlehurst	Magee	Pearl	Senatobia
Booneville	D’Iberville	Hernando	McComb	Philadelphia	Starkville
Brookhaven	Forest	Houston	Meridian	Picayune	Tupelo
Carthage	Greenwood	Iuka	New Albany	Pontotoc	Winona
Clinton	Grenada	Kosciusko	Newton

SOUTH CAROLINA
Aiken	Cheraw	Gaffney	Lancaster	Newberry	Spartanburg
Anderson	Chester	Georgetown	Laurens	North Charleston	Summerville
Batesburg- Leesvile	Columbia	Greenwood	Lexington	North Greenville	Sumter
Beaufort	Conway	Greer	Manning	Orangeburg	Union
Boling Springs	Dillon	Hartsville	Marion	Rock Hill	Walterboro
Camden	Easley	Irmo	Moncks Corner	Seneca	Winnsboro
Cayce	Florence	Lake City	Myrtle Beach	Simpsonville	York
Charleston

TENNESSEE
Athens	Crossville	Greeneville	Lebanon	Murfreesboro	Smyrna
Bristol	Dayton	Hixson	Lenoir City	Newport	Springfield
Clarksville	Dickson	Jacksboro	Lexington	Powell	Tazewell
Cleveland	Dyersburg	Jackson	Madisonville	Pulaski	Tullahoma
Columbia	Elizabethton	Johnson City	Maryville	Savannah	Winchester
Cookeville	Fayetteville	Kingsport	Millington	Sevierville
Cordova	Gallatin	Lafayette	Morristown

TEXAS
Austin (2)	Houston	Longview	New Braunfels	San Antonio (3)	Texarkana
Bastrop	Huntsville	Lufkin	Pasadena	San Marcos	Victoria
Conroe	Katy	Missouri City	Pearland	Temple
Corpus Christi	Lake Jackson	Mount Pleasant	Rosenburg
VIRGINIA
Abingdon	Chesapeake (2)	Colonial Heights	Danville	Mechanicsville	Yorktown

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