Form 10-K
period 2025-12-31
1st FRANKLIN FINANCIAL CORP
filed 2026-03-31
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
------------------------------
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2026
Common Stock, $100 Par Value	1,700 Shares
Non-Voting Common Stock, No Par Value	168,318 Shares

(Cover page 2 of 2 pages)

FORWARD-LOOKING STATEMENTS:
Certain statements contained or incorporated by reference herein, including under the captions Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. These forward-looking statements include, but are not limited to, statements about our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, and our prospects, plans and objectives of management. Forward-looking statements often are identified by the use of terms such as “may,” “will,” “would,” “should,” “could,” “likely,” “intend,” “expect,” “plan,” “project,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “outlook,” and similar words, although some forward-looking statements are expressed differently. We may not actually achieve the results expressed in or implied by our forward-looking statements, and accordingly, you should not place undue reliance on our forward-looking statements, which are not guarantees of future performance. The forward-looking statements included herein speak only as of the date they are made and reflect management’s current judgment and involve risks and uncertainties that could cause actual results, events, and/or performance to differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. Such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We do not undertake any obligation to update any of these forward-looking statements or publicly announce the results of or any revisions to these forward-looking statements, other than may be required by law.

PART I
References to “1st Franklin”, 1FFC”, the “Company”, “we”, “our” and “us” refer to 1st Franklin Financial Corporation and its subsidiaries.
Item 1.    BUSINESS:
OVERVIEW
1st Franklin Financial Corporation is a privately-held Georgia corporation headquartered in Toccoa, Georgia. The Company has been engaged in the consumer finance business since 1941, primarily in making consumer loans to individuals for personal or family needs, in relatively small amounts with maturities of approximately 2 years. The Company historically extended real estate loans. Beginning in 2024, 1FFC discontinued the origination of real estate loans, and the portfolio is currently in runoff. The Company also purchases sales finance contracts from various dealers.
All of 1FFC's loans are at fixed rates and contain fixed terms and fixed payments. The Company operates branch offices in ten southern states and had a total of 374 branch locations as of December 31, 2025. The Company and its operations are guided by a strategic plan which includes planned growth through strategic expansion of our branch office network. The majority of our revenues are derived from finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.
INDUSTRY AND CUSTOMER BASE
1FFC operates in the consumer finance industry. Our customers typically have subprime, non-prime, or near-prime credit profiles. As a result, our customers often do not qualify for prime financing from banks, thrifts, credit card providers, and other lenders. However, like prime consumers, our customers have a need and a desire to utilize credit.
We underwrite our loans based on an applicant’s ability to repay and structure our loans on a fixed-rate, fixed-term basis with fully amortizing, equal monthly installment payments that are designed to be affordable for our customers.
Importantly, we report our customers’ payment performance to credit bureaus. This practice provides our customers with the opportunity to improve their credit profile by establishing a responsible payment history with us and, ultimately, to gain access to a wider range of credit options, including our own. For example, we work with many of our deserving customers to refinance their existing loans. 1FFC generally offers loan renewals to existing customers who have demonstrated an ability and willingness to repay amounts owed to us. Renewals typically refinance one or more of a customer’s loans into a single new loan, in which a portion of the new loan proceeds is used to repay the balance of the existing loan and the remaining portion is advanced to the customer. In many cases, the existing customer's past performance and established creditworthiness with the Company qualifies that customer for a larger loan. For 2025 and 2024, 59.6% and 53.5%, respectively, of the Company's loan originations were refinancings of existing loans.
STRATEGIC APPROACH
Branch Expansion:
The Company began developing the branch network in 1941 and grew the network to 374 branches across ten southern states as of December 31, 2025. 1FFC intends to continue capitalizing on opportunities in the marketplace to drive growth in the loan portfolio, increase revenue, and enhance the profitability of existing branches. In addition, the Company plans to open new branches within our current geographic footprint and strategically expand operations into new states that we believe align well with our products, services, and operating model.
During 2025, we expanded into Florida. As newer branches mature, we expect their revenue growth to outpace the growth of our more established branches. 1FFC believes demand for consumer finance services will support additional openings in select existing markets, enabling us to leverage our infrastructure and experience, while also pursuing expansion into new states with attractive operating environments.
Centralized Support Center:
Our branch network is the primary point of contact for our customers. Almost all loans, regardless of origination channel, are serviced through our branches, enabling frequent interactions with our customers. By originating and servicing loans at the branch level, we build and maintain relationships with our customers throughout the life of each loan.
We believe this relationship-driven model provides greater visibility into potential payment challenges, helps mitigate credit risk, and allows us to better understand and respond to our customers' evolving borrowing needs. In recent years, we have established a centralized branch operations support center to provide our branch network with dedicated sales, underwriting, service, collections, and administrative assistance. We plan to continue investing in and refining this centralized support to further strengthen our branch network in the future.
Growth:
The Company's net loan portfolio increased $136.3 million (14.9%) as of December 31, 2025 compared to December 31, 2024. Portfolio growth has been driven by expanding our geographic footprint and growing our loan portfolios within existing branches. In addition, an increased focus on mailing convenience checks has also contributed to portfolio growth in recent years. These efforts are expected to increase branch volume by attracting new customers and creating opportunities to offer additional loan products to former or existing customers. 1FFC plans to continue investing in and refining the targeting criteria and offer strategies of our direct mail campaigns.
Consistent Underwriting Standards:
Our loan origination decisions are guided by a combination of both judgmental and risk-based underwriting systems. The judgment-based system includes an analysis of factors such as (i) ability to pay, (ii) creditworthiness, (iii) income stability, (iv) willingness to pay and (v) as appropriate, collateral security. The risk-based underwriting system assesses (i) credit score, (ii) annual income, (iii) payment history to other creditors and (iv) debt-to-income ratios. As part of our loan decision making process, we review each customer's credit report to verify income and total indebtedness, debt payment history and overall credit related performance to other creditors. The Company uses this information to evaluate a potential borrower's debt-to-income ratios and, depending on the result of the overall credit evaluation process, may require internal review and senior supervisory approval prior to originating the potential borrower's loan.
Monitor and Optimize Operating Expenses:
1FFC has made significant investments in our business over the past several years, which includes expanding our branch network, hiring employees to service our growing loan portfolio, increasing our marketing spend to drive new business, and investing in our information technology. As we grow our business, we plan to carefully monitor and optimize our operating expenses, with the goal of decreasing such expenses as a percentage of average net loans over time.
LOAN PRODUCTS
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
Real estate loans were historically made to homeowners who typically used funds to improve their property or who wished to restructure their financial obligations. Beginning in 2024, 1FFC discontinued the origination of real estate loans, and the portfolio is currently in runoff.
The interest rates, fees and other charges, maximum principal amounts, and maturities for our loan portfolio vary from state to state, depending on the competitive environment and applicable laws and regulations.
The majority of 1FFC’s loan portfolio is secured by collateral. We generally seek to secure direct cash loans with non-prohibited household goods such as automobiles, boats and other personal property. Real estate loans are secured by real estate. Sales finance contracts are collateralized by the assets being financed.
Loan renewals are an important part of 1FFC’s business. Our customers use renewals to extend and expand their lending relationships. The Company generally offers loan renewals to existing customers who have demonstrated an ability and willingness to repay amounts owed to us. Renewals typically refinance one or more of a customer’s loans into a single new loan, which in some cases will be for a larger principal balance than the customer’s original loan, though 1FFC permits renewals of existing loans at or below the original loan amount. In evaluating a loan for renewal, in addition to standard underwriting requirements, the Company will take into consideration the customer’s prior payment performance, which 1FFC believes to be an indicator of the customer’s future credit performance.
As of December 31, 2025, direct cash loans comprised 90%, real estate loans comprised 1%, and sales finance contracts comprised 9% of our outstanding gross loans.
INSURANCE AND ANCILLARY PRODUCTS
Insurance Related Operations:
In connection with our business, we also offer optional single premium credit insurance products to our customers when making a consumer loan. Such products may include credit life insurance, credit accident and health insurance, credit involuntary unemployment insurance and/or credit property insurance. Customers may request credit life insurance coverage to help assure any outstanding loan balance is repaid if the customer dies before the loan is repaid or they may request accident and health insurance coverage to help continue loan payments if the customer becomes sick or disabled for an extended period of time. In certain states where offered, customers may choose involuntary unemployment insurance for payment protection in the form of loan payment assistance due to an unexpected job loss. Customers may also choose property insurance coverage to protect the value of loan collateral against damage, theft or destruction.
1FFC writes these various insurance products as an agent for a non-affiliated insurance company specializing in such insurance. However, under various agreements, 1st Franklin's two wholly owned insurance subsidiaries,

Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company, reinsure the credit insurance policies written on behalf of the Company's customer base. These subsidiaries are licensed insurance companies and are subject to regulation and supervision by the Georgia Commissioner of Insurance and Safety Fire, including statutory capital and surplus requirements, restrictions of dividends and other distributions, and oversight of related-party transactions.
Non-File Insurance:
Where permitted by state law, non-filing insurance premiums are charged to customers in lieu of recording and perfecting 1FFC's security interest in the assets pledged. In the event of default, rather than exercising rights in a lien as a lender might otherwise do, the insured can file a claim with the insurer for reimbursement. Non-filing insurance premiums are equal in aggregate amount to the premiums paid by the Company and are passed through to a third-party insurance company. Certain losses on such loans, which are not recoverable through credit life, accident and health, involuntary unemployment, and property insurance claims, are reimbursed through non-filing insurance claims, subject to policy limits. The Company does not profit from the purchase of non-filing insurance other than through an offset to its charge-offs.
Automobile Club Memberships:
The Company also offers automobile club memberships to its borrowers in certain states, as an agent for a third party. Club memberships provide members with automobile breakdown coverage, towing reimbursement, and related services. 1FFC is paid a commission from the sale of automobile club memberships, which is earned at the time the membership is sold. The Company has no further obligations after the date of sale, as all claims for benefits are paid and administered by the third party.
HUMAN CAPITAL RESOURCES
As of December 31, 2025, the Company had 1,791 employees, located in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, Tennessee, Texas, and Virginia. The development, attraction and retention of employees is a strong focus of the Company, as is fostering and maintaining a strong, healthy corporate culture.
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
INFORMATION TECHNOLOGY
In 2024 and the beginning of 2025, we converted from one centralized loan origination and servicing system into two separate systems: one to originate and one to service. All branches were converted to the new systems by the end of the first quarter of 2025. 1FFC identified material weaknesses in internal controls related to the implementation and conversion of the loan servicing system and has continued to work through the resolution of these material weaknesses. Due to challenges of conversion, the Company has put forth significant time, effort, and resources to customize the new loan servicing platform to meet our business needs based upon our specific products, processes, and reporting requirements.
We intend to continue to enhance the new loan servicing platform to further leverage our capabilities and to meet our evolving needs.
COMPETITION
1st Franklin competes with several national and regional finance companies, as well as a variety of local finance companies, in the communities we serve. Competition is based primarily on interest rates and terms offered and on customer service, as well as, to some extent, reputation. We believe that our emphasis on customer service helps us compete effectively in the markets we serve.
SEASONALITY
The Company's loan volume follows seasonal trends. The highest loan demand generally occurs during the second, third and fourth quarters, which we believe is primarily due to customers borrowing money for vacations and holiday spending. Loan demand is generally lowest and loan repayment highest during the first quarter, which we believe is primarily driven by the timing of income tax refunds.
Changes in quarterly growth or liquidation could result in lower allowance for credit loss provision expense in periods of portfolio liquidation, and conversely, larger provision expenses in periods of portfolio growth. Consequently, 1FFC experiences seasonal fluctuations in our operating results. However, due to our reliance on the continued income stream of most of our loan customers, our ability to continue the profitable operation of our business depends to a large extent on the continued employment of our customers and their ability to meet their obligations as they become due. Therefore, changes in macroeconomic factors, including inflation, higher interest rates, and increases in unemployment, may have a material adverse effect on our profitability and may impact our typical seasonal trends for loan volume.
SUPERVISION AND REGULATION
The Company is subject to regulation under numerous state and federal laws and regulations as enforced and interpreted by various state and federal governmental agencies. State laws require each of our loan branch offices to be licensed by the state and to conduct business according to the applicable statutes and regulations. The granting of a license depends on the financial responsibility, character and fitness of the applicant. As a condition to obtaining such license, the applicant must consent to state regulation and examination and to make periodic reports to the appropriate governing agencies. Licenses are revocable for cause, and their continuance depends upon an applicant's continued compliance with applicable laws. We are also subject to state regulations governing insurance agents in the states in which we sell credit insurance. State insurance regulations require, among other things, that insurance agents be licensed and, in some cases, limit the premiums that insurance agents can charge. The Company has never had any of its licenses revoked and has never been subject to an enforcement order or regulatory settlement.
We conduct our lending operations under the provisions of various federal laws and implementing regulations. These laws and regulations are interpreted, implemented, and enforced by the Consumer Financial Protection Bureau (the "CFPB"). Chief among these federal laws with which the Company must comply are the Federal Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA") and the Federal Real Estate Settlement Procedures Act ("RESPA"). The TILA requires us, among other things, to disclose to our customers the finance charge, the annual percentage rate, the total number and amount of payments, the total cost of credit, and other material information on all loans. The Federal Trade Commission prohibits consumer lenders such as the Company from using certain household goods as collateral on direct cash loans. As a result, we generally seek to secure such loans with non-prohibited household goods such as automobiles, boats and other exempt items of personal property. We continually monitor our compliance with these regulatory requirements.
Changes in the current regulatory environment, or in the interpretation or application of current regulations, could impact our business. Significant additional regulations or costs of compliance could materially adversely affect our business and financial condition.

ADDITIONAL INFORMATION
Our corporate website address is www.1FFC.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, and, from time to time, registration statements and other documents. The information contained on, or that can be accessed through, the Company's website is not incorporated by reference into this Annual Report on Form 10-K. The website address is included as a factual reference, and 1FFC does not intend the website address to be an active link to the website.
Item 1A.    RISK FACTORS:
You should carefully consider the risks described below, as well as the other risks and information disclosed from time to time by 1st Franklin, before deciding whether to invest in the Company's securities. Additional risks and uncertainties not described below, not presently known to us or that we currently do not consider to be material, could also adversely affect us. If any of the situations described in the following risk factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In any of these events, an investor may lose part or all of his or her investment.
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
If we do not achieve our anticipated or required financial results, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. The failure to do this would result in a material adverse effect on our business.
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
Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations, and our ability to collect on loans depends on the willingness and repayment ability of our customers. Adverse changes in the ability or willingness of a significant portion of our customers to repay their obligations to the Company, whether due to changes in general economic, political or social conditions, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, prolonged public health crisis or a pandemic (such as COVID-19), or other causes, or events affecting our customers individually such as unemployment, major medical expenses, bankruptcy, divorce or death, could adversely affect our liquidity, financial condition and results of operations.
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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.

As further described below in Part II, Item 9A. “Controls and Procedures,” management has identified material weaknesses in the Company’s internal control over financial reporting relating to the conversion of the Company’s loan servicing system. During this conversion process, certain transaction codes were not properly mapped to the Company’s general ledger accounts, which led to incomplete or inaccurate system-generated financial data. As a result, the Company was unable to provide sufficient audit evidence to support the completeness and accuracy of certain general ledger balances without performing extensive manual reconciliation procedures. The material weaknesses did not result in any identified material misstatements to our financial statements. As a result, there were no changes to any of our previously-released financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. Although we have initiated a comprehensive remediation plan to address the identified material weaknesses, we cannot assure you that these initiatives will ultimately have the intended effects or that we will implement and maintain adequate controls over our financial processes and reporting in the future in order to avoid additional material weaknesses or control deficiencies.

If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and investors may lose confidence in our financial reporting. Moreover, ineffective controls could significantly hinder our ability to prevent fraud. The identified material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded through appropriate testing that these controls operate effectively. For further information, see Part II, Item 9A. “Controls and Procedures.”
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
Our business, financial condition and results of operations could be materially and adversely affected by the effects of a pandemic, epidemic or other widespread public health emergency. Widespread health emergencies can disrupt our operations through their impact on our employees, investors, customers and the communities in which we operate. Such impacts to our customers could result in increased risk of delinquencies, defaults and losses on our loans, negatively impact regional economic conditions, and result in a decline in loan demand and loan originations, which in turn may adversely affect our business, financial condition or results of operations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly increased the regulation of financial institutions and the financial services industry. The Dodd-Frank Act established the Consumer Financial Protection Bureau as an independent entity given the authority to promulgate additional consumer protection regulations applicable to all entities offering consumer financial services or products such as the Company. These and other applicable regulations have increased and are expected to further increase our cost of doing business and time spent by management on regulatory matters which may have a material adverse effect on the Company’s operations and results.
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

Our Chief Information Security Officer (“CISO”) is the management position responsible for our overall information security program including strategy, security engineering, cyber threat detection and response. Our CISO has extensive expertise in cybersecurity and information security, which includes nearly 40 years of broad information technology experience, with a solid foundation in information security practices such as intrusion detection and prevention, as well as compliance with standards including PCI and HIPAA. The CISO's background encompasses hands-on and strategic roles in IT operations, including virtualization, cloud computing, data centers, and network infrastructure (LAN/WAN), which directly support the assessment and management of cybersecurity risks. Additionally, the CISO holds a Certified Information Systems Security Professional (CISSP) certification, demonstrating advanced knowledge and skills in designing, implementing, and managing cybersecurity programs.

We engage third party consultants to perform monthly reviews of 1FFC’s security posture as well as annual internal and external penetration tests.

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
Some of the other features of our cybersecurity program include:
•Monthly phishing simulations and additional training as required for incorrect identification of phishing attempts
•Ongoing vulnerability scanning and annual penetration testing of our internal and external environments
•IDS/IPS (Intrusion Detection Device / Intrusion Prevention System)
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
The Company’s information security efforts are led by our CISO. The CISO meets at least quarterly with each of the Board of Directors, the EXCO, and the Senior Leadership Team ("SLT"), facilitating the Company's robust cybersecurity oversight and strategies that help us to assess, identify, and manage cybersecurity risks. This includes performing tabletop exercises at least annually with the Board, the EXCO and the SLT to evaluate our incident response processes and keeping them informed of the evolving threat landscape and how 1st Franklin is managing such risks.
The CISO is supported by a team of highly technical and experienced security professionals who are responsible for implementing and maintaining the security program for 1st Franklin, including security engineers and a cybersecurity analyst.
Item 2.    PROPERTIES:
1FFC's headquarters operations are located in Toccoa, Georgia. As of December 31, 2025, the business was operated through 114 branch offices in Georgia, 48 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 24 in Texas, 17 in Kentucky, 7 in Virginia, and 5 in Florida. Each of the branches is leased under operating lease agreements.
We consider our properties to be suitable and adequate for operating our business. Our only reportable segment, which is our consumer finance segment, uses the properties described in this Part 1, Item 2, "Properties." Note 4, Premises & Equipment, and 9, Leases, in the accompanying Notes to the consolidated financial statements include additional information regarding investments in premises and equipment and leased properties.
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

Item 4.    MINE SAFETY DISCLOSURES:
Not Applicable.
PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES:
As of March 31, 2026, all of our voting common stock was closely held by three related individuals and all of our non-voting common stock was held by the same three related individuals. None of our common stock was listed on any securities exchange or traded on any established public trading market.
The Company does not maintain any equity compensation plans and did not repurchase any of its equity securities during any period represented.
Cash distributions are permitted under the Loan and Security Agreement (the "Credit Agreement") with BMO Bank, N.A. in amounts to enable the Company's shareholders to pay their related income tax obligations which arise as a result of the Company's status as an S Corporation. For the foreseeable future, the Company expects to pay annual cash distributions equal to an amount sufficient to enable the Company's shareholders to pay their respective income tax obligations as a result of the Company's status as an S Corporation.
No cash distributions were paid to shareholders in 2025 or 2024 other than salaries and benefits and those distributions permitted for the payment of taxes as a result of the Company's status as an S Corporation.
Item 6.    [Reserved]
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and accompanying notes in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The discussion of the components of our results of operations focuses on financial trends and events occurring during 2025 and 2024.
Additional information related to financial trends between 2024 and 2023 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024, filed with the SEC on April 30, 2025, which information under that caption is incorporated herein by this reference. Historical results of operations are not necessarily predictive of future results.
OVERVIEW:
The Company is a privately-held Georgia corporation headquartered in Toccoa, Georgia. 1FFC has been engaged in the consumer finance business since 1941. Our operations focus primarily on making consumer loans to individuals for personal or family needs, in relatively small amounts with maturities of approximately 2 years. The Company historically extended real estate loans. Beginning in 2024, 1FFC discontinued the origination of real estate loans, and the portfolio is currently in runoff. The Company also purchases sales finance contracts from various dealers.
All of 1FFC's loans are at fixed rates and contain fixed terms and fixed payments. The Company operates branch offices in ten southern states and had a total of 374 branch locations as of December 31, 2025. The Company and its operations are guided by a strategic plan which includes planned growth through strategic expansion of our branch office network. The majority of our revenues are derived from interest and finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.

FACTORS IMPACTING RESULTS OF OPERATIONS:
1FFC's results of operations are affected by various factors that influence our revenues and costs, including the following:
Seasonality:
The Company's loan volume follows seasonal trends. The highest loan demand generally occurs during the second, third and fourth quarters, which we believe is primarily due to customers borrowing money for vacations and holiday spending. Loan demand is generally lowest and loan repayment highest during the first quarter, which we believe is primarily driven by the timing of income tax refunds.
Changes in quarterly growth or liquidation could result in larger allowance for credit loss releases in periods of portfolio liquidation, and larger provisions for credit losses in periods of portfolio growth. Consequently, 1FFC experiences seasonal fluctuations in our operating results. However, due to our reliance on the continued income stream of most of our loan customers, our ability to continue the profitable operation of our business depends to a large extent on the continued employment of our customers and their ability to meet their obligations as they become due. Therefore, changes in macroeconomic factors, including inflation, higher interest rates, and increases in unemployment, may have a material adverse effect on our profitability and may impact our typical seasonal trends for loan volume.
Growth in Loan Portfolio:
The Company's financial performance continues to be dependent in large part upon the growth in its loan portfolio. Portfolio growth has been driven by expanding 1FFC's geographic footprint and growing our loan portfolios within existing branches. In addition, an increased focus on mailing convenience checks has also contributed to portfolio growth in recent years.
Almost all loans, regardless of origination channel, are serviced through our branches, which allows us to build and maintain relationships with our customers throughout the life of each loan. We believe this relationship-driven model provides greater visibility into potential payment challenges, helps mitigate credit risk, and allows us to better understand and respond to our customers' evolving borrowing needs. 1FFC intends to continue capitalizing on opportunities in the marketplace to drive growth in the loan portfolio, increase revenue, and enhance the profitability of existing branches. Additionally, the Company plans to open new branches within our current geographic footprint and strategically expand operations into new states that we believe align well with our products, services, and operating model.
Allowance for Credit Losses:
Operating results are significantly influenced by the credit quality of the loan portfolio. The Company utilizes a Probability of Default (“PD”) / Loss Given Default (“LGD”) model to estimate the allowance for credit losses whereby estimated loss is equal to the product of PD and LGD. The allowance for credit losses model estimates instances of loss and the average severity of losses using the characteristics of the loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk.
The allowance for credit losses recorded in the balance sheet reflects the Company’s best estimate of expected credit losses. See Note 2, Loans and Allowance for Credit Losses, in the accompanying Notes to Consolidated Financial Statements for further discussion.
Interest Rates:
1FFC's cost of funds is influenced by changes in interest rates, as certain of our liabilities bear interest at variable rates. Volatility in interest rates generally has more impact on income earned from investments and the Company's borrowing costs than on interest income earned on loans. All of 1FFC's loans are at fixed rates and, therefore, are not impacted by changes in the interest rate environment.

Operating Expenses:
The Company's financial results are significantly impacted by the costs associated with our operations and corporate office functions. These expenses include personnel-related costs as well as the infrastructure and administrative support necessary to manage our branch network, service the loan portfolio, oversee compliance and risk management, and support corporate governance and strategic initiatives.
COMPONENTS OF RESULTS OF OPERATIONS:
Interest Income:
Interest income is a principal component of the Company’s operating performance and resulting net income. It primarily represents income on earning assets and is affected by the size and mix of the loan and investment portfolios, as well as the related interest and finance charges.
Interest income on loans is recognized as revenue on an accrual basis using the effective interest method. Loans are generally placed on non-accrual status after two missed payments. For loans placed on non-accrual status, the Company ceases accruing interest and finance charges and previously accrued interest is reversed against interest income. 1FFC generally charges off a loan when a full contractual payment has not been received in the preceding 180 days.
Most states permit certain fees in connection with lending activities, such as loan origination fees and maintenance fees. Loan fees are deferred and amortized to interest income over the contractual life of the loan using methods that approximate the effective interest method. Depending on applicable state law, such fees may or may not be refundable to the customer in the event of an early payoff, depending on state law. If a loan liquidates before amortization is complete, the Company applies any unamortized fees and origination costs to interest income at the date of liquidation. The Company recognizes late charges and prepayment penalties as revenue when received.
Interest Expense:
Interest expense represents the cost of funds associated with interest-bearing liabilities, with debt securities comprising the majority of these obligations. Key factors affecting our interest expense include 1FFC's average outstanding debt as well as the general interest rate environment.
Provision for Credit Losses:
The Company’s provision for credit losses is a charge against earnings in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover expected losses in our loan portfolio.
Determining a proper allowance for credit losses is a critical accounting estimate which involves management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions. Changes in the provision are intended to ensure that the allowance for credit losses reported on the Consolidated Statements of Financial Position appropriately reflects expected credit losses over the remaining maturity of the portfolio.
While management believes its approach for determining the allowance for credit losses adequately considers the potential factors that could potentially result in credit losses, to the extent actual outcomes are worse than management’s estimates, additional provision for credit losses could be required which could adversely affect our earnings or financial position in future periods. See Note 2, Loans and Allowance for Credit Losses, in the accompanying Notes to Consolidated Financial Statements for further discussion.
Net Insurance Income:
The Company offers certain optional credit insurance products to customers when closing a loan. Net insurance income primarily represents earned premiums from these products, net of related insurance claims and associated expenses. In addition, net insurance income includes earned premiums and direct costs related to non-file insurance that 1FFC purchases to protect us from credit losses, where following an event of default, we are unable to take possession of personal property collateral because our security interest is not perfected.
Other Revenue:
Other revenue consists mainly of earnings from the sale of auto club memberships and fees charges to customers for non-sufficient funds.
Operating Expenses:
The cost of operations impact 1FFC's financial results, which are comprised of personnel expenses, occupancy expenses, and other expenses.
Personnel expenses represent the largest component of our operating costs and consist largely of salaries and wages, overtime, contract labor, incentives, benefits, medical claims, and related payroll taxes associated with all of our operations.
Occupancy expenses primarily include the cost of leasing our facilities, as well as related expenses such as utilities, maintenance, and depreciation and amortization expenses.
Other expenses primarily include advertising and marketing costs, legal and audit fees, consulting, postage, computer and IT expenses, collection costs and credit bureau dues, conversion expenses, training and development, bank service charges, and the amortization of loans purchased at a premium.
Income Taxes:
The Company is an S corporation for income tax reporting purposes. Taxable income or loss of an S corporation is passed through to the shareholders of the Company. Accordingly, deferred income tax assets and liabilities have been eliminated and no provision for current and deferred income taxes were made by the Company except for amounts attributable to state income taxes for certain states which do not recognize S corporation status for income tax reporting purposes. Deferred income tax assets and liabilities are recognized and provisions for current and deferred income taxes continue to be recorded by the Company's subsidiaries as they are not permitted to be treated as S Corporations. The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences.
RESULTS OF OPERATIONS:
Net loans are carried on an amortized cost basis which includes the remaining principal balance, accrued interest, and net unamortized deferred fees and costs. The following table summarizes our results of operations, both in dollars and as a percentage of average net loans (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	% of Average Net Loans	Amount	% of Average Net Loans
Interest income	$359,488	37%	$307,243	36%
Interest expense	58,215	6	55,150	6

Provision for credit losses	104,638	11	83,387	10

Net insurance income	52,550	5	47,568	6
Other revenue	9,121	1	6,985	1

Personnel	142,562	15	124,597	14
Occupancy	24,019	3	22,241	3
Other	70,831	7	76,330	9
Total operating expenses	237,412	25	223,168	26

Income before income taxes	20,894	2	91	—
Income taxes	6,225	1	5,696	1
Net income / (loss)	$14,669	2%	$(5,605)	(1)%
Information explaining the changes in our results of operations from year-to-year is provided in the following pages.
Comparison of December 31, 2025 Versus December 31, 2024
The following table describes the changes in loans by loan class (in thousands, except for %):

	Loans Outstanding for the Year Ended December 31,
	2025	2024	$ Change	% Change

Direct cash loans	$1,308,075	$1,080,371	$227,704	21%
Real estate loans	18,859	23,365	(4,506)	(19)
Sales finance contracts	120,669	154,677	(34,008)	(22)
Total loans outstanding	$1,447,603	$1,258,413	$189,190	15%
Comparison of the Year Ended December 31, 2025, Versus the Year Ended December 31, 2024
Net Income (Loss):
Net income increased $20.3 million (362%) to $14.7 million in 2025, compared to a net loss of $(5.6) million in 2024. The change in net income is explained in greater detail below.
Interest Income:
Interest income increased $52.2 million (17%) to $359.5 million in 2025, from $307.2 million in 2024. The increase in interest income was primarily due to growth in the average net loans outstanding in 2025 compared to 2024.
Average net loans outstanding increased $95.3 million (11%) to $959.3 million at December 31, 2025, compared to $864.0 million at December 31, 2024.

The average annual yield on loans we make (the percentage of finance charges earned to average net outstanding balance) has been as follows:

	Year Ended December 31,
	2025	2024	Change

Direct cash loans	36.91%	30.82%	6.09%
Real estate loans	17.08%	16.59%	0.49
Sales finance contracts	17.69%	18.17%	(0.48)
Gross loan originations increased $321.7 million (24%) to $1.7 billion in 2025, from $1.3 billion in 2024. Origination volume increased during 2025 compared to the prior year due to increases in direct cash loans, an increased focus in convenience checks, and the Company’s expansion into a new state, which contributed to additional lending opportunities. 1FFC's net loan portfolio increased $136.3 million (15%) to $1.0 billion at December 31, 2025 compared to $911.7 million as of December, 31 2024. The following table represents the volume of loans originated or acquired (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change

Direct cash loans	$1,588,968	$1,238,789	$350,179	28%
Real estate loans	—	—	—	—
Sales finance contracts	60,713	82,133	(21,420)	(26)
Net bulk purchases	9,298	16,326	(7,028)	(43)
Total Loans Originated / Acquired	$1,658,979	$1,337,248	$321,731	24%
The following table shows the sources of our earned finance charges (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change

Direct Cash Loans	$326,391	$267,810	$58,581	22%
Real Estate Loans	3,382	4,423	(1,041)	(24)
Sales Finance Contracts	18,418	24,275	(5,857)	(24)
Total Finance Charges	$348,191	$296,508	$51,683	17%
Interest Expense:
Interest expense increased $3.1 million (6%) to $58.2 million in 2025, from $55.1 million in 2024. Higher sales of the Company’s debt securities and an increase in borrowings on the Company’s credit line resulted in an increase in senior debt, which both resulted in higher interest cost. Average borrowings were $1,084.1 million during 2025 compared to $893.5 million during 2024. The increase was partially offset by lower interest rates on the Company's credit line in 2025 compared to 2024.
Provision for Credit Losses:
The Company’s provision for credit losses increased $21.3 million (25%) to $104.6 million in 2025, from $83.4 million in 2024. The increase was primarily due to an increase in net charge-offs of $20.3 million (25%) to $101.7 million in 2025, from $81.4 million in 2024. The increase in net-charge-offs was primarily due to growth in the loan portfolio in 2025 compared to 2024.
Delinquency Performance:
The Company considers the loan portfolio to be a homogenous loan pool for purposes of calculating the allowance for credit losses due to similar risk characteristics, pricing, and term, among other factors. 1FFC also evaluates credit quality based on the aging status of the loan and by payment activity. Accounts are classified in delinquency categories of 30-59 days (1 installment), 60-89 days (2 installments), or 90 or more days (3+

installments) past due. The Company categorizes its loans into risk categories based on relevant information about the ability of borrowers to service their debt. 1FFC analyzes the loan portfolio by credit risk and updates the rating periodically based on current credit information.
The percent of the loan portfolio greater than 30 days delinquent is 7.00% at December 31, 2025 compared to 8.43% at December 31, 2024. The ratio of bankrupt accounts to the net principal balance was 1.30% and 1.38% at December 31, 2025 and December 31, 2024, respectively.
An age analysis of balances past due, segregated by loan class, as of December 31, 2025 and 2024 is as follows (in thousands):

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$32,184	$20,223	$38,601	$91,008
Real Estate Loans	707	406	1,001	2,114
Sales Finance Contracts	3,322	1,964	2,900	8,186
Total	$36,213	$22,593	$42,502	$101,308

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$36,734	$21,573	$31,168	$89,475
Real Estate Loans	1,213	299	1,308	2,820
Sales Finance Contracts	6,140	3,298	3,801	13,239
Total	$44,087	$25,170	$36,277	$105,534
Net Insurance Income:
Net insurance income (insurance revenues less claims and expenses) increased $4.9 million (10%) to $52.5 million in 2025, from $47.6 million in 2024.
The following table summarizes the components of insurance income net (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change

Earned premiums and commissions	$68,754	$63,571	$5,183	8%
Insurance claims and expenses	(16,205)	(16,003)	$(202)	1
Net insurance income	$52,549	$47,568	$4,981	10%
Earned premiums and commissions increased $5.2 million during 2025 and insurance claims and expenses increased $0.2 million during 2025 compared to 2024. These increases were driven by growth in the direct cash loan portfolio and the corresponding rise in optional insurance products written. In addition, the increase in earned premiums and commissions reflects the receipt of 1FFC's business interruption insurance claim of $3.0 million in 2025 related to the 2022 cyber-attack.
Other Revenue:
Other revenue increased $2.1 million (31%) to $9.1 million in 2025, from $7.0 million in 2024. This was primarily driven by an increase in sales of our automobile club membership products of $1.5 million in 2025 compared to 2024, which resulted from growth in the loan portfolio.
Operating Expenses:

The Company's operating expenses increased $14.2 million (6%) to $237.4 million in 2025 compared to $223.2 million in 2024.
Personnel expenses represent the largest component of our operating costs, which increased $18.0 million (14%) to $142.6 million in 2025, from $124.6 million in 2024. An increase in the number of employees, higher bonus accrual, higher medical claims, higher payroll taxes, and salary adjustments were the primary reasons for the increase.
Occupancy expenses increased $1.8 million (8%) to $24.0 million in 2025, from $22.2 million in 2024. Increases in depreciation and amortization expense, rent expense, and new branch openings attributed to the increase in occupancy expenses partially offset by a decrease in maintenance and utilities expense.
Other expenses decreased $5.5 million (7%) to $70.8 million in 2025, from $76.3 million in 2024. Lower advertising, computer, and postage expenses were partially offset by increases in information technology consulting expenses, conversion expenses, stationary and supplies, and professional fees during 2025 compared to 2024.
Income Taxes:
Income taxes increased $0.5 million (9%) to $6.2 million in 2025, from $5.7 million in 2024. The increase was primarily due to a $20.8 million increase in income before income taxes compared to 2024.
Effective income tax rates for the years ended December 31, 2025 and 2024 were 29.8% and 6,268.6%, respectively. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries and the S Corporation tax effect of the 1FFC parent company.
LIQUIDITY AND CAPITAL RESOURCES:
Liquidity is the ability of the Company to meet its ongoing financial obligations, either through converting assets into cash or cash equivalents without significant loss or through raising additional funds by increasing liabilities. Liquidity management involves maintaining the ability to meet the daily cash flow requirements of customers, both depositors and borrowers. The primary objective is to ensure that sufficient funding is available, at a reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, our primary goal is to maintain a sufficient level of liquidity in all expected economic environments.
Sources of Liquidity:
An important part of 1FFC's liquidity resides in the asset portion of the balance sheet, which provides liquidity primarily through loan interest and principal repayments and the maturities and sales of securities, as well as the ability to use these assets as collateral for borrowings on a secured basis. Liquidity is also available from cash and cash equivalents.
As of December 31, 2025 and December 31, 2024, the Company had $18.2 million and $35.9 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
The Company's investment securities portfolio increased $19.4 million (8%) to $275.3 million at December 31, 2025 compared to $255.9 million at December 31, 2024. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company (collectively, "the Frandiscos"). Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. The investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. See Note 3, Investment Securities, in the accompanying Notes to Consolidated Financial Statements for further discussion.
As of December 31, 2025 and 2024, 99% and 99%, respectively, of the Company's cash and cash equivalents and investment securities were maintained by the Company's insurance subsidiaries. Georgia state insurance regulations limit the use an insurance company can make of its assets. See Note 6, Insurance Subsidiary Restrictions, in the accompanying Notes to Consolidated Financial Statements for further discussion.
Another primary source of 1FFC's liquidity is cash flows generated from its loan portfolio, including scheduled principal repayments, collections of outstanding receivables, and interest income earned on such loans. The Company actively manages its portfolio to support ongoing liquidity needs, and contractual principal and interest payments provide a recurring source of cash inflows. The timing and amount of these cash flows are influenced by portfolio performance, borrower repayment behavior, and economic conditions. Any increase in the Company's allowance for credit losses would not directly affect the Company's liquidity, as adjustments to the allowance have no impact on cash. However, an increase in the actual loss rate may have a material adverse effect on the Company's liquidity. As such, the inability to collect loans could materially impact the Company's future liquidity.
Most of the Company's loan portfolio is financed through sales of its various debt securities, which have shorter average maturities than the loan portfolio as a whole. The difference in maturities may adversely affect liquidity if the Company is not able to continue to sell debt securities at interest rates and on terms that are responsive to the demands of the marketplace. The Company's continued liquidity is therefore also dependent on the collection of its receivables and the sale of debt securities that meet the investment requirements of the public.
The Company's debt securities are comprised of senior demand notes, commercial paper debt securities, and variable rate subordinated debentures. Debt securities increased $47.5 million (6%) to $888.1 million as of December 31, 2025, compared to $840.6 million as of December 31, 2024. See Note 7, Senior Debt, and Note 8, Subordinated Debt, in the accompanying Notes to Consolidated Financial Statements for further discussion.
In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility (the "Credit Agreement") with BMO Bank, N.A. The Credit Agreement with BMO Bank, N.A. executed on December 6, 2024, provides for borrowings of up to $300.0 million or 75% of the Company's net loans, whichever is less, subject to certain limitations. All borrowings are secured by the loans of the Company. 1FFC had $79.3 million and $148.1 million of availability to draw down cash from our Credit Agreement as of December 31, 2025 and December 31, 2024 at interest rates of 6.87% and 7.52%, respectively. Outstanding borrowings under the Credit Agreement were $220.7 million and $151.9 million at December 31, 2025 and 2024, respectively.
The Credit Agreement contains covenants customary for financing transactions of this type. The Company is required, under the Credit Agreement, to report on its performance as it relates to the covenants contained therein. The Credit Agreement has a termination date of December 6, 2027. Management believes the current credit facility, when considered with funds expected to be available from operations, should provide sufficient liquidity for the Company. See Note 7, Senior Debt, in the accompanying Notes to Consolidated Financial Statements for further discussion.
1FFC continues to monitor and review current economic conditions and the related potential implications on the Company, including with respect to, among other things, changes in credit losses, liquidity, compliance with debt covenants, and customer relationships.
Internal Liquidity Management:
Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company can make dividends and/or lines of credit with maximum amounts of $115.0 million and $135.0 million, respectively, which are subject to approval by the Georgia Commissioner of Insurance and Safety Fire annually. The outstanding balance on the lines of credit with the Frandiscos are eliminated upon consolidation. See Note 6, Insurance Subsidiary Restrictions, in the accompanying Notes to Consolidated Financial Statements for further discussion.
Cash Flow:
Operating Activities:

Net cash provided by operating activities in 2025 was $144.2 million, compared to $84.2 million in 2024, which represents a net increase of $60.0 million. The increase in cash provided was primarily driven by growth in the loan portfolio, which contributed to higher net income.
Investing Activities:
Investing activities include the origination and repayment of loans, purchases and sales / redemptions of available for sale securities, and purchases of property and equipment for both new and existing branches. Net cash used in investing activities in 2025 was $258.9 million, compared to $154.0 million in 2024, which represents a net increase of $104.9 million. The increase in cash used was primarily due to higher loan originations associated with the growth of our loan portfolio, partially offset by increased repayments of loans.
Financing Activities:
Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities in 2025 was $116.3 million, compared to $79.7 million in 2024, which represents a net increase of $36.6 million. The increase in cash provided was primarily due to lower payments and advances on the Company's credit line, reflecting repayment of the prior line of credit, and higher commercial paper redemptions in 2025.
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
1FFC considers the loan portfolio to be a single homogenous loan pool for purposes of the allowance for credit losses calculation based upon the consistent risk characteristics inherent in the portfolio. No loans are reviewed on an individual basis for potential credit risk. The Company utilizes a PD/LGD model to estimate the allowance for credit losses whereby estimated loss is equal to the product of PD and LGD. The allowance for credit losses model estimates instances of loss and the average severity of losses using the characteristics of the loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk.
Management’s periodic evaluation of the adequacy of the allowance for credit losses takes into consideration the Company’s probable inherent risks in the homogeneous loan portfolio and current economic conditions, including those geographic regions where the Company has a concentration.
Key segmentation in the calculation is origination vintage, remaining contractual term, risk score and state of origination. The allowance for credit loss methodology produces a variety of alternative economic scenarios. The Company considers how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects the Company’s best estimate of expected credit losses.

Revenue Recognition:
Interest income is recognized using the effective interest method, whereby the Company recognizes interest revenue equitably over the term of the loan. Unearned finance charges on pre-compute loans are rebated utilizing statutory methods, which often is the Rule of 78's method. The difference between income recognized under the effective interest and Rule of 78's method is recognized at the time of rebate as an adjustment to interest income.
Premiums on property and casualty credit, credit life and accident and health insurance policies are deferred and earned over the insurance coverage term using either the pro-rata method or the effective yield method. Rebates are computed using statutory methods. The difference between income recognized under the effective interest and statutory method is recognized at the time of rebate as an adjustment to income.
Policy acquisition costs of the Frandiscos are deferred and amortized to expense over the life of the policies on the same methods used to recognize premium income.
The Company sells auto club memberships as an agent for a third party. The Company has no further obligations after the date of sale as all claims for benefits are paid and administered by the third party. Commissions received from the sale of auto club memberships are earned at the time the membership is sold.
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
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
Interest rate sensitivity is a function of the repricing characteristics of the Company's assets and liabilities. Market volatility can impact the Company’s performance primarily through investment portfolio performance and changes in interest rates tied to the Company's credit facility and debt securities.
Market exposures are monitored and managed by the Company as an integral part of its overall cash management program. It is management’s goal to minimize any adverse effect that movements in interest rates may have on the financial condition and operations of the Company.
Rates associated with investment securities represent weighted averages based on tax effected yield to maturity for each individual security. No adjustment has been made to yield, even though most investments held by the Company are tax exempt and as a result, actual yield will be higher than disclosed. The weighted average rate on the Company’s investment portfolio is 3.5%. Refer to Note 3, Investment Securities, in the accompanying Notes to Consolidated Financial Statements for additional disclosure regarding the investment portfolio.
The balances and key terms of 1FFC's credit facility as of December 31, 2025 were:

Balance (in thousands)	Interest Payment Frequency	Margin	Rate Type	Effective Interest Rate
$220,700	Monthly	3.00%	1-month SOFR	6.87%

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
Our loans are fixed rate, fixed term, and originated at market rates at the time of origination and therefore present little interest rate risk to the market. Management concluded that book value approximates fair value for our loan portfolio. Refer to Note 2, Loans and Allowance for Credit Losses, in the accompanying Notes to Consolidated Financial Statements for further discussion.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
The consolidated financial statements of the registrant and report of independent registered public accounting firm are included herein on the pages that follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of 1st Franklin Financial Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of 1st Franklin Financial Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
The allowance for credit losses (the allowance) is based on management's evaluation of the inherent risks and changes in the composition of the Company's loan portfolio. For the year ended December 31, 2025, the Company selected a Probability of Default ("PD") / Loss Given Default ("LGD") model to estimate the allowance for credit losses, in which the estimated loss is equal to the product of PD and LGD. The allowance for credit losses model estimates instances of loss and the average severity of losses using the characteristics of the loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk. Management’s periodic evaluation of the adequacy of the allowance takes into consideration the Company’s probable inherent risks in the homogeneous loan portfolio and current economic conditions, including the geographic regions where the Company has a concentration. Key segmentation in the technique is origination vintage, remaining contractual term, risk score and state of origination. The model produces a variety of alternative economic scenarios. The Company considers how macroeconomic and other factors might impact expected credit losses over the remaining maturity of the portfolio and determines which scenario(s) and specific scenario weights are applied within the estimation.
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
•We evaluated the reasonableness of management’s judgments related to the selection and weighting of macroeconomic forecast scenarios by comparing the forecast data to other independent sources as well as comparing their selection of the weighting and scenarios to those recommended by a reputable third-party economic service provider.
•We compared the output of the estimated allowance for credit losses to the consolidated financial statements and assessed the reasonableness of the related disclosures.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 31, 2026
We have served as the Company’s auditor since 2002.

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2025 AND 2024
(in thousands, except share data)
ASSETS

	2025	2024

Cash and cash equivalents (Note 1)	$18,171	$35,931

Restricted cash (Note 1)	28,194	8,784

Loans (Note 2):
Direct cash loans	1,308,075	1,080,371
Real estate loans	18,859	23,365
Sales finance contracts	120,669	154,677
	1,447,603	1,258,413

Less: Unearned finance charges	237,338	199,844
Unearned insurance premiums	86,025	73,504
Allowance for credit losses	76,279	73,366
Loans, net	1,047,961	911,699

Investment securities available-for-sale (Note 3)	275,341	255,967

Other assets:
Premises and equipment, less accumulated depreciation and amortization of $63,864 and $60,362 in 2025 and 2024, respectively (Note 4)	15,521	15,515
Operating lease right-of-use assets (Note 9)	40,257	40,737
Deferred acquisition costs	5,495	4,465
Due from non-affiliated insurance company	4,297	3,597
Other miscellaneous assets	25,566	34,968
	91,136	99,282

Total assets	$1,460,803	$1,311,663
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2025 AND 2024
(in thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

	2025	2024

Senior debt (Note 7):
Bank borrowings	$220,700	$151,869
Senior demand notes, including accrued interest	92,751	91,100
Commercial paper	762,557	718,725
	1,076,008	961,694

Accounts payable and accrued expenses:
Operating lease liabilities (Note 9)	41,728	42,027
Other accounts payable and accrued expenses	39,520	26,462
	81,248	68,489

Subordinated debt (Note 8)	32,793	30,769

Total liabilities	1,190,049	1,060,952

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock
$100 par value; 6,000 shares authorized; no shares outstanding	—	—
Common stock
Voting shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170	170
Non-voting shares; no par value; 198,000 shares authorized; 168,318 shares outstanding	—	—
Accumulated other comprehensive loss	(21,848)	(27,222)
Retained earnings	292,432	277,763
Total stockholders' equity	270,754	250,711

Total liabilities and stockholders' equity	$1,460,803	$1,311,663
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in thousands, except per share data)

	2025	2024	2023
Interest income:
Finance charges	$348,192	$296,508	$276,974
Net investment income	11,296	10,735	10,039
	359,488	307,243	287,013
Interest expense:
Senior debt	56,532	53,668	42,094
Subordinated debt	1,683	1,482	1,100
	58,215	55,150	43,194

Net interest income	301,273	252,093	243,819

Provision for credit losses (Note 2)	104,638	83,387	87,388

Net interest income after provision for credit losses	196,635	168,706	156,431

Net insurance income:
Premiums	68,755	63,571	56,571
Insurance claims and expense	(16,205)	(16,003)	(16,204)
	52,550	47,568	40,367

Other revenue	9,121	6,985	7,775

Operating expenses:
Personnel expense	142,562	124,597	111,763
Occupancy expense	24,019	22,241	20,705
Other expense	70,831	76,330	66,754
	237,412	223,168	199,223

Income before income taxes	20,894	91	5,350

Provision for income taxes (Note 13)	6,225	5,696	4,820

Net income / (loss)	$14,669	$(5,605)	$530

Basic earnings per share:
170,018 Shares outstanding for all periods (1,700 voting, 168,318 non-voting)	$86.28	$(32.97)	$3.12
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in thousands)

	2025	2024	2023
Net income / (loss)	$14,669	$(5,605)	$530

Other comprehensive income / (loss):
Net changes related to available-for-sale securities:
Unrealized gains (losses)	6,807	(10,175)	9,743
Income tax (provision) benefit	(1,430)	2,183	(2,026)
Net unrealized gains (losses)	5,377	(7,992)	7,717

Less reclassification of gains to net income	3	275	271

Total other comprehensive income / (loss)	5,374	(8,267)	7,446

Total comprehensive income / (loss)	$20,043	$(13,872)	$7,976
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount

Balance at December 31, 2022	170	$170	$285,524	$(26,401)	$259,293

Comprehensive income:
Net income for 2023	—	—	530	—
Other comprehensive income	—	—	—	7,446
Total comprehensive income	—	—	—	—	7,976
Cash distributions paid	—	—	(2,686)	—	(2,686)

Balance at December 31, 2023	170	$170	$283,368	$(18,955)	$264,583

Comprehensive income:
Net loss for 2024	—	—	(5,605)	—
Other comprehensive loss	—	—	—	(8,267)
Total comprehensive loss	—	—	—	—	(13,872)

Balance at December 31, 2024	170	$170	$277,763	$(27,222)	$250,711

Comprehensive Income:
Net income for 2025	—	—	14,669	—
Other comprehensive income	—	—	—	5,374
Total comprehensive income	—	—	—	—	20,043

Balance at December 31, 2025	170	$170	$292,432	$(21,848)	$270,754
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in thousands)

	2025	2024	2023

Cash flows from operating activities:
Net income / (loss)	$14,669	$(5,605)	$530
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Provision for credit losses	104,638	83,387	87,388
Depreciation and amortization	9,394	9,479	6,606
Deferred tax expense (benefit)	962	517	392

Net (gains) due to called redemptions of marketable securities, gain on sales of equipment and amortization on securities	(473)	(716)	(661)
Decrease / (increase) in other assets	1,967	(9,419)	(8,883)
Increase / (decrease) in other liabilities	13,057	6,509	(11,211)
Net cash provided by operating activities	144,214	84,152	74,161

Cash flows from investing activities:
Loans originated or purchased	(853,975)	(619,850)	(642,892)
Loan payments	613,076	487,539	493,004
Purchases of securities, available for sale	(12,673)	(22,410)	(38,011)
Sales / redemptions of securities, available for sale	575	6,781	18,040
Capital expenditures	(5,882)	(6,062)	(11,493)
Proceeds from sale of fixed assets	—	13	—
Net cash (used in) investing activities	(258,879)	(153,989)	(181,352)

Cash flows from financing activities:
Net (decrease) in senior demand notes	1,629	(9,489)	(11,757)
Advances on credit line	277,958	424,543	239,172
Payments on credit line	(209,127)	(394,724)	(184,653)
Commercial paper issued	119,453	243,815	146,378
Commercial paper redeemed	(75,621)	(186,664)	(109,390)
Subordinated debt securities issued	9,590	9,726	6,796
Subordinated debt securities redeemed	(7,567)	(7,490)	(7,268)
Dividends / distributions paid	—	—	(2,686)
Net cash provided by financing activities	116,315	79,717	76,592

Change in cash, cash equivalents and restricted cash	1,650	9,880	(30,599)
Cash, cash equivalents and restricted cash, beginning	44,715	34,835	65,434
Cash, cash equivalents and restricted cash, ending	$46,365	$44,715	$34,835
Cash paid during the year for -
Interest paid	$57,716	$54,882	$41,752
Federal income taxes paid, net of refunds	5,110	5,215	4,764
Non-cash transactions for -
ROU assets and associated liabilities	6,464	9,241	10,311
Loan renewals	805,004	717,476	584,634
Shareholder qualifying subordinated debt	18,700	—	—
See Notes to Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business:
1st Franklin Financial Corporation (the "Company" or "1FFC") is a consumer finance company headquartered in Toccoa, Georgia which originates and services consumer loans, real estate loans and sales finance contracts through its branch network, which consists of 374 branch offices located throughout the southern United States. The Company also writes credit life, accident and health, unemployment and property insurance when requested by customers and acts as an agent for a non-affiliated insurance company specializing in such insurance.
Two of the Company's wholly owned subsidiaries, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company (the "Frandiscos"), reinsure the credit insurance policies written on behalf of the Company's customer base. The Company conducts its lending operations under the provisions of various federal and state laws and regulations, and Georgia insurance regulations.
Basis of Consolidation:
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary materially from these estimates.
Operating Segments:
Operating segments are components of a business about which separate financial information is available and evaluated regularly in deciding how to allocate resources and assessing performance as prescribed under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280 – Segment Reporting ("ASC 280"). ASC 280 requires entities to report certain financial information about operating segments in interim and annual financial statements.
For the year ended December 31, 2025, management determined that 1FFC has one reportable segment that encompasses its core consumer finance activities. This determination reflects a change in the Company's reportable segment in prior reporting periods as decisions to allocate resources were historically primarily driven on a geographical basis in two reportable segments. The impact of the change in reportable segments is not material to the consolidated results of the Company and did not have a material impact on the decision making process to allocate resources.
The Company's operations are divided among geographic regions through its branch network. Those regions have similar economic characteristics and products. The segment provides one primary product to our customer base which are delivered through a variety of channels including the Company's branch network, live checks, and the internet. Due to the nature of 1FFC's loan product offerings, there are no individually significant customers. The Company allocates resources and assesses operational and financial performance to on a consolidated basis because its product offerings require similar marketing strategies, and do not significantly differ on the basis of geographic areas and/or related regulatory environments. The Company's Chief Operating Officer is the Chief Operating Decision Maker ("CODM") and is responsible for allocating resources and assessing financial performance.

The CODM uses the net income results to assess performance and enable decision making when allocating resources. Total assets as presented on the Consolidated Statements of Financial Position is used to measure segment assets. The CODM reviews significant expense categories that align with those presented in the Consolidated Statements of Income. Net income is also used to monitor budget versus actual results, assess internal forecasts, and benchmark performance.
Cash:
1FFC's total cash is comprised of cash and cash equivalents and restricted cash. Restricted cash consists of funds held in restriction in accordance with certain requirements imposed on the Frandiscos by the state of Georgia and to meet the reserve requirements of its reinsurance agreements. Restricted cash also includes escrow deposits held on behalf of certain real estate customers.
Investment Securities:
Investment securities are reported at their fair market value. Management has designated the Company’s portfolio of investment securities as available for sale at December 31, 2025 and 2024. There are no investments classified as held to maturity at December 31, 2025 or 2024.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are generally amortized or accreted on the level yield method without anticipating pre-payments. Premiums on callable investment securities are amortized to their earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Unrealized holding gains or losses are amortized/accreted into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.
Unrealized gains and losses are excluded from earnings and reported in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss).
Loans:
Net loans are carried on an amortized cost basis and generally classified as held for investment based on management’s intention at the time of origination. Amortized cost includes the remaining principal balance, accrued interest, and net unamortized deferred fees and costs.
Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the loan.
Loan renewals are a significant contributor to new loan volumes and are considered a termination of the previous loan. A customer's loan renewal payoff includes the outstanding principal balance along with the associated unearned finance charges. 1FFC may renew delinquent loans if the customer meets the Company’s underwriting criteria and there are no evident factors that will affect the customer’s ability to repay the renewed loan.
Substantially all renewals include a non-cash component that represents the exchange of the original principal balance for the new principal balance and a cash component for the net proceeds distributed to the customer for the additional amount borrowed. The cash component is presented as outflows from investing activities and the non-cash component is presented as a non-cash activity on the Consolidated Statements of Cash Flows.
Past due status is based on contractual terms of the loan.
The accrual of interest is generally discontinued when a loan becomes 60 days past due or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectable in the normal course of business.
All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest payments are reflected as a reduction of the carrying amount of the loan and interest income is not recognized until the loan balance is reduced to zero.
1FFC generally charges off a loan when a full contractual payment has not been received in the preceding 180 days. There are limited situations where a loan may be more than 180 days past due and not charged off - specifically pending insurance transactions and bankruptcy status.
Concentration of Credit Risk:
Most of 1FFC’s business activity is with customers located within the markets where it has branch operations. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy within its markets.
Premises and Equipment:
Office machines, equipment, internal use software, and Company automobiles are recorded at cost and depreciated on a straight-line basis over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over five years or less depending on the term of the applicable lease.
The Company annually evaluates whether events and circumstances have occurred or triggering events have occurred that indicate the carrying amount of property and equipment may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. Based on management’s evaluation, there was no impairment of the carrying value of the long-lived assets, including property and equipment, at December 31, 2025 or 2024.
Insurance Claims and Policy Reserves:
Claims of the insurance subsidiaries are expensed as incurred and reserves are established for incurred but not reported claims. Reserves for claims totaled $7.9 million and $7.2 million at December 31, 2025 and 2024, respectively, and are included in unearned insurance premiums on the Consolidated Statements of Financial Position.
Revenue Recognition:
Interest income is recognized using the effective interest method, whereby the Company recognizes interest revenue equitably over the term of the loan. Unearned finance charges on pre-compute loans are rebated utilizing statutory methods, which often is the Rule of 78's method. The difference between income recognized under the effective interest and Rule of 78's method is recognized at the time of rebate as an adjustment to interest income.
Premiums on property and casualty credit, credit life and accident and health insurance policies are deferred and earned over the insurance coverage term using either the pro-rata method or the effective yield method. Rebates are computed using statutory methods. The difference between income recognized under the effective interest and statutory method is recognized at the time of rebate as an adjustment to income.
Policy acquisition costs of the Frandisco insurance subsidiaries are deferred and amortized to expense over the life of the policies on the same methods used to recognize premium income.
The Company sells auto club memberships as an agent for a third party. The Company has no further obligations after the date of sale as all claims for benefits are paid and administered by the third party. Commissions received from the sale of auto club memberships are earned at the time the membership is sold.
Income Taxes:
The Company has elected to be treated as an S Corporation for income tax purposes, and as such, no provision for income taxes has been recorded by the Company. The Frandiscos are treated as taxable entities and income taxes are provided for where applicable. Further, certain states do not recognize S Corporation status. As such, the Company accrued amounts necessary to pay the required income taxes in such states. Refer to Note 13, Income Taxes, for further disclosure regarding the Company’s tax position.
1FFC recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the consolidated financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. The Company had no uncertain tax positions at December 31, 2025 and 2024.
Fair Values of Financial Instruments:
Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 5, Fair Value Measurements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Loss Contingencies:
Loss contingencies, including claims and legal actions arising from the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Earnings per Share:
The Company has no contingently issuable common shares, thus basic and diluted earnings per share amounts are the same.
Change in Financial Statement Presentation:
Effective for the year ended December 31, 2025, 1FFC has changed the presentation of its consolidated financial statements from amounts expressed in whole dollars to amounts expressed in thousands of dollars. This change is for presentation purposes only and does not affect the Company's reported financial position, results of operations, or cash flows. Prior period amounts have been reclassified to conform to the current year presentation.
Accounting Standards Updates and Recently Adopted Standards:
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhancing the transparency and decision usefulness of income tax disclosures. The amendment, among other things, improves transparency of income tax disclosures by requiring more consistent categories and greater disaggregation of information in rate reconciliations, and disaggregation of income taxes paid by jurisdiction. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company adopted and applied the update on a prospective basis. Accordingly, the guidance was applied to transactions and events occurring on or after the adoption date, and prior-period amounts were not restated. Implementation of the update did not have a material effect on the Company’s consolidated financial statements. See Note 13, Income Taxes, for the Company's enhanced disclosures to reflect the adoption of this update.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), further clarified by ASU No. 2025-01. The update requires disclosure of specified information about certain expenses, including: employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain other expenses, gains and losses that are already required to be disclosed in the same disclosure as other disaggregation requirements. This guidance is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. 1FFC is currently evaluating the impact of this update on its consolidated financial statements but does not expect the new guidance to have a material impact on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The update expands the population of acquired financial assets subject to the gross-up approach in Topic 326 to include acquired seasoned loans without credit deterioration (excluding credit cards). This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with early adoption permitted. The amendments in this update are to be applied prospectively to loans that are acquired on or after the initial application date. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update provides a comprehensive list of interim disclosures that are required by GAAP to provide clarity about the current requirements. The update also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update can be applied prospectively or retrospectively. 1FFC does not expect the new guidance to have a material impact on its consolidated financial statements.
2.    LOANS AND ALLOWANCE FOR CREDIT LOSSES
The Company primarily makes consumer loans to individuals for personal or family needs, in relatively small amounts with maturities of approximately 2 years. The Company historically extended real estate loans. Beginning in 2024, 1FFC discontinued the origination of real estate loans, and the portfolio is currently in runoff. The Company also purchases sales finance contracts from various dealers.
Loans and sales finance contracts are held for investment and recorded on the Consolidated Statements of Financial Position on an amortized cost basis. Discounts and premiums on purchased loans are accreted or amortized to interest income over the estimated life of the loans using methods that approximate the effective interest method. Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of loans in the consolidated balance sheets as the payments on such policies are generally used to reduce outstanding balances.
Interest income on loans is recognized as revenue on an accrual basis using the effective interest method. The net amount of nonrefundable origination fees, and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual life of the loan using methods that approximate the effective interest method. If a loan liquidates before amortization is complete, the Company applies any unamortized fees and origination costs to interest income at the date of liquidation. The Company recognizes late charges and prepayment penalties as revenue when received.
Loan Renewals
Loan renewals are an important part of 1FFC’s business and are accounted for in accordance with the applicable guidance in ASC Topic 310-20 – Nonrefundable Fees and Other Costs. Our customers use renewals to extend and expand their lending relationships. The Company generally offers loan renewals to existing customers who have demonstrated an ability and willingness to repay amounts owed to us. Renewals typically refinance one or more of a customer’s loans into a single new loan, which in some cases will be for a larger principal balance than the customer’s original loan, though 1FFC permits renewals of existing loans at or below the original loan amount. In evaluating a loan for renewal, in addition to standard underwriting requirements, the Company will take into consideration the customer’s prior payment performance, which 1FFC believes to be an indicator of the customer’s future credit performance.
When a renewal is generated, the original loan(s) are extinguished along with the associated unearned finance charges. Substantially all renewals include a non-cash component that represents the exchange of the original principal balance for the new principal balance and a cash component for the net proceeds distributed to the customer for the additional amount borrowed.

Cash, unearned finance charges, origination fees, discounts, premiums, deferred fees, and, in the instance of a loan renewal, the net payoff of the of the renewed loan are included in the loan origination amount. The cash component of the loan origination is included in the Statement of Cash Flows in the Cash Flows from Investing Activities as Loans Originated or Purchased, while the non-cash component is presented as a non-cash investing activity.
Loan Portfolio Performance
The Company monitors and classifies delinquent accounts at the end of each month according to the number of installment payments past due.
Loans are generally placed on non-accrual status after two missed payments. For loans placed on non-accrual status, the Company ceases accruing interest and finance charges and previously accrued interest is reversed against interest income. Finance charges are only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Loans generally return to accrual status when the outstanding balance is less than 2 payments (or 60 days) past due.
The Company’s balances on non-accrual loans by loan class at December 31, 2025 and 2024 are as follows (in thousands):

Loan Class	December 31, 2025	December 31, 2024

Direct Cash Loans	$58,802	$47,880
Real Estate Loans	1,407	1,464
Sales Finance Contracts	4,863	6,741
Total	$65,072	$56,085
1FFC generally charges off a loan when a full contractual payment has not been received in the preceding 180 days. There are limited exception situations where a loan may be more than 180 days past due and not charged off - specifically pending insurance transactions and bankruptcy status. The amount charged off is the unpaid balance less the unearned finance charges and the unearned insurance premiums, if applicable.
The Company considers the loan portfolio to be a homogenous loan pool for purposes of calculating the allowance for credit losses due to similar risk characteristics, pricing, and term, among other factors. 1FFC also evaluates credit quality based on the aging status of the loan and by payment activity. Accounts are classified in delinquency categories of 30-59 days (1 installment), 60-89 days (2 installments), or 90 or more days (3+ installments) past due. The Company categorizes its loans into risk categories based on relevant information about the ability of borrowers to service their debt. 1FFC analyzes the loan portfolio by credit risk and updates the rating periodically based on current credit information. These risk ratings serve as the Company’s primary credit-quality indicator under ASC 326 – Financial Instruments - Credit Losses. The following are definitions for the loan portfolio risk ratings:

Performing – Loans in this category are current or less than 60 days past due and are considered to have a low probability of default.

Non-performing – Loans in this category meet the Company’s non-accrual policy based on grade delinquency rules. A loan is generally considered to be non-accrual when two payments remain unpaid.

An age analysis of balances past due, segregated by loan class, as of December 31, 2025 and 2024 is as follows (in thousands):

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$32,184	$20,223	$38,601	$91,008
Real Estate Loans	707	406	1,001	2,114
Sales Finance Contracts	3,322	1,964	2,900	8,186
Total	$36,213	$22,593	$42,502	$101,308

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$36,734	$21,573	$31,168	$89,475
Real Estate Loans	1,213	299	1,308	2,820
Sales Finance Contracts	6,140	3,298	3,801	13,239
Total	$44,087	$25,170	$36,277	$105,534
While delinquency rating analysis is a primary credit quality indicator, 1FFC also considers the ratio of bankrupt accounts to the total loan portfolio in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses. The ratio of bankrupt accounts to total principal loan balances outstanding at December 31, 2025 and December 31, 2024 was 1.30% and 1.38% respectively.
The following tables present the balance in each segment in the portfolio for the period indicated based on payment performance by year of origination (in thousands):

	Payment Performance – Balance by Origination Year as of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total Balance

Direct Cash Loans
Performing	$1,009,416	$171,538	$46,258	$15,694	$5,108	$1,259	$1,249,273
Nonperforming	39,164	13,514	3,603	1,584	701	236	58,802
	$1,048,580	$185,052	$49,861	$17,278	$5,809	$1,495	$1,308,075
Real Estate Loans:
Performing	$—	$2,454	$—	$854	$6,494	$7,650	$17,452
Nonperforming	—	—	—	97	607	703	1,407
	$—	$2,454	$—	$951	$7,101	$8,353	$18,859
Sales Finance Contracts:
Performing	$46,711	$31,957	$23,268	$10,618	$2,807	$445	$115,806
Nonperforming	1,131	1,553	1,044	697	364	74	4,863
	$47,842	$33,510	$24,312	$11,315	$3,171	$519	$120,669

	Payment Performance – Balance by Origination Year as of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total Balance

Direct Cash Loans
Performing	$800,186	$158,244	$48,387	$16,568	$2,776	$1,259	$1,027,420
Nonperforming	25,250	15,082	4,891	2,030	394	234	47,881
	$825,436	$173,326	$53,278	$18,598	$3,170	$1,493	$1,075,301
Real Estate Loans:
Performing	$2,249	$4	$953	$7,893	$3,256	$6,927	$21,282
Nonperforming	—	—	82	593	351	437	1,463
	$2,249	$4	$1,035	$8,486	$3,607	$7,364	$22,745
Sales Finance Contracts:
Performing	$61,721	$50,929	$23,370	$8,530	$2,124	$224	$146,898
Nonperforming	1,511	2,669	1,568	702	237	54	6,741
	$63,232	$53,598	$24,938	$9,232	$2,361	$278	$153,639
Allowance for Credit Losses:
1FFC considers the loan portfolio to be a homogenous loan pool for purposes of the allowance for credit losses calculation based upon the consistent risk characteristics inherent in the portfolio. No loans are reviewed on an individual basis for potential credit risk. The Company utilizes a Probability of Default (“PD”)/Loss Given Default (“LGD”) model to estimate the allowance for credit losses whereby estimated loss is equal to the product of PD and LGD. The allowance for credit losses model estimates instances of loss and the average severity of losses using the characteristics of the loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk.
Management’s periodic evaluation of the adequacy of the allowance for credit losses takes into consideration the Company’s probable inherent risks in the homogeneous loan portfolio and current economic conditions, including the geographic regions where the Company has a concentration.
Key segmentation in the calculation is origination vintage, remaining contractual term, risk score and state of origination. The allowance for credit loss methodology produces a variety of alternative economic scenarios. The Company considers how macroeconomic and/or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects the Company’s best estimate of expected credit losses.
The allowance for credit losses increased by $2.9 million (4%) to $76.3 million as of December 31, 2025, compared to $73.4 million as of December 31, 2024.
Management believes that the allowance for credit losses is appropriate to cover expected credit losses on loans at December 31, 2025. However, because the allowance for credit losses is based on estimates, there can be no assurance that the ultimate charge-off amount will match such estimates. Management may determine it is appropriate to increase or decrease the allowance for expected credit losses in future periods, or actual losses in any period, either of which events could have a material impact on our results of operations in the future.

Gross charge-offs by origination year are as follows (in thousands):

	Twelve months ended December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans	$27,023	$70,657	$18,452	$6,036	$2,564	$1,200	$125,932
Real Estate Loans	—	12	—	—	23	—	35
Sales Finance Contracts	448	3,517	3,546	2,208	895	334	10,948
Total	$27,471	$74,186	$21,998	$8,244	$3,482	$1,534	$136,915

	Twelve months ended December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Direct Cash Loans	$23,271	$54,560	$18,152	$5,653	$1,097	$826	$103,559
Real Estate Loans	—	—	—	(4)	—	10	6
Sales Finance Contracts	544	4,857	3,543	1,673	800	160	11,577
Total	$23,815	$59,417	$21,695	$7,322	$1,897	$996	$115,142
The following represents the rollforward of the allowance for credit losses for the periods presented (in thousands):

	2025
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Balance at January 1, 2025	$63,371	$1,616	$8,379	$73,366
Provision for Credit Losses	98,646	(349)	6,341	104,638
Charge-offs	(125,932)	(35)	(10,948)	(136,915)
Recoveries	32,584	3	2,603	35,190
Ending Balance	$68,669	$1,235	$6,375	$76,279

	2024
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Balance at January 1, 2024	$59,624	$2,488	$9,250	$71,362
Provision for Credit Losses	76,037	(872)	8,222	83,387
Charge-offs	(103,559)	(6)	(11,577)	(115,142)
Recoveries	31,269	6	2,484	33,759
Ending Balance	$63,371	$1,616	$8,379	$73,366
Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company allows refinancing of delinquent loans on a case-by-case basis for those who satisfy certain eligibility requirements. The eligible customers can include those experiencing temporary hardships, lawsuits, or those who have declared bankruptcy. In most cases, loans eligible for restructuring are between 90 and 180 days past due. The Company does not allow the amount of the new loan to exceed the original amount of the existing loan. Refinancing also provides a resolution to temporary financial setbacks for these borrowers and sustains their credit rating.
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
The information relating to modifications to borrowers experiencing financial difficulty for the period indicated are as follows (in thousands, except for %):

	Year ended December 31, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$6,804	0.5%	$17,661	1.4%	$2,795	0.2%	$32	—%	$33,107	2.5%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	189	0.2%	903	0.7%	365	0.3%	—	—%	2,070	1.7%
Total	$6,993	0.5%	$18,564	1.3%	$3,160	0.2%	$32	—%	$35,177	2.4%

	Year ended December 31, 2024

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$15,800	19.9%	$15,336	19.3%	$8,046	10.1%	$23,757	29.9%	$16,514	20.8%
Real Estate Loans	91	65.8%	37	26.8%	3	2.4%	—	—%	7	5.0%
Sales Finance Contracts	774	10.2%	826	10.9%	1,134	14.9%	4,325	57.0%	533	7.0%
Total	$16,665	19.1%	$16,199	18.5%	$9,183	10.5%	$28,082	32.2%	$17,054	19.6%

	Year ended December 31, 2023

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$22,079	19.7%	$20,566	18.3%	$13,315	11.9%	$35,274	31.4%	$21,019	18.7%
Real Estate Loans	281	75.6%	48	12.9%	25	6.8%	—	—%	17	4.7%
Sales Finance Contracts	696	6.2%	977	8.7%	1,865	16.7%	7,008	62.6%	643	5.8%
Total	$23,056	18.6%	$21,591	17.4%	$15,205	12.3%	$42,282	34.1%	$21,679	17.5%
The financial effects of the modifications to borrowers experiencing financial difficulty for the period indicated are as follows:

As of and for the year ended December 31, 2025
Loan Modification	Loan Class	Financial Effect
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 29.6% to 19.8%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.9% to 11.4%
Term Extension	Direct Cash Loans	Added a weighted-average 11 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted-average 16 months to the term
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $1.9 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.3 million

As of and for the year ended December 31, 2024
Loan Modification	Loan Class	Financial Effect
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 28.6% to 18.8%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 19.3% to 8.5%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.2% to 15.7%
Term Extension	Direct Cash Loans	Added a weighted-average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted-average 19 months to the term
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $8.1 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $1.1 million

As of and for the year ended December 31, 2023
Loan Modification	Loan Class	Financial Effect
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 28.3% to 19.0%
	Real Estate Loans	Reduced the weighted-average contractual interest rate from 18.3% to 6.6%
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 21.9% to 15.7%
Term Extension	Direct Cash Loans	Added a weighted-average 16 months to the term
	Real Estate Loans	Added a weighted-average 28 months to the term
	Sales Finance Contracts	Added a weighted-average 17 months to the term
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $13.3 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $1.9 million

Aging of loans modified to borrowers experiencing financial difficulty in the past 12 months are as follows (in thousands):

	December 31, 2025

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans	$55,473	$6,152	$5,787	$67,412
Real Estate Loans	—	—	—	—
Sales Finance Contracts	1,743	436	564	2,743
Total	$57,216	$6,588	$6,351	$70,155

	December 31, 2024

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans	$45,908	$12,995	$20,550	$79,453
Real Estate Loans	36	19	84	139
Sales Finance Contracts	4,709	1,309	1,573	7,591
Total	$50,653	$14,323	$22,207	$87,183

	December 31, 2023

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans	$53,389	$9,332	$11,215	$73,936
Real Estate Loans	183	—	197	380
Sales Finance Contracts	6,361	1,202	1,107	8,670
Total	$59,933	$10,534	$12,519	$82,986
Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off (in thousands):

	Twelve months ended December 31, 2025

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Direct Cash Loans	$434	$1,132	$466	$4	$1,383
Real Estate Loans	47	—	16	—	—
Sales Finance Contracts	27	67	27	—	244
Total	$508	$1,199	$509	$4	$1,627

	Twelve months ended December 31, 2024

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Direct Cash Loans	$3,455	$6,317	$2,179	$1,252	$2,214
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	204	317	145	70	355
Total	$3,659	$6,634	$2,324	$1,322	$2,569

	Twelve months ended December 31, 2023

Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction

Direct Cash Loans	$8,017	$1,415	$4,772	$2,703	$2,501
Real Estate Loans	—	—	5	—	—
Sales Finance Contracts	222	66	420	398	82
Total	$8,239	$1,481	$5,197	$3,101	$2,583

3.    INVESTMENT SECURITIES
Investment securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025:
Obligations of states and political subdivisions	$302,996	$1,993	$(29,648)	$275,341

December 31, 2024:
Obligations of states and political subdivisions	$290,425	$683	$(35,141)	$255,967
The amortized cost and estimated fair values of investment securities at December 31, 2025, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$260	$260
Due after one year through five years	6,539	6,587
Due after five years through ten years	49,972	50,199
Due after ten years	246,225	218,295
Total	$302,996	$275,341
The following table provides an analysis of available-for-sale investment securities in an unrealized loss position for which an allowance for credit losses is unnecessary (in thousands).

	Less than 12 Months		12 Months or Longer		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$7,537	$(121)	$167,845	$(29,527)	$175,382	$(29,648)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$97,056	$(2,934)	$125,068	$(32,208)	$222,124	$(35,142)
The previous two tables represent 179 investments and 244 investments held by the Company at December 31, 2025 and 2024, respectively, the majority of which were rated "A" or higher. The unrealized losses on the Company's investments were the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, management concluded that an allowance for credit losses was not required at December 31, 2025 or at December 31, 2024.
There were no sales of securities during the year ended December 31, 2025. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $0.6 million with no net gains as of December 31, 2025.
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
There were no sales of securities during the year ended December 31, 2023. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $18.0 million with a net gain of $0.2 million as of December 31, 2023.
4.    PREMISES AND EQUIPMENT
For the periods indicated, premises and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024

Furniture and fixtures	$45,538	$43,385
Leasehold improvements	23,215	21,310
Aircraft	4,249	4,188
Automobiles	3,686	4,297
Buildings	1,306	1,306
Building improvements	1,184	1,184
Land	207	207
	79,385	75,877
Less accumulated depreciation	(63,864)	(60,362)
Premises and equipment, net	$15,521	$15,515
Depreciation expense was $6.0 million, $5.3 million, and $5.2 million for 2025, 2024, and 2023, respectively.
5.    FAIR VALUE MEASUREMENTS
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability as outlined in FASB ASC 820 – Fair Value Measurement. As a basis for considering market participant assumptions in fair value measurements, 1FFC uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has processes in place to review the significant valuation inputs and to reassess how the instruments are classified in the valuation framework.
Fair Value Hierarchy
Level 1 - Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that 1FFC has the ability to access.
Level 2 - Valuation is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; as well as inputs that are observable for the asset or liabilities (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.
Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any related market activity.
The Company is responsible for the valuation process and as part of this analysis may use data from outside sources to establish fair value. The Company performs due diligence to understand the inputs or how the data was calculated or derived.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Investment Securities: The fair values of investment securities available for sale is generally based on quoted market prices or observable market prices for similar instruments. Management utilizes a third-party pricing service to assist with determining the fair value of our securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values consider recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. Quoted prices are subject to our internal price verification procedures. The fair values of common stocks and mutual funds are based on unadjusted quoted market prices in active markets. We validate prices received using a variety of methods, including, but not limited to comparison to other pricing services or corroboration of pricing by reference to independent market data. There was no change in this methodology during any period reported.
Assets measured at fair value as of December 31, 2025 and 2024 are available-for-sale investment securities which are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
December 31, 2025	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Obligations of states and political subdivisions	$—	$275,341	$—	$275,341
Available-for-sale investment securities	$—	$275,341	$—	$275,341

December 31, 2024
Obligations of states and political subdivisions	$—	$255,967	$—	$255,967
Available-for-sale investment securities	$—	$255,967	$—	$255,967
As of the periods indicated above, there were no financial assets or liabilities measured at fair value on a non-recurring basis.

Cash and restricted cash: The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization. Cash and cash equivalents are classified as a Level 1 financial asset.
Loans: The fair value of the Company's consumer loans and sales finance contracts approximate the carrying value since the estimated life, assuming prepayments, is short-term in nature. The fair value of the Company's real estate loans approximates the carrying value as the interest rates charged by the Company are fixed. Loans are classified as a Level 3 financial asset.
Senior Debt: Senior debt is comprised of senior demand notes, commercial paper and bank borrowings. The carrying value of the Company's senior demand notes and commercial paper approximates fair value due to the relatively short period of time between the origination of the instruments and their expected repayment term. The carrying value of bank borrowings approximates fair value due to the short term duration of borrowings and repayment. Senior debt is classified as a Level 2 financial liability.
Subordinated Debt: The carrying value of the Company's subordinated debt securities approximates fair value due to the re-pricing frequency of the securities. Subordinated debt securities are classified as a Level 2 financial liability.

6.    INSURANCE SUBSIDIARY RESTRICTIONS
As of December 31, 2025 and 2024, 99% and 99%, respectively, of the Company's cash and cash equivalents and investment securities were maintained in the Company’s insurance subsidiaries. State insurance regulations limit the types of investments an insurance company may hold in its portfolio. These limitations specify types of eligible investments, quality of investments and the percentage a particular investment may constitute of an insurance company’s portfolio.
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
On November 14, 2025, management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $115.0 million from Frandisco Life Insurance Company and $135.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department approved the requests on December 3, 2025. At December 31, 2025, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $139.3 million and $125.6 million, respectively. Effective February 12, 2026, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2028.
On December 12, 2024, management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $90.0 million from Frandisco Life Insurance Company and $105.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department did not deny such requests within the 30 days allotted by law, thereby granting approval for transactions on or before December 31, 2025. At December 31, 2024, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $142.6 million and $120.7 million, respectively. The maximum aggregate amount of dividends these subsidiaries could pay to the Company in 2024 without prior approval of the Georgia Insurance Commissioner was approximately $56.2 million. Effective February 1, 2025, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company amended previous unsecured revolving line of credits available to the Company extending the terms to December 31, 2028.

7.    SENIOR DEBT
Effective December 6, 2024, the Company entered into a credit agreement (the "Credit Agreement") with BMO Bank, N.A. As amended to date, the Credit Agreement provides for borrowings up to $300.0 million or 75% of the Company's net loans, whichever is less, subject to certain limitations. All borrowings under the Credit Agreement are secured by loans of the Company. Available borrowings under the Credit Agreement were $79.3 million and $148.1 million at December 31, 2025 and 2024, respectively. Outstanding borrowings under the Credit Agreement were $220.7 million and $151.9 million at December 31, 2025 and 2024, respectively. The Credit Agreement has a commitment termination date of December 6, 2027.
Available but unborrowed amounts under the Credit Agreement are subject to a periodic unused line fee of up to 0.50%, based on the outstanding balance on the credit line. The interest rate under the Credit Agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 3.00%. The interest rate on the Credit Agreements at December 31, 2025 and 2024 was 6.87% and 7.52%, respectively.
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
The Company is required, under the Credit Agreement, to report on its performance as it relates to the covenants contained therein. The Company informed BMO Bank, N.A. that it was not in compliance with the consolidated tangible net worth ratio covenant for each of the three months in the period ended September 30, 2025, each instance of which constituted an event of default under the Credit Agreement. At September 30, 2025, the Company exceeded the maximum consolidated tangible net worth ratio of 3.75, with a ratio of 3.76. The Company requested and received a waiver of the designated defaults from the bank syndicate. At December 31, 2025, the Company was in compliance with all debt covenants.
The Company has two lines of credit available from its subsidiaries. Frandisco Property and Casualty advanced $30.0 million to 1FFC on its credit line in August 2023 and advanced an additional $15.0 million in October 2025. Frandisco Life Insurance Company advanced $5.0 million to the Company on its credit line in October 2025. The outstanding balance on the lines of credit, including accrued interest, was $52.3 million with Frandisco Property and Casualty Insurance Company and $5.1 million with Frandisco Life Insurance Company as of December 31, 2025, respectively. Outstanding balances related to credit lines with the Frandiscos are eliminated upon consolidation.
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

Commercial paper is issued by the Company only to qualified investors, in amounts in excess of $50,000, with maturities of less than 260 days and at interest rates the Company believes are competitive in the marketplace. Additional data related to the Company's senior debt is as follows (in thousands, except % data):

Year Ended December 31	Weighted Average Interest Rate at End of Year	Maximum Amount Outstanding During Year	Average Amount Outstanding During Year	Weighted Average Interest Rate During Year (1)

2025
Bank Borrowings	6.87%	$220,700	$162,651	7.32%
Senior Demand Notes	1.91	96,608	91,240	1.90
Commercial Paper	5.46	762,557	742,787	5.70

2024
Bank Borrowings	7.52%	$154,850	$111,916	8.03%
Senior Demand Notes	1.90	104,826	95,809	1.90
Commercial Paper	5.96	715,795	685,772	5.95

2023
Bank Borrowings	8.19%	$125,250	$92,381	8.05%
Senior Demand Notes	1.91	115,527	102,967	1.90
Commercial Paper	5.93	658,942	633,086	5.02
(1)Includes unused line fee and administrative fee.
8.    SUBORDINATED DEBT
The payment of the principal and interest on the Company’s subordinated debt is subordinate and junior to all unsubordinated indebtedness of the Company.
Subordinated debt consists of variable rate subordinated debentures issued by the Company, which mature four years after the date of issue. The maturity date is automatically extended for an additional four year term unless the holder or the Company redeems the debenture on its original maturity date or within any applicable grace period thereafter. The debentures are offered and sold in various minimum purchase amounts with varying interest rates with interest adjustment periods for each respective minimum purchase amount. Interest rates on the debentures automatically adjust at the end of each adjustment period. The debentures may also be redeemed by the holder at the applicable interest adjustment date or within any applicable grace period thereafter without penalty.
Redemptions at any other time are at the discretion of the Company and subject to a penalty. The Company may redeem the debentures for a price equal to 100% of the principal plus accrued but unpaid interest upon 30 days’ notice to the holder.
Interest rate information on the Company’s subordinated debt at December 31 is as follows:

Weighted Average Interest Rate as of End of Year			Weighted Average Interest Rate During Year
2025	2024	2023	2025	2024	2023

5.03%	5.04%	4.30%	4.99%	4.69%	3.68%

Maturity and redemption information relating to the Company's subordinated debt at December 31, 2025 in (thousands) is as follows:

	Amount Maturing or Redeemable at Option of Holder
	Based on Maturity Date	Based on Interest Adjustment Period

2025	$23	$23
2026	4,393	22,635
2027	5,716	8,838
2028	9,162	405
2029	13,499	892
Total	$32,793	$32,793
9.    LEASES
The Company is party to operating lease agreements, which are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Total operating lease expense was $11.5 million, $11.0 million, and $10.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s minimum aggregate future lease commitments at December 31, 2025 and 2024 are presented in the tables that follow.
ROU assets represent the Company’s right to use an underlying asset during the lease term and the operating lease liabilities represent the Company’s obligations for lease payments in accordance with the lease. Recognition of ROU assets and liabilities are recognized at the lease commitment based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commitment date or the ASC Topic 842 Leases adoption date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in Occupancy Expense in the Consolidated Statements of Income (Loss).
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

The tables below summarize lease expense and other information related to the Company’s operating leases (dollars in thousands):

Twelve Months Ended Dec 31, 2025

Operating lease expense	$9,561
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,469
Weighted-average remaining lease term – operating leases (in years)	6.65
Weighted-average discount rate – operating leases	6.30%

Lease Maturity Schedule as of December 31, 2025:	Amount
2025	$9,395
2026	8,557
2027	7,669
2028	6,337
2029	5,454
Thereafter	13,829
Total	51,241
Less: Discount	(9,513)
Present Value of Lease Liability	$41,728

Present Value of Lease Asset	$40,257

Twelve Months Ended Dec 31, 2024

Operating lease expense	$9,241
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	9,124
Weighted-average remaining lease term – operating leases (in years)	6.64
Weighted-average discount rate – operating leases	5.84%

Lease Maturity Schedule as of December 31, 2024:	Amount
2024	$9,201
2025	8,530
2026	7,641
2027	6,721
2028	5,306
Thereafter	13,463
Total	50,862
Less: Discount	(8,835)
Present Value of Lease Liability	$42,027

Present Value of Lease Asset	$40,737

10.    COMMITMENTS AND CONTINGENCIES
The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of its business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. Management does not believe there are such matters that will have a material effect on the financial statements.
1FFC suffered a cyber-attack against certain systems within the Company’s network environment in the fall of 2022. The Company filed a business interruption insurance claim which settled in 2025 for approximately $3.0 million. The insurance settlement was recorded in Premiums, a component of Net Insurance Income, on the Consolidated Statements of Income (Loss).
There are no contingencies, off-balance sheet items, or legal matters, individually or in the aggregate, expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company as of December 31, 2025.
11.    EMPLOYEE BENEFIT PLANS
401(k) Plan:
The Company offers a defined contribution 401(k) plan, which permits employees to make pre-tax retirement contributions. Substantially all employees who meet certain minimum service requirements are covered under the 401(k) plan. The Company matches employee contributions of up to 6% of their eligible compensation.
From August 1, 2023 to December 31, 2023, 1FFC paused matches on employee contributions. The Company match resumed on January 1, 2024. There was no change in the matching methodology of the 401(k) plan.
During 2025, 2024 and 2023, the Company contributed $3.2 million, $2.9 million and $1.9 million, respectively, in matching funds.
Non-Qualified Deferred Compensation Plan:
The Company sponsors a non-qualified deferred compensation plan for executive officers and certain other key employees and members of the Board. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. Specifically, the deferred compensation plan permits each employee participant to elect to defer a portion of base salary or bonus and permits each eligible director participant to elect to defer all or a portion of director’s fees. The deferred compensation plan is an unfunded obligation of 1FFC with participants of the plan being general unsecured creditors of the Company.
12.    RELATED PARTY TRANSACTIONS
1FFC engages from time to time in transactions with related parties. The Company leased a portion of its properties from certain officers or stockholders (see Note 9, Leases). The remaining payments under the leases were $0.4 million at December 31, 2025.
The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.5 million at December 31, 2025. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.
Certain directors, officers and stockholders have funds personally invested in the Company’s debt securities. As of December 31, 2025, total related party debt was approximately $62.7 million. Of the $62.7 million of related party debt, an aggregate principal amount of $18.7 million of subordinated notes were issued on December 23, 2025 to certain stockholders through a private placement. These subordinated notes are considered Qualifying Subordinated Debt for purposes of the Credit Agreement. Concurrently with the issuance and sale of the subordinated notes, and as consideration therefore an equal aggregate principal amount of the Company’s commercial paper previously held by the related parties was deemed redeemed in full and without penalty. This was a noncash transaction. Refer to Note 8, Subordinated Debt, for additional information on 1FFC’s outstanding subordinated debt. The remaining related party debt of $44.0 million carries terms and interest rates that are consistent with the market and those offered to non-affiliates.

Effective September 23, 1995, the Company entered into a Split-Dollar Life Insurance Agreement with the Trust of a member of the board of directors and a retired executive officer’s irrevocable life insurance trust. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $19.6 thousand for interest accrued during 2025 was applied to the loan on December 31, 2025. No principal payments on this loan were made in 2025. The balance on this loan at December 31, 2025 was $485.4 thousand. This was the maximum loan amount outstanding during the year.
Each of the Frandisco entities separately executed guaranty agreements in favor of BMO Bank, N.A. on December 6, 2024, in conjunction with 1FFC executing an amended and restated loan and security agreement as described in Note 7, Senior Debt. Each of the Frandisco’s liability shall be limited to an amount equal to the lesser of (a) one-half of one percent (0.50%) of the Frandisco’s admitted assets or (b) ten percent (10%) of surplus as regards policy holders as of December 31, 2018.
13.    INCOME TAXES
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
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The statute of limitations related to our Federal and State income tax returns has expired for all years up to and including 2021.
We recognize interest and penalties related to unrecognized tax benefits, “UTBs”, on the interest expense line and other expense line, respectively, in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related liability lines in the consolidated balance sheet.

The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 is made up of the following components (in thousands):

	2025	2024	2023

Current – Federal	$5,263	$5,174	$4,389
Current – State and Local	—	5	39
Total Current	5,263	5,179	4,428

Deferred tax expense (benefit)	962	517	392

Total Provision	$6,225	$5,696	$4,820
All the deferred tax expense (benefit) noted in the table above are attributed to Federal taxes. There were no deferred tax expense (benefit) to be reported in 2025, 2024, or 2023 at the state or local level. Federal income taxes paid net of refunds were $5.1 million, $5.2 million, and $4.8 million in 2025, 2024, and 2023, respectively. There were no state income taxes paid net of refunds in 2025, 2024, and 2023.
Temporary differences create deferred federal tax assets and liabilities, which are detailed below as of December 31, 2025 and 2024 (in thousands). These amounts are included in accounts payable and accrued expenses in the accompanying consolidated statements of financial position.

	As Of December 31,
	2025	2024
Deferred Tax Assets:
Unearned Premium Reserves	$2,630	$2,230
Unrealized Loss (Gain) on
Marketable Debt Securities	5,808	7,236
STAT & Tax Reserve	898	743
Other	49	39
Total Deferred Tax Assets	$9,385	$10,248

Deferred Tax Liabilities:
Insurance Commissions	(7,010)	(5,864)
Deferred Acquisition Cost Amortization	(1,974)	(1,648)
GAAP/STAT Premium Tax	(308)	(250)
Unrealized Loss (Gain) on
Other	(28)	(33)
Total Deferred Tax Liabilities	(9,320)	(7,795)
Net Deferred Tax Asset (Liability)	$65	$2,453

The Company's effective tax rate for the year ended December 31, 2025 after the adoption of ASU 2023-09 is analyzed as follows (dollars in thousands):

	2025
	$	%
Statutory Federal income tax rate	$4,388	21.0%
Increase (reduction) in income taxes resulting from:
State income taxes	—	—
Nontaxable or nondeductible items:
Tax effect of S corporation status	3,391	16.2
Tax exempt income	(1,554)	(7.4)
Total Effective Tax Rate	$6,225	29.8%
The Company's effective tax rate for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09 is analyzed as follows:

	2024	2023
Statutory Federal income tax rate	21.0%	21.0%
Tax effect of S corporation status	7,836.8	92.5
Tax exempt income	(1,594.7)	(24.1)
State income taxes	5.5	0.7
Total Effective Tax Rate	6,268.6%	90.1%
The Company did not have any tax credits, changes in unrecognized tax benefits, or other adjustments for the year ended December 31, 2025.
On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA") was signed into law in the United States. The Act makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. Certain changes include the immediate expensing of acquired business assets and a temporary suspension of the requirement to capitalize and amortize U.S. R&D expenditures. There was no material impact to the effective tax rate in the 2025 financials as a result of the enacted legislation. The Company will continue to monitor the impact of the OBBBA on future financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of 1st Franklin Financial Corporation:
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and have issued our report thereon dated March 31, 2026; such consolidated financial statements and report are included in your 2025 Annual Report on Form 10-K. Our audit also included the financial statement schedule of the Company listed in the Index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 31, 2026

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF FINANCIAL POSITION
(in thousands, except share data)

DECEMBER 31, 2025 AND 2024
ASSETS

	2025	2024

Cash and cash equivalents	$3,255	$3,997

Restricted cash	432	1,097

Loans:
Direct cash loans	1,308,075	1,080,371
Real estate loans	18,859	23,365
Sales finance contracts	120,669	154,677
	1,447,603	1,258,413

Less: Unearned finance charges	237,338	199,845
Unearned insurance commissions	32,654	29,098
Allowance for credit losses	76,279	73,366
Loans, net	1,101,332	956,104

Investments in subsidiaries	335,092	298,901

Other assets:
Premises and equipment,
Less accumulated depreciation and amortization of $63,864 and $60,362 in 2025 and 2024, respectively	15,521	15,515
Operating lease right-of-use assets	40,257	40,737
Miscellaneous	22,358	29,724
	78,136	85,976

Total assets	$1,518,247	$1,346,075

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
STATEMENTS OF FINANCIAL POSITION
(in thousands, except share data)

DECEMBER 31, 2025 AND 2024
LIABILITIES AND STOCKHOLDERS' EQUITY

	2025	2024
Senior debt:
Bank borrowings	$220,700	$151,869
Subsidiary borrowings (Note 1)	50,000	30,000
Senior demand notes, including accrued interest	92,751	91,100
Commercial paper	762,557	718,725
	1,126,008	991,694

Accounts payable and accrued expenses:
Operating lease liabilities	41,728	42,027
Other accounts payable and accrued expenses	46,964	30,874
	88,692	72,901

Subordinated debt	32,793	30,769

Total liabilities	1,247,493	1,095,364

Stockholders' equity:
Preferred Stock; $100 par value
6,000 shares authorized; no shares issued or outstanding	—	—
Common Stock:
Voting Shares; $100 par value;
2,000 shares authorized; 1,700 shares issued and outstanding as of December 31, 2025 and 2024	170	170
Non-Voting Shares; no par value;
198,000 shares authorized; 168,318 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Accumulated other comprehensive (loss)	(21,848)	(27,222)
Retained earnings	292,432	277,763
Total stockholders' equity	270,754	250,711

Total liabilities and stockholders' equity	$1,518,247	$1,346,075

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
(in thousands, except per share data)
STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
Interest income:
Finance charges	$348,191	$296,508	$276,974
Investment income	1	241	124
	348,192	296,749	277,098

Interest expense:
Senior debt	60,288	57,186	43,951
Subordinated debt	1,683	1,482	1,100
	61,971	58,668	45,051

Net interest income	286,221	238,081	232,047

Provision for credit losses	104,638	83,387	87,388

Net interest income after provision for credit losses	181,583	154,694	144,659

Net insurance income	28,216	25,739	21,545

Other revenue	9,229	7,093	7,883

Operating expenses:
Personnel expense	142,562	124,597	111,763
Occupancy expense	24,020	22,241	20,705
Other expense	68,594	74,599	65,184
	235,176	221,437	197,652

Loss before income taxes and equity in earnings of subsidiaries	(16,148)	(33,911)	(23,565)

Provision for income taxes	—	5	39

Equity in earnings of subsidiaries, net of tax	30,817	28,311	24,134

Net income / (loss)	$14,669	$(5,605)	$530

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
(in thousands)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023

Net income / (loss)	$14,669	$(5,605)	$530

Other comprehensive loss:
Net changes related to available-for-sale securities
Unrealized gain (loss)	6,807	(10,175)	9,743
Income tax (provision) benefit	(1,430)	2,183	(2,026)
Net unrealized gain (loss)	5,377	(7,992)	7,717

Less reclassification of gain to net income	3	275	271

Total other comprehensive income (loss)	5,374	(8,267)	7,446

Total comprehensive income (loss)	$20,043	$(13,872)	$7,976

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
(in thousands)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount

Balance at December 31, 2022	170	$170	$285,524	$(26,401)	$259,293

Comprehensive loss:
Net income for 2023	—	—	530	—
Other comprehensive income	—	—	—	7,446
Total comprehensive income	—	—	—	—	7,976
Cash distributions paid	—	—	(2,686)	—	(2,686)

Balance at December 31, 2023	170	$170	$283,368	$(18,955)	$264,583

Comprehensive loss:
Net loss for 2024	—	—	(5,605)	—
Other comprehensive loss	—	—	—	(8,267)
Total comprehensive loss	—	—	—	—	(13,872)

Balance at December 31, 2024	170	$170	$277,763	$(27,222)	$250,711

Comprehensive loss:
Net income for 2025	—	—	14,669	—
Other comprehensive income	—	—	—	5,374
Total comprehensive income	—	—	—	—	20,043

Balance at December 31, 2025	170	$170	$292,432	$(21,848)	$270,754

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
1st FRANKLIN FINANCIAL CORPORATION
(Parent Company Only)
(in thousands)
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023

Cash flows from operating activities:
Net income / (loss)	$14,669	$(5,605)	$530
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Provision for credit losses	104,638	83,387	87,388
Depreciation and amortization	9,394	9,479	6,606
Equity in undistributed earnings of subsidiaries	(30,817)	(28,311)	(24,134)
Net (gains) losses due to called redemptions of marketable securities, gain on sales of equipment and amortization on securities	—	(221)	(105)
Decrease / (increase) in miscellaneous assets and other	4,052	(7,722)	(5,737)
Increase / (decrease) in other liabilities	16,089	9,648	(8,792)
Net cash provided by operating activities	118,025	60,655	55,756

Cash flows from investing activities:
Loans originated or purchased	(853,975)	(619,850)	(642,892)
Loan payments	604,110	484,938	489,822
Sale of securities, available for sale	—	706	—
Capital expenditures	(5,882)	(6,062)	(11,494)
Proceeds from sale of equipment	—	13	—
Net cash (used in) investing activities	(255,747)	(140,255)	(164,563)

Cash flows from financing activities:
Net increase / (decrease) in senior demand notes	1,629	(9,489)	(11,757)
Advances on bank credit line	277,958	424,543	239,172
Payments on bank credit line	(209,127)	(394,724)	(184,653)
Advances on subsidiary credit line	20,000	—	30,000
Commercial paper issued	119,453	243,815	146,378
Commercial paper redeemed	(75,621)	(186,664)	(109,390)
Subordinated debt issued	9,590	9,726	6,796
Subordinated debt redeemed	(7,567)	(7,490)	(7,268)
Dividends / distributions paid	—	—	(2,686)
Net cash provided by financing activities	136,315	79,717	106,592

Change in cash, cash equivalents and restricted cash	(1,407)	117	(2,215)

Cash, cash equivalents and restricted cash, beginning	5,094	4,977	7,192
Cash, cash equivalents and restricted cash, ending	3,687	5,094	4,977

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$57,716	$54,882	$41,752
Federal income taxes paid, net of refunds	5,110	5	39
Non-cash transactions
ROU assets and associated liabilities	6,464	9,241	10,311
Loan renewals	805,004	717,476	584,634
Shareholder qualifying subordinated debt	18,700	—	—

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
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
1.    SENIOR DEBT
Frandisco Property and Casualty Insurance Company advanced $30.0 million to the Company on its credit line in August 2023 and advanced an additional $15.0 million in October 2025. Frandisco Life Insurance Company advanced $5.0 million to the Company on its credit line in October 2025. The outstanding balance on the lines of credit, including accrued interest, was $52.3 million with Frandisco Property and Casualty Insurance Company and $5.1 million with Frandisco Life Insurance Company as of December 31, 2025, respectively. Outstanding balances related to credit lines with the Frandiscos are eliminated upon consolidation.

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
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer ("CFO"), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2025, because of the material weaknesses in our internal control over financial reporting further described below.
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
Under the supervision and with the participation of the Company’s management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework. Based on the evaluation under these criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weaknesses described below.

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
REMEDIATION PLAN
We have initiated a comprehensive remediation plan to remediate the identified material weaknesses described above, which remediation efforts began in the quarter ended March 31, 2025 and have continued through December 31, 2025. Steps within the remediation plan include:

•Expanded participation of internal and external resources in a task force dedicated to remediating and escalating resolution of the material weaknesses described above;

•Creation and implementation of standardized documentation to identify issues and document solutions;

•Designing and implementing procedures to identify and evaluate changes in our business and the impact on our internal controls in order to plan and perform more timely and thorough monitoring activities and risk assessment analyses;

•Development of a quality control reporting program with ongoing enhancements and implementation to validate the accuracy and behavior of loan transactions;

•Engaged external system consultants to assist in working through the high volume of new and unique data output as well as correcting general ledger and transaction code mapping to financial statement accounts;

•Hired experienced associates with accounting, system development, internal controls and project management experience to broaden the skill set of the team and appropriately expand the Company’s internal control framework;

•Revalidating all transaction code mappings to financial statement accounts. Upon revalidation of transaction code mapping to financial statement accounts, the Company will create and maintain a comprehensive, centralized rule and accounting map to serve as the authoritative source for all loan accounting treatment;

•Enhancing the IT change management process, internal controls and testing procedures around system data flow and reconciliation; and

•Strengthening the oversight of the new loan servicing system implementation and configuration process, by designing and implementing controlled data connections between systems to ensure data integrity.

We continue to evaluate and monitor the design, implementation, and operating effectiveness of these controls. However, the material weaknesses described above have not yet been remediated. Management is committed to remediating the weaknesses as quickly as possible and will continue to devote the necessary resources to achieve this goal.
ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the effectiveness of internal controls over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to certain rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than as described above, there have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION:
Not Applicable.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS:
Not Applicable.
------------------------------------------

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE:
Board of Directors and Corporate Governance:
The Board of Directors (the “Board”) is responsible for directing and overseeing the management of our business and affairs in a manner consistent with the best interests of 1st Franklin Financial Corporation (the “Company”) and its shareholders.
Code of Business Conduct and Ethics:
The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or any persons performing similar functions, as well as to its directors and other employees. A copy of this code of ethics is publicly available on the Company’s website at: https://www.1ffc.com.
The Company will provide a copy of this code of ethics, free of charge, upon any written request. Requests should be directed to the Corporate Secretary, 1st Franklin Financial Corporation, P.O. Box 880, Toccoa, Georgia 30577. If we enter into any amendment to this code of ethics, other than a technical, administrative, or non-substantive amendment, or we grant any waiver from a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, we will disclose the nature of the amendment or waiver on our website. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.
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
Closely Held Company:
1st Franklin Financial Corporation is a family-controlled company, with Mr. Ben F. Cheek, III's family directly or indirectly owning all the Company's outstanding stock. The Cheek family has always played a significant role in the Company’s operations and governance. The following depicts family relationships and roles within the Company over time and as of December 31, 2025.

Name	Family Relation	Current Role		Previous Role(s) with the Company
		Title	Timeframe	Title	Timeframe

Ben F. Cheek, III	Son of Company Founder, Ben F. Cheek, Jr. Father of: Ben F. Cheek, IV, Virginia C. Barrett David W. Cheek	Chairman Emeritus	November 2020 - Current	Various leadership roles	1961-2014
				Chairman of Board and CEO	April 1989 - December 2014
				Vice Chairman of the Board	January 2015 - 2020

Ben F. Cheek, IV	Son of Ben F. Cheek, III Brother of: David W Cheek Virginia C. Barrett	Vice Chairman of the Board	January 2026 - Current	Various leadership roles	1986 - 2001
				Vice Chairman of the Board	July 2001 - December 2014
				Chairman of the Board	January 2015 - December 2025

Virginia C. Barrett	Daughter of Ben F. Cheek, III Sister of: Ben F. Cheek, IV David W Cheek	Chairman & Chief Culture Officer	January 2026 - Current	Various leadership roles	1978-2001
				EVP, President	July 2001 - December 2014
				Vice Chairman of the Board	August 2021 - December 2025
				EVP, President & Chief Executive Officer	January 2015- December 2025

David W. Cheek	Son of Ben F. Cheek, III Brother of: Ben F Cheek, IV Virginia C. Barrett	Director	January 2024 - Current	None
Insider Trading Agreements and Policies:
The Company’s stock is not traded or quoted on any national securities exchange or association but is closely held by Ms. Virginia C. Barrett and Messrs. Ben F. Cheek, IV, and David W. Cheek. As a result, the Company has not adopted any insider trading policies or procedures governing the purchase, sale, or other dispositions of the Company’s securities.
DIRECTORS
The term of office of each director continues until the next annual meeting of shareholders of the Company. The Board will consist of 7 to 11 directors. The departure of a director will not necessitate replacement, provided the Company meets the minimum number of required directors.
Notwithstanding the fact that the Company’s equity securities are not currently traded on any national securities exchange or with any national securities association, as a matter of good corporate governance, the Board of

Directors has determined that it is important to have Board members who are independent from management represented on the Board of Directors. For this purpose, the Board has adopted and considers the independence requirements for companies whose securities are listed for trading on The Nasdaq Stock Market. Directors who were determined to be independent by the Board are identified in the chart below. In making this determination, the Board concluded that none of such persons have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Board of Directors:
The following table provides summary information about each director:

				Company Officer
Name	Director Since	Board Role	Independent	Current/Former	Title

Ben F. Cheek, III	1967	Chairman Emeritus	No	Former

Ben F. Cheek, IV	2001	Vice Chairman	No	Former

Virginia C. Barrett	2020	Chairman	No	Current	EVP, Chief Culture Officer

David W. Cheek	2024	Director	No

A. Roger Guimond	2004	Director	Yes	Former

Jerry J. Harrison, Jr.	2020	Director	No	Current	EVP, Chief Executive Officer

Donata Ison	2023	Director Audit Committee Member	Yes

John G. Sample, Jr.	2004	Director Audit Committee Chairman	Yes

Sheryl Smith	2024	Director Audit Committee Member	Yes

Keith D. Watson	2004	Director Audit Committee Member	Yes
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
The following is a brief description of the background, business experience and certain other information regarding each of the Company's directors. Our Board believes the individuals discussed below have appropriate qualifications to serve as a director due to their significant business, financial, and operational experience related to the consumer finance industry.

Ben F. Cheek, III Age: 89 Director Since: 1967 Chairman Emeritus	Mr. Cheek III is a retired executive officer of 1st Franklin, having served the Company in a management capacity for 64 years and as a director for 59 years. Prior to his time with the Company, Mr. Cheek III obtained his law degree from Emory University School of Law. Mr. Cheek III also previously served as director of Habersham Bancorp and served as board member for various consumer industry associations.

Ben F. Cheek, IV Age: 64 Director Since: 2001 Vice Chairman of the Board	Mr. Cheek IV is highly knowledgeable of the banking and consumer finance industry and has served the Company in multiple capacities over 38 years. Additionally, Mr. Cheek IV has served on two of the industry’s state association boards and has previously served as a board member of our industry’s national association.

Virginia C. Barrett Age: 62 Director Since: 2020 Chairman of the Board Chief Culture Officer	Ms. Barrett was President of the Company beginning in 2001, also serving as Chief Executive Officer from 2015 through December 2025. Prior to her time as President, Ms. Barrett held other leadership roles within the Company, having been with the Company almost 40 years. Ms. Barrett served as the Chair of the American Financial Services Association ("AFSA") from 2016-2017. Ms. Barrett has served on AFSA's Independents Section Advisory Board, serving as Chair in 2012, on the Board of AFSA Education Foundation, serving as chair in 2016 and 2017 andon AFSA's Professional Development Committee. She has also served on various community boards and is a member of the Young Presidents Organization (YPO GOLD) and is active with several networks throughout that organization.

David W. Cheek Age: 58 Director Since: 2024	Mr. Cheek is an experienced investor that has been an important resource for the 1st Franklin Investment Center. He has had many investments in residential real estate and is also a partner in CFL Properties, LLC. He has more than 20 years of experience and an extensive background in many aspects of real estate development.

A. Roger Guimond Age: 71 Director Since: 2004	Mr. Guimond is the retired EVP and Chief Financial Officer of 1st Franklin Financial Corporation where he served for more than 45 years until his retirement in April 2021.

Jerry J. Harrison, Jr. Age: 63 Director Since: 2020 Chief Executive Officer	Mr. Harrison, Jr. joined the Company in September 2022 as Project Engineer - Special Projects. Mr. Harrison became Executive Vice President and Chief Strategy Officer in July 2023 and was named Chief Executive Officer effective January 2026. Previously Mr. Harrison, Jr. was the Chief Operating Officer at Crider Foods, Inc. and has extensive experience in private equity and the technology services industry. Mr. Harrison Jr. also has his law degree.

Donata Ison Age: 41 Director Since: 2023 Audit Committee Member	Ms. Ison currently serves as the Chief Operating Officer at Archer Lewis, an organization engaged in providing accounting, consulting and tax services. Prior to her current role, Ms. Ison was Vice President of Finance at Armhr and also has leadership experience with other middle market operating companies. Ms. Ison is a Certified Public Accountant and has over 10 years of experience with an international public accounting firm. Ms. Ison has extensive knowledge of accounting and reporting standards and of the specialty finance industry.

John G. Sample, Jr. Age: 69 Director Since: 2004 Audit Committee Chairman	Mr. Sample, Jr. is the retired Senior Vice President and Chief Financial Officer of Atlantic American Corporation, an insurance holding company, where he served from 2002 through 2017. Prior to his time at Atlantic American Corporation, Mr. Sample, Jr. was an audit partner at Arthur Andersen LLP. Mr. Sample, Jr. has extensive experience and knowledge of the insurance industry through prior executive management positions at operating companies. He also serves as a board member and Chairman of the Audit Committee at Capital City Bank Group, Inc. (a Tallahassee, Florida bank holding company). Mr. Sample, Jr. has served as director of the Company for 20 years and is the Company’s Audit Committee Chairman.

Sheryl Smith Age: 67 Director Since: 2024 Audit Committee Member	Ms. Smith’s career spans over 40 years in banking, money transmission, and finance. Ms. Smith has extensive knowledge of compliance and regulatory standards with over 40 years of financial institution experience. Ms. Smith is a Certified Regulatory and Compliance Manager and a member of the American Bar Association. She also serves as a board member for Omega Intercontinental, Inc. and World First USA, Inc.

Keith D. Watson Age: 68 Director Since: 2004 Audit Committee Member	Mr. Watson is Chairman of the Board of Bowen & Watson, Inc., a general contracting company. Mr. Watson has also retained an executive position with significant oversight responsibility in Bowen & Watson, Inc., a self-owned corporation, since 1980. Mr. Watson previously served on the board of a community bank and served as director of the Company for over 20 years.
Leadership Structure & Oversight:
The day-to-day management of the Company, including identifying and evaluating current and potential risks within operations, financial and data processing operations, compensation related and other processes and business development is primarily the responsibility of the Company’s Executive Committee (the “EXCO”).
The Board of Directors maintains the ultimate responsibility for oversight of the Company’s risks. The Audit Committee has specific responsibility for oversight of risks associated with financial accounting, reporting and audits, as well as internal control over financial reporting. The Board regularly receives, evaluates and discusses presentations, at least quarterly, on the financial condition, liquidity, operating results, and operations of the Company. Management discusses matters of particular importance or concern as they may be materially impacted by risk on an ongoing basis, and members of the EXCO remain available to members of the Board for discussion and review both during meetings of the Board of Directors and at other times.
Board Committees:
The Company has an Audit Committee. Members of the Audit Committee are identified in the “Board of Directors” section above. In accordance with the provisions of the charter of the Audit Committee, the Board of Directors has determined that all the members thereof are independent.
Further, the Board has determined that Ms. Ison, Mr. Sample, Jr. and Mr. Watson are considered an “audit committee financial expert” as defined by the SEC in Rule 407(d)(5) of Regulation S-K. In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d)(5) of Regulation S-K that the designation of a person as an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on that person as a member of the Audit Committee, nor shall it affect the duties or obligations of other Audit Committee members. A copy of the Company’s Audit Committee charter is publicly available on the Company’s website at https://www.1ffc.com.
The Company is a family owned business. Because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof. Salaries for named executive officers are recommended by the President and Chief Executive Officer to the Chairman and Vice Chairman of the Board annually for approval. Additional information concerning the processes and procedures for the consideration and determination of executive officer and director compensation is contained under the heading “Compensation Discussion and Analysis” below. The determination and consideration of director compensation is contained under the heading “Director Compensation” below.
Board Communications:
Because of the closely held nature of the ownership of the Company, the Board determined that it does not require a formal process for shareholders to send communications to the Board as the shareholder group is a controlled family unit.

EXECUTIVE OFFICERS
The following is a brief description of the background, business experience and certain other information regarding each of the Company’s executive officers.

Kelly E. Abernathy EVP, Chief Compliance Officer Position Tenure Since: January 2025 Age: 45 No Family Relationship	Ms. Abernathy joined the Company in March 2023 as Vice President, Fair and Responsible Lending; and was promoted to Executive Vice President of Compliance in January 2025. Prior thereto, she worked in the consumer finance industry as Chief Compliance Officer for Heights Finance Corp., CURO Financial Technologies from August 2021 to February 2023, and Sr. Director of Compliance and Chief Privacy Officer at Regional Management Corp. (Regional Finance) from August 2015 to August 2021. Prior to that, Ms. Abernathy served the traditional banking industry as a Bank Secrecy Act (BSA) Officer, Privacy Officer, and Security Officer, from 2011 to 2015.

Virginia C. Barrett Chief Culture Officer Position Tenure Since: January 2026 Age: 62 Daughter of Ben F. Cheek, III, Sister of Ben F. Cheek, IV and David W. Cheek	Ms. Barrett was President of the Company beginning in 2001, also serving as Chief Executive Officer from 2015 through December 2025. Prior to her time as President, Ms. Barrett held other leadership roles within the Company, having been with the Company almost 40 years. Ms. Barrett served as the Chair of the American Financial Services Association ("AFSA") from 2016-2017. Ms. Barrett has served on AFSA's Independents Section Advisory Board, serving as Chair in 2012, on the Board of AFSA Education Foundation, serving as chair in 2016 and 2017 and on AFSA's Professional Development Committee. She has also served on various community boards and is a member of the Young Presidents Organization (YPO GOLD) and is active with several networks throughout that organization.

Kristin M. Dunn EVP, Chief Marketing Officer Position Tenure Since: January 2025 Age: 49 No Family Relationship	Ms. Dunn joined the Company in May 2024 as Senior Vice President – Marketing, and was promoted to Executive Vice President – Marketing effective January 2025. Prior to joining the Company, Ms. Dunn was VP of Marketing for Brundage Management (Sun Loan) 2021-2024 and SVP of Marketing at World Acceptance from 2015-2020.

Jerry J. Harrison, Jr. Chief Executive Officer Position Tenure Since: January 2026 Age: 63 No Family Relationship	Mr. Harrison, Jr. joined the Company in September 2022 as Project Engineer - Special Projects. Mr. Harrison became Executive Vice President and Chief Strategy Officer in July 2023 and was named Chief Executive Officer effective January 2026. Previously Mr. Harrison, Jr. was the Chief Operating Officer at Crider Foods, Inc. and has extensive experience in private equity and the technology services industry. Mr. Harrison Jr. also has his law degree.

Jenna C. Hood EVP, Chief Financial Officer Position Tenure Since: August 2025 Age: 44 No Family Relationship	Ms. Hood joined the Company in August 2025. Prior to 1st Franklin, Ms. Hood was US Controller, then Global Controller at Acxiom, LLC from 2021 - 2025. She served as Corporate Controller at MidCountry Financial Corp, a financial services and bank holding company from 2011-2021. Ms. Hood departed MidCountry Financial subsequent to its divestiture of its holdings in MidCountry Bank, Heights Finance and Pioneer Financial Services, Inc. and the organization's liquidation. Ms. Hood is a Certified Public Accountant with approximately 6 years of public accounting experience at a southeast regional CPA firm specializing in the banking and financial services industries. She also worked at the Federal Reserve Bank of Cleveland.

Gary L. McQuain President and Chief Operating Officer Position Tenure Since: January 2026 Age: 60 No Family Relationship	Mr. McQuain joined the Company in October 2019 as Senior Operations Vice President and became Executive Vice President and Chief Operating Officer in May 2020 and was named President and Chief Operating Officer effective January 2026. Previously, Mr. McQuain was President and CEO of Southern Management Corporation, a financial services company, from October 2017 to August 2019. Prior to that, he served as a financial services professional at MidCountry Financial Corp., a financial services holding company, from January 2016 to October 2017, and President of Pioneer Services, a financial services company from January 2016 to October 2017.

John D. Niemiec EVP, Chief Credit Risk Officer Position Tenure Since: January 2025 Age: 57 No Family Relationship	Mr. Niemiec joined the Company in April 2024 as Senior Vice President of Credit Risk and Analytics after serving as a contractor in the Credit Risk Group since January 2024. Mr. Niemiec became the Executive Vice President of Credit Risk and Analytics of the Company in January 2025. Prior to his time with the Company, Mr. Niemiec serviced as Chief Risk Officer at Heights Finance from 2019 to 2023 and Deputy Chief Risk Office at Regional Finance from 2015 to 2019.

Mark J. Scarpitti EVP, General Counsel and Corporate Secretary Position Tenure Since: August 2021 Age: 53 No Family Relationship	Mr. Scarpitti joined the Company in November 2015 as Vice President – Deputy General Counsel and was named Executive Vice President and General Counsel in August 2021. Prior to joining the Company, Mr. Scarpitti was a partner at Day Ketterer Ltd. & Oldham Kramer, LLC from 2022 through 2015. Mr. Scarpitti currently serves on and has been a member of the AFSA Law Committee since January 2016.

Joseph A. (Alan) Shaw EVP, Chief Information Officer Position Tenure Since: January 2018 Age: 55 No Family Relationship	Mr. Shaw joined the Company in July 2017 as Chief Information Officer and became Executive Vice President and Chief Information Officer in January 2018. Prior to joining the Company, Mr. Shaw was a Technology Strategist for a Microsoft consulting firm he founded in 2007.

James P. (Pat) Smith EVP, Chief Branch Operations Officer Position Tenure Since: January 2026 Age: 63 No Family Relationship	In 2004, Mr. Smith joined the Company as a Regional Operations Director, before becoming Operations Vice President in 2006, and Senior Vice President in 2021. In January 2026, Mr. Smith was promoted to Executive Vice President and Chief Branch Operations Officer. Mr. Smith began his career in 1987 as Assistant Branch Manager with First Family Financial and was promoted to manager in 1988. In 1991, he joined Financial Management, an independent finance company based in Meridian, Mississippi as a Branch Manager. In 1997, Mr. Smith relocated to Tupelo, Mississippi, and assumed the role of Branch Manager at First Plus Financial. Following the acquisition of First Plus by TICO Credit, an independent finance company headquartered in Lancaster, South Carolina, Mr. Smith was promoted to supervisor in 1999.

Mary S. Zimmerman EVP, Chief Human Resources Officer Position Tenure Since: January 2025 Age: 56 No Family Relationship	Ms. Zimmerman joined the Company's investment center in October 2011 and transferred to HR in 2012 as Benefits Administrator. She was named Benefits Manager in 2020, then Director in 2022. Ms. Zimmerman became Vice President of Human Resources in 2023, Senior Vice President in 2024, and was named Executive Vice President and Chief Human Resources Officer in January 2025. Prior to her time with the Company, Ms. Zimmerman was Accounting Manager at Currahee Club from 2005 to 2011.

The term of office of each executive officer expires when a successor is approved by the Chief Executive Officer. There was no, nor is there presently any, arrangement or understanding between any officer and any other person (except directors or officers acting solely in their capacities as such) pursuant to which the officer was elected.
Item 11. EXECUTIVE COMPENSATION:
Compensation Discussion and Analysis
Overall Philosophy:
The overall financial objective of the Company is to achieve or exceed specific annual and long-term strategic goals. Goal setting requires a balance of maintaining a healthy and stable financial position for the Company, while also taking appropriate risks to sustain long term growth. It is part of the overall responsibility of our Executive Committee (the "EXCO") to successfully manage the Company to achieve desired objectives. Our compensation philosophy revolves around goal attainment, is designed to attract and retain top executives, and to incentivize and reward the executive officers for their efforts and successes.
Role of Executive Officers in Compensation Decisions:
The Company is a family-owned business. Because of the closely-held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions). Salaries for named executive officers are recommended by the President and Chief Executive Officer to the Chairman and Vice Chairman of the Board annually for approval. The Company has not historically engaged any independent compensation consultant to advise on compensation related matters.
Components of Compensation:
The principal components of the Company’s executive compensation program include base salary, discretionary bonus awards and non-equity incentive plan compensation. The Company also expects that earnings on non-qualified deferred compensation amounts and other compensation opportunities, including certain perquisites as detailed below, will meaningfully add to each executive officer’s overall total compensation each year. Given the closely held nature of the Company, the Company does not have available for grant, and does not deem it appropriate to pay any equity-based compensation. The EXCO considers this fact annually when determining other components and amounts of compensation.
Base Salary:
The Company provides executive officers, and other employees, with a base salary intended to provide a level of financial security and appropriately compensate them for services rendered throughout the year. Salaries for the named executive officers are recommended by the President and Chief Executive Officer to the Chairman and Vice Chairman of Board annually for approval. Base salaries are contemplated based on the level of each executive officer’s responsibility, tenure with the Company and certain publicly available market data with respect to salaries paid for like positions at comparable companies. In addition, base salaries are set at a level designed to take into account the fact that the Company does not provide equity-based compensation, as described elsewhere.
Each executive officer has goals set annually which are reviewed with the officer by the President and/or Chief Executive Officer throughout the year. These goals typically vary depending on the nature of the executive’s responsibilities but are set at a level that is expected to be challenging but achievable. A formal individual performance and development review is also held each year with each executive office, in which the level of achievement with respect to such goals is reviewed. Merit based adjustments to salaries are based on the assessment of each executive’s performance review and overall Company performance.
Bonus Awards:
Bonus amounts payable to the executive officers include discretionary bonuses and may include certain cash bonuses from time to time for special recognition, each determined at the discretion of the Variable Compensation Committee (the "Committee"). The Committee is comprised of the President, Chief Financial Officer, Chief Credit Risk Officer, Chief Branch Operations Officer, Chief Human Resources Officer along with certain other Finance, Legal, and HR leaders. The Committee's plan recommendation is approved by the EXCO and the Chairman and Vice Chairman, who are shareholders of the Company. The Committee considers, among other factors, the Company’s inability to grant equity-based awards to its officers and employees, as described below, when determining whether and to what extent to make awards. As in prior years, in 2025 it was determined appropriate to award the executive officers a bonus of 4% of their respective base salaries, which was awarded and paid in November as a “holiday” bonus. In addition to this 4% bonus, the Chairman and Vice Chairman of the Board retain the discretion to award certain additional amounts.
Non-Equity Incentive Compensation:
As described elsewhere herein, the Company’s stock is not traded or quoted on any national securities exchange or association but is closely held by Ms. Virginia C. Barrett and Messrs. Ben F. Cheek, IV, and David W. Cheek. As a result, the Company does not grant stock or other equity based awards. In consideration of this and other factors, and to establish quantitative financial targets, the achievement of which would trigger the payment of additional compensation, the EXCO has, historically, adopted annual incentive compensation plan targets. In December 2023, the EXCO reviewed the provisions of the Executive Bonus Plan for 2024. It was subsequently determined that no changes were necessary to the Executive Bonus Plan for 2025.
The 2025 Bonus Plan was a cash-based incentive plan designed to promote high performance and the achievement of various short-term corporate goals. Under the 2025 Bonus Plan, at inception, a minimum pre-tax income requirement of $8.7 million was established as a threshold goal required to be achieved in order for any payouts to be made under such plan. The minimum pre-tax income threshold was determined by reference to the average trailing three years' pre-tax income of the Company, plus the Company's projected accrued incentive bonus at December 31, 2025, multiplied by 50%. The EXCO believed using a trailing three-year average metric would incentivize management to focus on long-term growth and not be disproportionately focused on short-term results. The EXCO determined that pre-tax income was an appropriate measure upon which to provide a threshold evaluation of our annual performance because the EXCO believes pre-tax income represents an appropriate measure of profitability for the Company.

If that threshold was met, payouts under the 2025 Bonus Plan were based on the achievement of personal and department goals and the performance evaluation. The bonus will be paid on an individual basis as a percentage of the participant’s base salary. The plan allows for a bonus range of 0% to 63% of the participant's base salary.
In 2025, the Company achieved the $8.7 million pre-tax income threshold goal; therefore, executive officers received payouts under the 2025 Bonus Plan.
Deferred Compensation:
The Company offers all eligible employees, including executive officers, the opportunity to participate in a Company-sponsored deferred compensation plan in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company matches employee contributions of up to 6% of their salary, using the following formula: 100% of the first 1% and 70% of the next 5% of salary deferred.
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
Perquisites and Other Compensation:
The Company believes that providing its executive officers with certain reasonable perquisites and other compensation is appropriate and consistent with the Company’s overall compensation philosophy designed to attract and retain top executives. The EXCO periodically reviews the types and amounts of perquisites and other compensation provided to the Company’s executive officers. In conducting this review, the EXCO considers, among other things, the types and ranges of compensation provided at various similar sized or situated companies and, in 2025, determined that these amounts were appropriate.

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

In addition, in recognition of the commitment to the Company by those individuals with twenty or more years of service to the Company, the Company also pays the premiums for their personal medical benefits. In 2025, Messrs. Cheek, IV and Ms. Barrett received this benefit.

In addition, during 2025, Messrs. Ben Cheek, III and Ben Cheek, IV, David Cheek, Jerry Harrison and Ms. Virginia Barrett, based on positions as shareholders and executive officers, were determined eligible to participate in the Company’s medical expenses reimbursement program (“MERP”), which provides reimbursement for amounts not otherwise covered under policies for which these officers are eligible to participate in.
The amounts of perquisites and other compensation earned for each named executive officer are reflected in the "Summary Compensation Table" and related notes below.
Employment Agreements and Change in Control Arrangements:
The Company generally does not enter into employment agreements with its executive officers. Given the nature of its business, and the fact that the Company is a family owned business whose stock is not publicly traded, the Company has not had significant turnover among its senior management and has determined that it is generally not necessary to enter into such agreements with its executives.
For similar reasons, due to the nature of compensation and the fact that a change in control of the Company is unlikely without significant input and approval from the EXCO and the Company’s closely-held ownership, the EXCO has determined that it is generally not necessary to condition any payments upon, or make any amounts contractually payable upon, any change in control of the Company.
Summary Compensation Table:

Name and Principal Position	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(6)	Total
Virginia C. Barrett President and CEO(3)	2025	$402,500	$205,696	$59,392	$54,315	$721,903
	2024	393,750	204,957	—	92,667	691,374
	2023	390,833	252,908	—	104,752	748,493
Brian J. Gyomory(4) Executive Vice President and Chief Financial Officer	2025	152,343	—	—	5,342	157,685
	2024	332,453	13,778	—	12,820	359,051
	2023	324,000	13,440	—	13,694	351,134
Jerry J. Harrison, Jr.(4) Executive Vice President and Chief Strategy Officer(3)	2025	510,417	20,417	75,316	49,855	656,005
	2024	500,000	20,000	—	55,882	575,882
	2023	208,333	65,000	—	8,969	282,302
Jenna C. Hood(4) Executive Vice President and Chief Financial Officer	2025	128,173	5,127	18,913	5	152,218
Gary L. McQuain Executive Vice President and Chief Operating Officer(3)	2025	474,875	119,825	71,843	18,981	685,524
	2024	475,000	19,350	—	6,672	501,022
	2023	423,300	17,892	—	34,471	475,663
Joseph A. Shaw(5) Executive Vice President and Chief Information Officer	2025	313,858	12,794	47,198	6,821	380,671
(1)For additional information on the payments of discretionary bonus awards, see “Compensation Discussion and Analysis – Bonus Awards” above.
(2)For additional information on the payments of non-equity incentive plan compensation, see “Compensation Discussion and Analysis – Non-Equity Incentive Compensation” above.
(3)On November 5, 2025, 1FFC announced the following management changes effective January 1, 2026: Appointment of Virginia C. Barrett as Chairman of the Board and Chief Culture Officer; Appointment of Ben F. Cheek IV as Vice Chairman of the Board; Appointment of Jerry J. Harrison, Jr. as Chief Executive Officer; and Appointment of Gary L. McQuain as President and Chief Operating Officer.
(4)Brian J. Gyomory retired from his position as Chief Financial Officer the Company effective May 31, 2025. Jerry J. Harrison, Jr. served as interim Chief Financial Officer until Jenna C. Hood was appointed to the position effective August 4, 2025.
(5)Joseph A. Shaw became a named executive officer for fiscal year 2025. In accordance with Item 402 of Regulation S-K, compensation information is presented only for the fiscal year in which he first became a named executive officer.
(6)All other compensation for the Company's named executive officers for 2025 is detailed as follows:

All Other Compensation:

Name	Personal Use of Company Auto or Airplane	Insurance Premiums	Director Fees and/or Deferred Salary (a)	Company Contribution To Deferred Compensation Plan	Total

Virginia C. Barrett	$8,770	$8,183	$37,363	$2,363	$56,679
Brian J. Gyomory	—	342	5,000	—	5,342
Jerry J. Harrison, Jr.	—	7,636	42,219	7,219	57,074
Jenna C. Hood	—	—	—	—	—
Gary L. McQuain	—	821	18,159	6,159	25,139
Joseph A. Shaw	—	821	6,000	—	6,821
(a)Mr. Harrison, Jr. elected to defer $35,000 director fees. Mr. McQuain elected to defer $12,000 in salary. Mr. Shaw elected to defer $6,000 in salary. Mr. Gyomory elected to defer $5,000 in salary. See "Executive Nonqualified Deferred Compensation Plan" and "Director Compensation".
Grants of Plan-Based Awards:
In 2025, the named executive officers were eligible to receive non-equity incentive plan payouts under the Company’s 2025 Bonus Plan. The following table sets forth certain information with respect to award eligibility and payments for the fiscal year ended December 31, 2025 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold	Target	Maximum

Virginia C. Barrett	3/1/2025	$—	$126,788	$253,575
Brian J. Gyomory(2)	3/1/2025	—	—	—
Jerry J. Harrison, Jr.	3/1/2025	—	160,781	321,563
Jenna C. Hood	3/1/2025	—	40,375	80,749
Gary L. McQuain	3/1/2025	—	149,586	299,171
Joseph A. Shaw	3/1/2025	—	98,865	197,731
(1)Represented estimated possible payouts under the 2025 Bonus Plan. The “Threshold” column reflects the payout which would have occurred if each performance goal as set out in the 2025 Bonus Plan was met, and payouts were made at the minimum level (0%) of salary. The “Target” column reflects the payout which would have occurred if each performance goal as set out in the 2025 Bonus Plan was met, and payouts were made at the midpoint of bonus payout as a percent of salary (31.5%). The “Maximum” column reflects the payout which would have occurred if each performance goal as set out in the 2025 Bonus Plan was met, and payouts were made at the maximum level (63.0%) of salary.
(2)Brian J. Gyomory forfeited his potential non-equity incentive plan awards for 2025 upon his retirement from the Company on May 31, 2025.
Executive Nonqualified Deferred Compensation Plan:
Any management or highly compensated employee who has been designated by the Administrative Committee for the Company’s Deferred Compensation Plan as an eligible employee may participate in the Company’s Executive Nonqualified Deferred Compensation Plan (the “Plan”). Eligible employees can elect annually to defer a potion of their salary. Non-employee directors are also eligible to defer their respective director fees into the Deferred Compensation Plan.
The Plan does not require any contribution to be made by a participant therein.

Interest is credited on the participant’s account on the last day of each quarter at an interest rate equal to the average of the interest rate during such quarter paid on the Company’s Variable Rate Subordinated Debentures with a one-year interest adjustment period.

Nonqualified Deferred Compensation Table:

Name	Executive Contributions In Last Fiscal Year(1)	Registrant Contributions In Last Fiscal Year(2)	Aggregate Earnings In Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance At Last Fiscal Year End

Virginia C. Barrett	$—	$2,363	$11,831	$—	$241,313
Brian J. Gyomory	5,000	—	2,940	—	60,568
Jerry J. Harrison, Jr.	35,000	7,219	6,616	—	175,730
Jenna C. Hood	—	—	—	—	—
Gary L. McQuain	12,000	6,159	5,045	—	114,345
Joseph A. Shaw	6,000	—	3,126	—	66,296
(1)Mr. Harrison, Jr. elected to defer $35,000 director fees. Mr. McQuain elected to defer $12,000 in salary. Mr Shaw elected to defer $6,000 in salary. Mr. Gyomory elected to defer $5,000 in salary. See the "Executive Nonqualified Deferred Compensation Plan" and "Director Compensation".
(2)Company contributions are included in the “All Other Compensation” portion of the Summary Compensation Table.
Compensation Committee Interlocks and Insider Participation:
The Company is a family owned business and because of the closely held nature of ownership, the Company does not have an official compensation committee (or other official committee of the Board of Directors performing equivalent functions) or a charter outlining the responsibilities thereof. Salaries for named executive officers are recommended by the President and Chief Executive Officer to the Chairman and Vice Chairman of the Board annually for approval.
During 2025, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board served as an executive officer.
Chief Executive Officer Compensation Ratio:
For the 2025 fiscal year, the ratio of the annual total compensation of Ms. Virginia C. Barrett, our Chief Executive Officer (“CEO Compensation”), to the median of the annual total compensation of all of our employees other than our Chief Executive Officer (“Median Annual Compensation”) was 14.9 to 1. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below. In this summary, we refer to the employee who received such Median Annual Compensation as the “Median Employee.” For purposes of this disclosure, the date used to identify the Median Employee was December 31, 2025 (the “Determination Date”).
CEO Compensation for purposes of this disclosure represents the total compensation reported for Ms. Virginia C. Barrett for 2025 under the “Total” column of the “Summary Compensation Table” for the 2025 fiscal year. For purposes of this disclosure, Median Annual Compensation was $48,465, and was calculated by totaling for our Median Employee all applicable elements of compensation for the 2025 fiscal year in accordance with Item 402(c)(2)(x) of Regulation S-K.
To identify the Median Employee, we first determined our employee population as of the Determination Date. We had 1,791 employees, representing all full-time and part-time employees. This number does not include any independent contractors, as permitted by the applicable SEC rules. We then measured compensation for the period beginning on January 1, 2025 and ending on December 31, 2025. This compensation measurement was calculated by totaling for each employee gross taxable earnings salary, bonus, sick pay, vacation pay and other compensation as shown in our payroll and human resources records for 2025.

Director Compensation:
In 2025, each member of the Board was entitled to receive compensation for service as a member of the Board of Directors. Total compensation also includes service on any committee thereof. The Chairman of the Audit Committee was entitled to an additional $5,000. Mr. Cheek III does not receive any compensation in his role as Director Emeritus. Mr. Cheek IV and Mr. Harrison, Jr. both elected to receive 2025 director fees as deferred compensation.

Name	Fees Earned Or Paid In Cash	All Other Compensation	Total

Ben F. Cheek, IV	$35,000	$—	$35,000
Virginia C. Barrett	35,000	—	35,000
David W. Cheek	35,000	37,440	72,440
A. Roger Guimond	35,000	—	35,000
Jerry J. Harrison, Jr.	35,000	—	35,000
Donata Ison	35,000	—	35,000
John G. Sample, Jr.	40,000	—	40,000
Sheryl Smith	35,000	—	35,000
Keith D. Watson	35,000	—	35,000
Compensation Committee Report:
In the absence of a standing compensation committee, the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Board of Directors:
Ben F. Cheek, III	Jerry L. Harrison, Jr.
Ben F. Cheek. IV	Donata Ison
Virginia C. Barrett	John G. Sample, Jr.
David W. Cheek	Sheryl Smith
A. Roger Guimond	Keith D. Watson

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:
(a)Security Ownership of Certain Beneficial Owners:
Information listed below represents ownership in the Company with respect to any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities as of

December 31, 2025. Each such person has sole “beneficial” ownership of such shares (as determined in accordance with applicable SEC rules relating to share ownership).

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Ben F. Cheek, IV	Voting Common Stock	644 Shares - Direct	37.9%
135 East Tugalo Street
Toccoa, Georgia 30577

Virginia C. Barrett	Voting Common Stock	644 Shares - Direct	37.9%
135 East Tugalo Street
Toccoa, Georgia 30577

David W. Cheek	Voting Common Stock	412 Shares - Direct	24.2%
4726 Quailwood Dr.
Flowery Branch, GA 30542
(b)Security Ownership of Management:
Ownership listed below represents ownership in each class of equity securities of the Company as of December 31, 2025, by (i) Our directors and our executive officers of the Company named in the summary compensation table and (ii) all directors and executive officers of the Company as a group. Except as described below, each person has sole “beneficial” ownership of such shares.

Amount and Nature of Beneficial Ownership
	Voting Common Stock		Non-Voting Common Stock - Directly Held		Non-Voting Common Stock - Indirectly Held(1)
Name	Shares	% of Class	Shares	% of Class	Shares	% of Class
Ben F. Cheek, III	—	—%	—	—%	—	—%

Ben F. Cheek, IV	644	37.9%	7,405	31.8%	48,701	33.6%

Virginia C. Barrett	644	37.9%	7,911	33.9%	48,194	33.2%

David W. Cheek	412	24.2%	8,011	34.3%	48,096	33.2%

A. Roger Guimond	—	—%	—	—%	—	—%

Jerry J. Harrison, Jr	—	—%	—	—%	—	—%

Donata Ison	—	—%	—	—%	—	—%

John G. Sample, Jr	—	—%	—	—%	—	—%

Sheryl Smith	—	—%	—	—%	—	—%

Keith D. Watson	—	—%	—	—%	—	—%

Executive Officers as a group of 10	—	—%	—	—%	—	—%
Total	1,700	100%	23,327	100%	144,991	100%
(1)Various trusts have been established for the benefit of each of Ben F. Cheek, IV, Virginia C. Barrett and David W. Cheek. The trustees of each of the trusts, who by virtue of dispositive power over the assets thereof are deemed to be the beneficial owners of shares of the

Company’s non-voting common stock contained therein, are the children of Ben F. Cheek, III named above who are not the named beneficiaries of each of the respective trusts.

Trustees	Trust for Benefit of	Number of Shares

Ben F. Cheek, IV, Virginia C. Barrett and David W. Cheek	Ben F. Cheek, IV	38,095
Ben F. Cheek, IV, Virginia C. Barrett and David W. Cheek	Virginia C. Barrett	38,093
Ben F. Cheek, IV, Virginia C. Barrett and David W. Cheek	David W. Cheek	38,096
(c)The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE:
Related Party Transaction Policy:
The Board has historically delegated the review and approval of related party transactions to the Audit Committee as outlined in the Audit Committee charter. The Board adopted a formalized Related Party Transaction Policy in March 2026 which is administered by the Audit Committee and outlines specific transactions and thresholds that require approval.

Related Party Transactions:
1FFC engages from time to time in transactions with related parties. The Company leased a portion of its properties from certain officers or stockholders (see Note 9, Leases in Part II Item 8 of this Annual Report on Form 10-K). The remaining payments under the leases were $0.4 million at December 31, 2025.
The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.5 million at December 31, 2025. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.
Certain directors, officers and stockholders have funds personally invested in the Company’s debt securities. As of December 31, 2025, total related party debt was approximately $62.7 million. Of the $62.7 million of related party debt, an aggregate principal amount of $18.7 million of subordinated notes were issued on December 23, 2025 to certain stockholders through a private placement. These subordinated notes are considered Qualifying Subordinated Debt for purposes of the Credit Agreement. Concurrently with the issuance and sale of the subordinated notes, and as consideration therefore an equal aggregate principal amount of the Company’s commercial paper previously held by the related parties was deemed redeemed in full and without penalty. This was a noncash transaction. Refer to Note 8, Subordinated Debt in Part II Item 8 of this Annual Report on Form 10-K, for additional information on 1FFC’s outstanding subordinated debt. The remaining related party debt of $44.0 million carries terms and interest rates that are consistent with the market and those offered to non-affiliates.
Effective September 23, 1995, the Company entered into a Split-Dollar Life Insurance Agreement with the Trust of a member of the board of directors and a retired executive officer’s irrevocable life insurance trust. As a result of certain changes in tax regulations relating to split-dollar life insurance policies, the agreement was amended making the premium payments a loan to the Trust. The interest on the loan is a variable rate adjusting monthly based on the federal mid-term Applicable Federal Rate. A payment of $19.6 thousand for interest accrued during 2025 was applied to the loan on December 31, 2025. No principal payments on this loan were made in 2025. The balance on this loan at December 31, 2025 was $485.4 thousand. This was the maximum loan amount outstanding during the year.

Director Independence:
See Part III, Item 10. Directors, Executive Officers and Corporate Governance, of this Annual Report on Form 10-K for a discussion on director independence matters, which discussion is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES:
The Company was billed for professional services provided during fiscal years ended December 31, 2025 and 2024 by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the amounts set out in the following table:

	2025	2024
Audit Fees(1)	$1,289,814	$723,901
Audit Related Fees(2)	1,895	1,895
Tax Fees(3)	159,401	163,781
Total	$1,451,110	$889,577
(1)Fees in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2025 and 2024, and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the 2025 and 2024 fiscal years. Of the 2025 audit fee, $455.7 thousand was billed in 2025 for overruns related to the 2024 audit due to the late filing of the 2024 Form 10-K and material weaknesses.
(2)Fees in connection with Deloitte Accounting Research Tool.
(3)Fees billed by Deloitte Tax LLP for professional services rendered for tax compliance, tax advice and tax planning. The services included the preparation of the Company’s and its subsidiaries’ tax returns.
The Audit Committee of the Board has:
•Reviewed and discussed with management the Company’s annual audit financial statements for 2025.
•Discussed with Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, the matters required to be discussed by the applicable requirements of the Public Accounting Oversight Board (“PCAOB”) and the SEC.
•Received from Deloitte the written disclosures and the letter required by applicable requirements of the PCAOB regarding Deloitte’s communication with the Audit Committee concerning independence.
•Discussed with Deloitte its independence.

All audit and non-audit services to be performed by the Company’s independent registered public accounting firm, currently Deloitte, are approved in advance by the Audit Committee and has established pre-approval policies for such services. The Audit Committee may delegate pre-approval authority to any of its members, provided that any service approved in this manner is reported to the full Audit Committee at its next meeting. The Policy provides for general pre-approval of certain specifically enumerated services that are to be provided within specified fee levels. With respect to requests to provide services not specifically pre-approved pursuant to the general grant, such requests must be submitted to the Audit Committee by the Company’s independent registered public accounting firm and the Company's Chief Financial Officer. The request must include a joint statement as to whether, in their view, the request is consistent with SEC rules on auditor independence. All services provided by Deloitte during 2025 and 2024 were approved by the Audit Committee and were permissible under applicable laws and regulations, and comparable services will continue to be preapproved by the Audit Committee.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

(a)	(1)	The following Report of Independent Registered Public Accounting Firm and financial statements:

		Report of Independent Registered Public Accounting Firm.

		Consolidated Statements of Financial Position at December 31, 2025 and 2024.

		Consolidated Statements of Income for the three years ended December 31, 2025, 2024, and 2023.

		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2025, 2024, and 2023.

		Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2025, 2024, and 2023.

		Consolidated Statements of Cash Flows for the three years ended December 31, 2025, 2024, and 2023.

		Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule:

		Report of Independent Registered Public Accounting Firm.

		Condensed Statements of Financial Position at December 31, 2025 and 2024.

		Condensed Statements of Income for the three years ended December 31, 2025, 2024, and 2023.

		Condensed Statements of Comprehensive Income for the three years ended December 31, 2025, 2024, and 2023.

		Condensed Statements of Stockholders’ Equity for the three years ended December 31, 2025, 2024, and 2023.

		Condensed Statements of Cash Flows for the three years ended December 31, 2025, 2024, and 2023.

(3)Exhibits:

3.	(a)	Amended and Restated Articles of Incorporation as amended March 26, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 29, 2024).

	(b)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K/A filed with the SEC on April 19, 2024).

4.	(a)
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

	(o)	Form of Check (incorporated by reference to Exhibit 4(e) to Pre-Effective Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on June 30, 2011, File No. 333-173685).

	(p)	Form of Subordinated Note (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 29, 2025).

10.	(a)
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

(j)
First Amendment to Loan and Security Agreement, dated as of December 23, 2025, by and among the Company, the guarantors party thereto, BMO Bank N.A., as agent for the lenders, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 29, 2025).

(k)
Master Independent Contractor and Mutual Non-Disclosure Agreement, dated as of June 1, 2025, between the Company and Brian Gyomory (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 2, 2025).

(l) Director Compensation Summary Term Sheet. *

(m) Form of the Company’s 2025 Executive Bonus Plan. *

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
Item 16.    FORM 10-K SUMMARY:
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

1st FRANKLIN FINANCIAL CORPORATION

March 31, 2026	By: /s/ Jerry J. Harrison, Jr.
Date	Jerry J. Harrison, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Ben F. Cheek, IV
(Ben F. Cheek, IV)	Vice Chairman of the Board	March 31, 2026

/s/ Ben F. Cheek, III
(Ben F. Cheek, III)	Chairman Emeritus	March 31, 2026

/s/ Virginia C. Barrett
(Virginia C. Barrett)	Chairman of the Board, Chief Culture Officer	March 31, 2026

/s/ David W. Cheek
(David W. Cheek)	Director	March 31, 2026

/s/ Jenna C. Hood
(Jenna C. Hood)	Executive Vice President and Chief Financial Officer	March 31, 2026

/s/ A. Roger Guimond
(A. Roger Guimond)	Director	March 31, 2026

/s/ Jerry J. Harrison, Jr.
(Jerry J. Harrison, Jr.)	Director, Chief Executive Officer	March 31, 2026

/s/ Donata Ison
(Donata Ison)	Director	March 31, 2026

/s/ John G. Sample, Jr.
(John G. Sample, Jr.)	Director	March 31, 2026

/s/ Sheryl Smith
(Sheryl Smith)	Director	March 31, 2026

/s/ Keith D. Watson
(Keith D. Watson)	Director	March 31, 2026

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