Form 10-Q
period 2026-03-31
1st FRANKLIN FINANCIAL CORP
filed 2026-05-12
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 12, 2026
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,318 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share data)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$26,669	$18,171

Restricted cash	39,122	28,194

Loans:
Direct cash loans	1,259,093	1,308,075
Real estate loans	17,586	18,859
Sales finance contracts	112,756	120,669
	1,389,435	1,447,603

Less: Unearned finance charges	227,077	237,338
Unearned insurance premiums and commissions	83,511	86,025
Allowance for credit losses	76,027	76,279
Loans, net	1,002,820	1,047,961

Investment securities available-for-sale	264,100	275,341

Other assets:
Operating lease right-of-use assets	41,028	40,257
Other assets	48,365	50,879
	89,393	91,136

Total assets	$1,422,104	$1,460,803

Liabilities and stockholders' equity
Senior debt	$1,050,831	$1,076,008
Subordinated debt	32,753	32,793
Operating lease liabilities	42,511	41,728
Accrued expenses and other liabilities	28,628	39,520
Total liabilities	1,154,723	1,190,049

Stockholders' equity:
Preferred stock
$100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common stock
Voting shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170	170
Non-voting shares; no par value; 198,000 shares authorized; 168,318 shares outstanding	—	—
Accumulated other comprehensive loss	(26,869)	(21,848)
Retained earnings	294,080	292,432
Total stockholders' equity	267,381	270,754

Total liabilities and stockholders' equity	$1,422,104	$1,460,803
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025

Interest income	$93,010	$85,848
Interest expense	14,621	13,973
Net interest income	78,389	71,875

Provision for credit losses	30,235	21,549

Net interest income after provision for credit losses	48,154	50,326

Insurance income
Premiums and commissions	17,848	15,448
Insurance claims and expenses	4,711	3,731
Total net insurance income	13,137	11,717

Other revenue	2,039	1,708

Other operating expenses
Personnel expense	36,291	36,775
Occupancy expense	6,840	5,656
Other expense	16,871	15,643
Total	60,002	58,074

Income before income taxes	3,328	5,677

Provision for income taxes	1,680	1,482

Net income	$1,648	$4,195

Basic and diluted earnings per share
170,018 shares outstanding for all periods (1,700 voting, 168,318 non-voting)	$9.69	$24.68
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025

Net income	$1,648	$4,195

Other comprehensive (loss):
Net changes related to available-for-sale securities
Unrealized (losses)	(6,328)	(5,547)
Income tax benefit	1,329	1,165
Net unrealized (losses)	(4,999)	(4,382)

Less reclassification of gain to net income	22	—

Total other comprehensive (loss)	(5,021)	(4,382)

Total comprehensive (loss)	$(3,373)	$(187)
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount

Three Months Ended March 31, 2026:
Balance at December 31, 2025	170	$170	$292,432	$(21,848)	$270,754
Comprehensive income:
Net income	—	—	1,648	—
Other comprehensive loss	—	—	—	(5,021)
Total comprehensive loss	—	—	—	—	(3,373)
Balance at March 31, 2026	170	$170	$294,080	$(26,869)	$267,381

Three Months Ended March 31, 2025:
Balance at December 31, 2024	170	$170	$277,763	$(27,222)	$250,711
Comprehensive income:
Net income	—	—	4,195	—
Other comprehensive loss	—	—	—	(4,382)
Total comprehensive loss	—	—	—	—	(187)
Balance at March 31, 2025	170	$170	$281,958	$(31,604)	$250,524
See Notes to Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income	$1,648	$4,195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,235	21,549
Depreciation and amortization	2,223	2,083
Deferred tax provision	84	185
Net gains due to called redemptions of marketable securities and amortization on securities	(150)	(113)
Decrease in other assets	2,736	2,826
Decrease in other liabilities	(10,891)	(2,073)
Net cash provided by operating activities	25,885	28,652

Cash flows from investing activities:
Loans originated or purchased	(151,556)	(146,891)
Loan payments	166,462	148,201
Purchases of securities, available-for-sale	—	(2,880)
Redemptions of securities, available-for-sale	5,035	250
Capital expenditures	(1,161)	(87)
Proceeds from sale of fixed assets	—	—
Net cash provided by (used in) investing activities	18,780	(1,407)

Cash flows from financing activities:
(Decrease) in senior demand notes	(1,230)	(1,246)
Advances on credit line	54,049	39,100
Payments on credit line	(77,449)	(80,869)
Commercial paper issued	13,616	32,295
Commercial paper redeemed	(14,185)	(13,205)
Subordinated debt securities issued	1,309	2,512
Subordinated debt securities redeemed	(1,349)	(1,559)
Dividends / distributions	—	—
Net cash (used in) financing activities	(25,239)	(22,972)

Change in cash, cash equivalents, and restricted cash	$19,426	$4,273

Cash, cash equivalents and restricted cash, beginning	46,365	44,715

Cash, cash equivalents and restricted cash, ending	$65,791	$48,988

Cash paid during the year for -
Interest paid	$14,766	$13,511
Federal income taxes paid, net of refunds	—	—
Non-cash transactions for -
ROU assets and associated liabilities	2,543	1,842
Loan renewals	165,774	141,312
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of 1st Franklin Financial Corporation and subsidiaries ("1st Franklin", "1FFC", the "Company", "our" or "we") should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto as of December 31, 2025 and for the year then ended included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC"). Inter-company accounts and transactions have been eliminated from the accompanying unaudited condensed consolidated financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2026 and December 31, 2025, its consolidated results of operations and comprehensive income for the three months ended March 31, 2026 and 2025 and its consolidated cash flows for the three months ended March 31, 2026 and 2025. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Earnings per share is net income available to shareholders divided by the weighted average number of shares of common stock outstanding during the period. The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$26,669	$18,171
Restricted Cash	39,122	28,194
Total Cash, Cash Equivalents and Restricted Cash	$65,791	$46,365
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
During the three months ended March 31, 2026, and 2025, the Company recognized interest revenue of $93.0 million and $85.8 million, respectively, insurance revenue of $17.8 million and $15.4 million, respectively, and other revenues of $2.0 million and $1.7 million, respectively.

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
Management has determined that 1FFC has one reportable segment that encompasses its core consumer finance activities. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, this reflects a change in the Company's reportable segment in prior reporting periods as decisions to allocate resources were historically primarily driven on a geographical basis in two reportable segments. The impact of the change in reportable segments is not material to the consolidated results of the Company and did not have a material impact on the decision making process to allocate resources.
The Company's operations are divided among geographic regions through its branch network. Those regions have similar economic characteristics and products. The segment provides one primary product to our customer base which is delivered through a variety of channels including the Company's branch network, live checks, and the internet. Due to the nature of 1FFC's loan product offerings, there are no individually significant customers. The Company allocates resources and assesses operational and financial performance on a consolidated basis because its product offerings require similar marketing strategies, and do not significantly differ on the basis of geographic areas and/or related regulatory environments. The Company's Chief Operating Officer is the Chief Operating Decision Maker ("CODM") and is responsible for allocating resources and assessing financial performance.
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
Recent Accounting Pronouncements:
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), further clarified by ASU No. 2025-01. The update requires disclosure of specified information about certain expenses, including: employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain other expenses, gains and losses that are already required to be disclosed in the same disclosure as other disaggregation requirements. This guidance is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. 1FFC is currently evaluating the impact of this update on its consolidated financial statements.
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

Note 2 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
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
Loans and sales finance contracts are held for investment and recorded on the Condensed Consolidated Statements of Financial Position on an amortized cost basis. Discounts and premiums on purchased loans are accreted or amortized to interest income over the estimated life of the loans using methods that approximate the effective interest method. Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of loans in the consolidated balance sheets as the payments on such policies are generally used to reduce outstanding balances.
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
Loan Renewals
Loan renewals are an important part of 1FFC's business and are accounted for in accordance with the applicable guidance in ASC Topic 310-20 – Nonrefundable Fees and Other Costs. Our customers use renewals to extend and expand their lending relationships. The Company generally offers loan renewals to existing customers who have demonstrated an ability and willingness to repay amounts owed to us. Renewals typically refinance one or more of a customer’s loans into a single new loan, which in some cases will be for a larger principal balance than the customer’s original loan, though 1FFC permits renewals of existing loans at or below the original loan amount. In evaluating a loan for renewal, in addition to standard underwriting requirements, the Company will take into consideration the customer’s prior payment performance, which 1FFC believes to be an indicator of the customer’s future credit performance.
When a renewal is generated, the original loan(s) are extinguished along with the associated unearned finance charges. Substantially all renewals include a non-cash component that represents the exchange of the original principal balance for the new principal balance and a cash component for the net proceeds distributed to the customer for the additional amount borrowed.
Cash, unearned finance charges, origination fees, discounts, premiums, deferred fees, and, in the instance of a loan renewal, the net payoff of the renewed loan are included in the loan origination amount. The cash component of the loan origination is included in the Condensed Consolidated Statements of Cash Flows from Investing Activities as Loans Originated or Purchased, while the non-cash component is presented as a non-cash investing activity.
Loan Portfolio Performance
The Company monitors and classifies delinquent accounts at the end of each month according to the number of installment payments past due.
Loans are generally placed on non-accrual status after two missed payments. For loans placed on non-accrual status, the Company ceases accruing interest and finance charges and previously accrued interest is reversed against interest income. Finance charges are only recognized to the extent there is a loan payment received or when the account qualifies for return to accrual status. Loans generally return to accrual status when the outstanding balance is less than 2 payments (or less than 60 days) past due.
The Company’s balances on non-accrual loans by loan class are as follows (in thousands):

Loan Class	March 31, 2026	December 31, 2025

Direct Cash Loans	$54,779	$58,802
Real Estate Loans	1,464	1,407
Sales Finance Contracts	4,172	4,863
Total	$60,415	$65,072
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
The allowance for credit losses is evaluated and pooled based on similar risk characteristics, pricing, and term, among other factors. 1FFC also evaluates credit quality based on the aging status of the loan and by payment activity. Accounts are classified in delinquency categories of 30-59 days (1 installment), 60-89 days (2 installments), or 90 or more days (3+ installments) past due. The Company categorizes its loans into risk categories based on relevant information about the ability of borrowers to service their debt. 1FFC analyzes the loan portfolio by credit risk and updates the rating periodically based on current credit information. These risk ratings serve as the Company’s primary credit-quality indicator under ASC 326 – Financial Instruments - Credit Losses. The following are definitions for the loan portfolio risk ratings:

Performing – Loans in this category are current or less than 60 days past due and are considered to have a low probability of default.

Non-performing – Loans in this category meet the Company’s non-accrual policy based on grade delinquency rules. A loan is generally considered to be non-accrual when two payments remain unpaid.
An age analysis of balances past due, segregated by loan class is as follows (in thousands):

	March 31, 2026
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$33,172	$20,445	$34,334	$87,951
Real Estate Loans	1,008	491	973	2,472
Sales Finance Contracts	2,992	1,459	2,713	7,164
Total	$37,172	$22,395	$38,020	$97,587

	December 31, 2025
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$32,184	$20,223	$38,601	$91,008
Real Estate Loans	707	406	1,001	2,114
Sales Finance Contracts	3,322	1,964	2,900	8,186
Total	$36,213	$22,593	$42,502	$101,308

While delinquency rating analysis is a primary credit quality indicator, 1FFC also considers the ratio of bankrupt accounts to the total loan portfolio in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses. The ratio of bankrupt accounts to total principal loan balances outstanding was 1.34% at March 31, 2026, compared to 1.30% at December 31, 2025.


The following tables present the balance in each segment in the portfolio for the period indicated based on payment performance by year of origination (in thousands):

	Payment Performance - Balance by Origination Year as of March 31, 2026
	2026(1)	2025	2024	2023	2022	Prior	Total Balance
Direct Cash Loans
Performing	$286,685	$744,712	$121,750	$34,671	$11,743	$4,753	$1,204,314
Nonperforming	—	41,222	8,727	2,840	1,265	725	54,779
	$286,685	$785,934	$130,477	$37,511	$13,008	$5,478	$1,259,093
Real Estate Loans:
Performing	$—	$—	$2,454	$—	$854	$12,814	$16,122
Nonperforming	—	—	—	—	51	1,413	1,464
	$—	$—	$2,454	$—	$905	$14,227	$17,586
Sales Finance Contracts:
Performing	$12,605	$39,773	$26,591	$19,102	$8,219	$2,294	$108,584
Nonperforming	—	1,166	1,029	1,142	550	285	4,172
	$12,605	$40,939	$27,620	$20,244	$8,769	$2,579	$112,756
(1)Includes loans originated during the three months ended March 31, 2026.

	Payment Performance - Balance by Origination Year as of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total Balance
Direct Cash Loans
Performing	$1,009,416	$171,538	$46,258	$15,694	$5,108	$1,259	$1,249,273
Nonperforming	39,164	13,514	3,603	1,584	701	236	58,802
	$1,048,580	$185,052	$49,861	$17,278	$5,809	$1,495	$1,308,075
Real Estate Loans:
Performing	$—	$2,454	$—	$854	$6,494	$7,650	$17,452
Nonperforming	—	—	—	97	607	703	1,407
	$—	$2,454	$—	$951	$7,101	$8,353	$18,859
Sales Finance Contracts:
Performing	$46,711	$31,957	$23,268	$10,618	$2,807	$445	$115,806
Nonperforming	1,131	1,553	1,044	697	364	74	4,863
	$47,842	$33,510	$24,312	$11,315	$3,171	$519	$120,669
Allowance for Credit Losses
The allowance for credit losses calculation is evaluated and pooled based upon the consistent risk characteristics inherent in the portfolio. The Company utilizes a Probability of Default (“PD”)/Loss Given Default (“LGD”) model to estimate the allowance for credit losses whereby estimated loss is equal to the product of PD and LGD. The allowance for credit losses model estimates instances of loss and the average severity of losses using the characteristics of the loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk.
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

remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the Condensed Consolidated Statements of Financial Position reflects the Company's best estimate of expected credit losses.
The allowance for credit losses decreased by $0.3 million to $76.0 million as of March 31, 2026, compared to $76.3 million as of December 31, 2025.
Gross charge offs by origination year are as follows (in thousands):

	Three Months Ended March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
Direct Cash Loans	$8	$25,131	$7,918	$1,632	$708	$445	$35,842
Real Estate Loans	—	—	—	—	—	—	—
Sales Finance Contracts	—	697	749	455	286	128	2,315
Total	$8	$25,828	$8,667	$2,087	$994	$573	$38,157

	Three Months Ended March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans	$11	$16,380	$8,148	$2,268	$930	$314	$28,051
Real Estate Loans	—	6	—	—	—	—	6
Sales Finance Contracts	—	838	1,159	737	285	130	3,149
Total	$11	$17,224	$9,307	$3,005	$1,215	$444	$31,206
The following table represents the rollforward of the allowance for credit losses for the periods presented (in thousands):

	Three Months Ended March 31, 2026
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Ending Balance 12/31/2025	$68,669	$1,235	$6,375	$76,279
Provision for Credit Losses	29,201	(186)	1,220	30,235
Charge-offs	(35,842)	—	(2,315)	(38,157)
Recoveries	7,083	1	586	7,670
Ending Balance 3/31/2026	$69,111	$1,050	$5,866	$76,027

	Three Months Ended March 31, 2025
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Ending Balance 12/31/2024	$63,371	$1,616	$8,379	$73,366
Provision for Credit Losses	19,966	(196)	1,779	21,549
Charge-offs	(28,051)	(6)	(3,149)	(31,206)
Recoveries	6,078	2	695	6,775
Ending Balance 3/31/2025	$61,364	$1,416	$7,704	$70,484
Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company allows refinancing of delinquent loans on a case-by-case basis for those who satisfy certain eligibility requirements. The eligible customers can include those experiencing temporary hardships, lawsuits, or

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

The information relating to modifications to borrowers experiencing financial difficulty for the period indicated are as follows (in thousands, except for %):

	Three Months Ended March 31, 2026

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$2,569	0.8%	$4,749	1.5%	$388	0.1%	$—	—%	$9,482	3.0%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	3	—%	32	0.1%	38	0.1%	—	—%	32	0.1%
Total	$2,572	0.7%	$4,781	1.4%	$426	0.1%	$—	—%	$9,514	2.7%

	Three Months Ended March 31, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$1,094	0.4%	$2,660	1.0%	$1,113	0.4%	$16	—%	$5,306	2.0%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	134	0.4%	217	0.6%	141	0.4%	—	—%	722	2.1%
Total	$1,228	0.4%	$2,877	1.0%	$1,254	0.4%	$16	—%	$6,028	2.0%


The financial effects of the modifications to borrowers experiencing financial difficulty for the period indicated are:

As of and for the three months ended March 31, 2026
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $0.3 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 30.8% to 21.5%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.1% to 18.9%
Term Extension	Direct Cash Loans	Added a weighted average 15 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 21 months to the term

As of and for the three months ended March 31, 2025
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans < $0.1 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 26.7% to 17.8%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.1% to 7.7%
Term Extension	Direct Cash Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 20 months to the term
Aging of loans modified for borrowers experiencing financial difficulty in the past 12 months are as follows (in thousands):

	March 31, 2026

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans	$46,037	$5,762	$3,766	$55,565
Real Estate Loans	—	—	—	—
Sales Finance Contracts	1,315	303	223	1,841
Total	$47,352	$6,065	$3,989	$57,406

	March 31, 2025

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans	$36,206	$6,252	$5,230	$47,688
Real Estate Loans	22	25	43	90
Sales Finance Contracts	4,155	505	579	5,239
Total	$40,383	$6,782	$5,852	$53,017

Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off (in thousands):

	Three Months Ended March 31, 2026
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$144	$1,056	$94	$—	$1,675
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	—	40	22	—	173
Total	$144	$1,096	$116	$—	$1,848

	Three Months Ended March 31, 2025
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$887	$665	$383	$1,115	$630
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	54	22	79	116	14
Total	$941	$687	$462	$1,231	$644

Note 3 – INVESTMENT SECURITIES
Investment securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026:
Obligations of states and political subdivisions	$298,112	$863	$(34,875)	$264,100

December 31, 2025:
Obligations of states and political subdivisions	$302,996	$1,993	$(29,648)	$275,341
The amortized cost and estimated fair values of investment securities at March 31, 2026, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$—	$—
Due after one year through five years	5,773	5,800
Due after five years through ten years	46,026	45,180
Due after ten years	246,313	213,120
Total	$298,112	$264,100

The following table provides an analysis of investment securities in an unrealized loss position for which an allowance for credit losses is unnecessary as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$86,488	$(2,605)	$129,856	$(32,270)	$216,344	$(34,875)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$7,537	$(121)	$167,845	$(29,527)	$175,382	$(29,648)

The previous two tables represent 228 and 179 investments held by the Company at March 31, 2026 and December 31, 2025, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no other than temporary impairment was determined to be necessary as of March 31, 2026 and December 31, 2025.

There were no investment securities sold during the three-month period ended March 31, 2026. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $5.0 million with no net gains as of March 31, 2026.
There were no investment securities sold during the year ended December 31, 2025. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $0.6 million with no net gains as of December 31, 2025.
The Company’s insurance subsidiaries, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company (collectively, "the Frandiscos"), internally designate certain investments as restricted to cover policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with Frandisco Property and Casualty Insurance Company. These trusts held $68.7 million and $63.9 million in available-for-sale investment securities at market value at March 31, 2026 and December 31, 2025, respectively. US Bank also serves as trustee under trust agreements with Frandisco Life Insurance Company. At March 31, 2026, these trusts held $43.1 million in available-for-sale investment securities at market value compared to $39.9 million at December 31, 2025. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.
Note 4 – FAIR VALUE
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability as outlined in FASB ASC Topic 820 – Fair Value Measurement. As a basis for considering market participant assumptions in fair value measurements, 1FFC uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has processes in place to review the significant valuation inputs and to reassess how the instruments are classified in the valuation framework.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Investment Securities: The fair values of investment securities available for sale are generally based on quoted market prices or observable market prices for similar instruments. Management utilizes a third-party pricing service to assist with determining the fair value of our securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values consider recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. Quoted prices are subject to our internal price verification procedures. The fair values of common stocks and mutual funds are based on unadjusted quoted market prices in active markets. We validate prices received using a variety of methods

including, but not limited, to comparison to other pricing services or corroboration of pricing by reference to independent market data. There was no change in this methodology during any period reported.
Assets measured at fair value as of March 31, 2026 and December 31, 2025 were available-for-sale investment securities which are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
March 31, 2026	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Obligations of states and political subdivisions	$—	$264,100	$—	$264,100
Available-for-sale investment securities	$—	$264,100	$—	$264,100

December 31, 2025
Obligations of states and political subdivisions	$—	$275,341	$—	$275,341
Available-for-sale investment securities	$—	$275,341	$—	$275,341

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


Note 5 – LEASES
The Company is party to operating lease agreements, which are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the three months ended March 31, 2026 and March 31, 2025 were $2.4 million and $2.3 million, respectively.
ROU assets represent the Company’s right to use an underlying asset during the lease term and the operating lease liabilities represent the Company’s obligations for lease payments in accordance with the lease. Recognition of ROU assets and liabilities are recognized at the lease commitment date based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the lease commitment date or the ASC Topic 842, Leases, adoption date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in Occupancy Expense in the Condensed Consolidated Statements of Income.
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
Operating lease ROU assets and operating lease liabilities were $41.0 million and $42.5 million at March 31, 2026, respectively, and $40.1 million and $41.4 million at March 31, 2025, respectively. At December 31, 2025 the operating lease ROU assets and operating liabilities were $40.3 million and $41.7 million, respectively.
The Company’s lease maturities as of March 31, 2026 and March 31, 2025 are presented in the tables that follow. The tables below summarize lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842 (dollars in thousands):

Three Months Ended March 31, 2026

Operating lease expense	$2,439
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,427
Weighted-average remaining lease term – operating leases	6.82 years
Weighted-average discount rate – operating leases	6.42%

Maturity analysis of lease liabilities:	Amount
Remainder of 2026	$7,209
2027	8,828
2028	7,933
2029	6,579
2030	5,690
2031 and beyond	16,401
Total	52,640
Less: Discount	(10,129)
Present Value of Lease Liability	$42,511

Three Months Ended March 31, 2025

Operating lease expense	$2,333
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,326
Weighted-average remaining lease term – operating leases	6.56 years
Weighted-average discount rate – operating leases	6.01%

Maturity analysis of lease liabilities:	Amount
Remainder of 2025	$7,041
2026	8,716
2027	7,815
2028	6,908
2029	5,498
2030 and beyond	14,214
Total	50,192
Less: Discount	(8,841)
Present Value of Lease Liability	$41,351
Note 6 – COMMITMENTS AND CONTINGENCIES
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
There are no contingencies, off-balance sheet items, or legal matters, individually or in the aggregate, expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company as of March 31, 2026.
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
The effective income tax rate was 50% during the three months ended March 31, 2026, compared to 26% during the same period ended March 31, 2025. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – DEBT
Senior Debt
Effective December 6, 2024, the Company entered into a credit agreement (the "Credit Agreement") with BMO Bank, N.A. As amended to date, the Credit Agreement provides for borrowings up to $300.0 million or 75% of the Company’s net loans, whichever is less, subject to certain limitations. All borrowings under the Credit Agreement are secured by loans of the Company. Available borrowings under the Credit Agreement were

$102.7 million and $79.3 million at March 31, 2026 and December 31, 2025, at interest rates of 6.67% and 6.87%, respectively. Outstanding borrowings on the Credit Agreement were $197.3 million and $220.7 million at March 31, 2026 and December 31, 2025, respectively. The Credit Agreement contains covenants customary for financing transactions of this type. The Company is required, under the Credit Agreement, to report on its performance as it relates to the covenants contained therein. The Credit Agreement has a commitment termination date of December 6, 2027.
Available but unborrowed amounts under the Credit Agreement are subject to a periodic unused line fee of 0.50%, based on the outstanding balance of the credit line. The interest rate under the Credit Agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 3.00%. The interest rate on the Credit Agreement at March 31, 2026 and December 31, 2025 was 6.67% and 6.87%, respectively.
The Company has two lines of credit available from its subsidiaries. Frandisco Property and Casualty advanced $30.0 million to 1FFC on its credit line in August 2023 and advanced an additional $15.0 million in October 2025. Frandisco Life Insurance Company advanced $5.0 million to the Company on its credit line in October 2025. The outstanding balance on the lines of credit, including accrued interest, was $53.3 million with Frandisco Property and Casualty Insurance Company and $5.3 million with Frandisco Life Insurance Company as of March 31, 2026, respectively. Outstanding balances related to credit lines with the Frandiscos are eliminated upon consolidation.
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
Commercial paper is issued by the Company only to qualified investors, in amounts in excess of $50,000, with maturities of less than 260 days and at interest rates the Company believes are competitive in the marketplace. Additional data related to the Company's senior debt is as follows (in thousands, except % data):

As of March 31, 2026	Weighted Average Interest Rate	Average Amount Outstanding During Period

Bank Borrowings	6.68%	$204,914
Senior Demand Notes	1.87	92,078
Commercial Paper	5.41	760,526

As of December 31, 2025	Weighted Average Interest Rate	Average Amount Outstanding During Year

Bank Borrowings	7.32%	$162,651
Senior Demand Notes	1.90	91,240
Commercial Paper	5.70	742,787

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

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
Additional data related to the Company's subordinated debt is as follows (in thousands, except % data):

	Weighted Average Interest Rate	Average Amount Outstanding During Period

As of March 31, 2026	4.88%	$35,053
As of December 31, 2025	4.99	33,759
Note 9 – RELATED PARTY TRANSACTIONS
1FFC engages from time to time in transactions with related parties. Please refer to the disclosure contained in Note 12, Related Party Transactions, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information on related party transactions.
The Company leased a portion of its properties from certain officers or stockholders (see Note 5, Leases). The remaining payments under the leases were $0.4 million at March 31, 2026.
The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.5 million at March 31, 2026. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.
The Company also has a loan for premium payments to a trust of a retired executive officer’s irrevocable life insurance policy. The principal balance on this loan at March 31, 2026 was $0.5 million.
Certain directors, officers and stockholders have funds personally invested in the Company’s debt securities. As of March 31, 2026, total related party debt was approximately $59.8 million. Of the $59.8 million of related party debt, an aggregate principal amount of $18.7 million of subordinated notes were issued on December 23, 2025 to certain stockholders through a private placement. The remaining related party debt of $41.1 million carries terms and interest rates that are consistent with the market and those offered to non-affiliates.
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
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
The following narrative is management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “1FFC”, “our” or “we”) financial condition and operating results as of and for the three months ended March 31, 2026 and 2025. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results achieved in any interim period are not necessarily indicative of the results to be expected for any other interim or full year period.

FORWARD-LOOKING STATEMENTS:
Certain information in this discussion and other statements contained in this Quarterly Report are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. These forward-looking statements include, but are not limited to, statements about our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, and our prospects, plans and objectives of management. The Company's actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein, which involve known and unknown risks and uncertainties. Possible factors that could cause actual future results to differ from expectations include, but are not limited to, the ability to manage cash flow and working capital, the accuracy of management’s estimates and judgments, adverse general economic conditions, including changes in employment rates or in the interest rate environment, unexpected reductions in the size or collectability of our loan portfolio, unexpected increases in our allowance for credit losses, reduced sales or increased redemptions of our securities, unavailability of borrowings under our credit facility, federal and state regulatory changes affecting consumer finance companies, unfavorable outcomes in legal proceedings and those risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other factors referenced elsewhere in our filings with the Securities and Exchange Commission from time to time. The forward-looking statements included herein speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements, except as required by law.
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
All of 1FFC's loans are at fixed rates and contain fixed terms and fixed payments. The Company operates branch offices in ten southern states and had a total of 372 branch locations as of March 31, 2026, including 112 branch offices in Georgia, 48 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 37 in Louisiana, 24 in Texas, 17 in Kentucky, 7 in Virginia, and 5 in Florida. The Company and its operations are guided by a strategic plan which includes planned growth through strategic expansion of our branch office network. The majority of our revenues are derived from interest and finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.
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
1FFC writes these various insurance products as an agent for a non-affiliated insurance company specializing in such insurance. However, under various agreements, 1st Franklin's two wholly-owned insurance subsidiaries, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company (collectively, "the Frandiscos"), reinsure the credit insurance policies written on behalf of the Company's customer base. These subsidiaries are licensed insurance companies and are subject to regulation and supervision by the Georgia Commissioner of Insurance and Safety Fire, including statutory capital and surplus requirements, restrictions of dividends and other distributions, and oversight of related-party transactions.

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
The allowance for credit losses recorded in the balance sheet reflects the Company’s best estimate of expected credit losses. See Note 2, Loans and Allowance for Credit Losses, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
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

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
Determining a proper allowance for credit losses is a critical accounting estimate which involves management’s judgment with respect to certain relevant factors, such as historical and expected loss trends, unemployment rates, delinquency levels, bankruptcy trends and overall general and industry specific economic conditions. Changes in the provision are intended to ensure that the allowance for credit losses reported on the Condensed Consolidated Statements of Financial Position appropriately reflects expected credit losses over the remaining maturity of the portfolio.
While management believes its approach for determining the allowance for credit losses adequately considers the potential factors that could potentially result in credit losses, to the extent actual outcomes are worse than management’s estimates, additional provision for credit losses could be required which could adversely affect our earnings or financial position in future periods. See Note 2, Loans and Allowance for Credit Losses, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.
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

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

RESULTS OF OPERATIONS:
Net loans are carried on an amortized cost basis which includes the remaining principal balance, accrued interest, and net unamortized deferred fees and costs. The following table summarizes our results of operations, both in dollars and as a percentage of average net loans (in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Average Net Loans	Amount	% of Average Net Loans
Interest income	$93,010	9.2%	$85,848	9.5%
Interest expense	14,621	1.4	13,973	1.5

Provision for credit losses	30,235	3.0	21,549	2.4

Net insurance income	13,137	1.3	11,717	1.3
Other revenue	2,039	0.2	1,708	0.2

Personnel	36,291	3.6	36,775	4.1
Occupancy	6,840	0.7	5,656	0.6
Other	16,871	1.7	15,643	1.7
Total operating expenses	60,002	5.9	58,074	6.4

Income before income taxes	3,328	0.3	5,677	0.6
Income taxes	1,680	0.2	1,482	0.2
Net income	$1,648	0.2%	$4,195	0.5%
Information explaining the changes in our results of operations from year-to-year is provided in the following pages.
Comparison of March 31, 2026 versus December 31, 2025
The following table describes the changes in loans by loan class (in thousands, except for %):

	Loans Outstanding
	March 31, 2026	December 31, 2025	$ Change	% Change

Direct cash loans	$1,259,093	$1,308,075	$(48,982)	(4)%
Real estate loans	17,586	18,859	(1,273)	(7)
Sales finance contracts	112,756	120,669	(7,913)	(7)
Total loans outstanding	$1,389,435	$1,447,603	$(58,168)	(4)%
Comparison of the Three Months Ended March 31, 2026, versus the Three Months Ended March 31, 2025
Net Income:
Net income decreased $2.5 million (61%) to $1.6 million during the three months ended March 31, 2026, from $4.2 million during the same period a year ago. The change in net income is explained in greater detail below.
Interest Income:
Interest income increased $7.2 million (8%) to $93.0 million during the three months ended March 31, 2026, from $85.8 million during the same period in 2025. The increase in interest income was primarily driven by

growth in the average net loans outstanding, which increased $112.8 million (12%) to $1,015.8 million during the three months just ended, compared to $903.0 million during the prior-year period.
Gross loan originations increased $29.1 million (10%) to $317.3 million for the three months ended March 31, 2026, compared to $288.2 million during the prior-year period. The increase in origination volume was due to growth in direct cash loans, partially offset by declines in sales finance originations and bulk purchases. 1FFC's net loan portfolio decreased $45.1 million to $1,002.8 million at March 31, 2026 compared to $1,048.0 million at December 31, 2025. The following table represents the volume of loans originated or acquired (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

Direct cash loans	$300,836	$268,387	$32,449	12%
Real estate loans	—	—	—	—
Sales finance contracts	13,128	13,389	(261)	(2)
Net bulk purchases	3,366	6,427	(3,061)	(48)
Total loans originated / acquired	$317,330	$288,203	$29,127	10%
Interest Expense:
Interest expense increased $0.6 million (5%) to $14.6 million during the three months ended March 31, 2026, from $14.0 million during the prior-year period due to higher average borrowings. Average borrowings increased $116.9 million (12%) to $1,082.5 million during the three months ended March 31, 2026 compared to $965.6 million during the prior-year period. The Company's average borrowing rates were 5.34% and 5.83% during the three month period ended March 31, 2026 and 2025, respectively.
Management expects that, based on historical results and current estimates, average net receivables will grow throughout the remainder of 2026, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact net interest income.
Provision for Credit Losses
The Company’s provision for credit losses increased $8.7 million (40%) to $30.2 million during the three months ended March 31, 2026, from $21.5 million during the same period last year. The increase was primarily due to an increase in net charge-offs of $6.1 million (25%) to $30.5 million during the three months ended March 31, 2026, from $24.4 million during the same period last year. The increase in net charge-offs was primarily due to growth in the loan portfolio during the three months ended March 31, 2026 compared the same period last year.
Delinquency Performance:
The allowance for credit losses is evaluated and pooled based on similar risk characteristics, pricing, and term, among other factors. 1FFC also evaluates credit quality based on the aging status of the loan and by payment activity. Accounts are classified in delinquency categories of 30-59 days (1 installment), 60-89 days (2 installments), or 90 or more days (3+ installments) past due. The Company categorizes its loans into risk categories based on relevant information about the ability of borrowers to service their debt. 1FFC analyzes the loan portfolio by credit risk and updates the rating periodically based on current credit information.
The percent of the loan portfolio greater than 30 days delinquent is 7.02% at March 31, 2026 compared to 7.00% at December 31, 2025. The ratio of bankrupt accounts to the net principal balance was 1.34% at March 31, 2026 and 1.30% at December 31, 2025 respectively.

An age analysis of balances past due, segregated by loan class, as of March 31, 2026 and 2025 is as follows (in thousands):

	March 31, 2026
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$33,172	$20,445	$34,334	$87,951
Real Estate Loans	1,008	491	973	2,472
Sales Finance Contracts	2,992	1,459	2,713	7,164
Total	$37,172	$22,395	$38,020	$97,587

	December 31, 2025
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$32,184	$20,223	$38,601	$91,008
Real Estate Loans	707	406	1,001	2,114
Sales Finance Contracts	3,322	1,964	2,900	8,186
Total	$36,213	$22,593	$42,502	$101,308
Insurance Revenue
Net insurance income (insurance revenues less claims and expenses) increased $1.4 million (12%) to $13.1 million during the three months ended March 31, 2026, from $11.7 million during the same period a year ago.
The following table summarizes the components of insurance income net (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

Earned premiums and commissions	$17,848	$15,448	$2,400	16%
Insurance claims and expenses	4,711	3,731	980	26
Net insurance income	$13,137	$11,717	$1,420	12%
Earned premiums and commissions were $2.4 million (16%) higher during the three months ended March 31, 2026, respectively, compared to the same period a year ago. Insurance claims and expenses increased $1.0 million (26%) for the three month period just ended. These increases were driven by growth in the direct cash loan portfolio and the corresponding rise in optional insurance products written.
Other Revenue
Other revenue increased $0.3 million (19%) to $2.0 million during the three months ended March 31, 2026, from $1.7 million during the same period last year. This was primarily due to an increase in sales of our auto club membership products, which resulted from growth in the loan portfolio.
Operating Expenses:
The Company's operating expenses increased $1.9 million (3%) to $60.0 million during the three months ended March 31, 2026, from $58.1 million during the same period a year ago. Other operating expenses encompass personnel expense, occupancy expense and other expenses.
Personnel expense decreased $0.5 million (1%) to $36.3 million during the three months ended March 31, 2026, from $36.8 million during the same period in 2025. Decreases in the bonus accrual, salaries, and payroll taxes were partially offset by an increase in medical claims.
Occupancy expenses increased $1.1 million (20%) to $6.8 million during the three months ended March 31, 2026, from $5.7 million during the same period a year ago. Increases in depreciation and amortization

expenses, maintenance and utilities expenses, and rent expense attributed to the increase in occupancy expenses.
Other expenses increased $1.2 million (8%) to $16.9 million during the three months ended March 31, 2026, from $15.6 million during the same period in 2025. Higher professional fees, stationary and supplies, and credit bureau dues were partially offset by decreases in information technology consulting expenses, conversion expenses, and advertising and postage expenses.
Income Taxes
Income taxes increased $0.2 million (13%) to $1.7 million during the three months ended March 31, 2026, from $1.5 million during the same period in 2025.
The effective income tax rate was 50% during the three months ended March 31, 2026, compared to 26% during the same period ended March 31, 2025. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
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
As of March 31, 2026 and December 31, 2025, the Company had $26.7 million and $18.2 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
The Company's investment securities portfolio decreased $11.2 million (4%) to $264.1 million at March 31, 2026 compared to $275.3 million at December 31, 2025. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. The investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. See Note 3, Investment Securities, in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion.
The Company's investment securities can be converted into cash, if necessary. State insurance regulations limit the types of investments an insurance company may hold in its portfolio. Dividend payments to the Company by its wholly owned life insurance subsidiary are subject to annual limitations and are restricted to the lesser of 10% of policyholder's statutory surplus or the net statutory gain from operations before recognizing realized investment gains of the insurance subsidiary during the prior year. Dividend payments to the Company by its wholly owned property and casualty insurance subsidiary are subject to annual limitations and are restricted to the greater of 10% of policyholders' surplus or the net statutory income before recognizing realized investment gains of the individual insurance subsidiary during the prior three years. Any dividends above these state limitations are termed extraordinary dividends and must be approved in advance by the Georgia Commissioner of Insurance and Safety Fire.
On November 14, 2025, management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $115.0 million from Frandisco Life Insurance

Company and $135.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department approved the requests on December 3, 2025. At December 31, 2025, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $139.3 million and $125.6 million, respectively. Effective February 12, 2026, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2028. At March 31, 2026, the outstanding balance on the lines of credit, including accrued interest, was $53.3 million with Frandisco Property and Casualty Insurance Company and $5.3 million with Frandisco Life Insurance Company, respectively. Outstanding balances related to credit lines with the Frandiscos are eliminated upon consolidation.
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
The Company's debt securities are comprised of senior demand notes, commercial paper debt securities, and variable rate subordinated debentures. Debt securities decreased $1.8 million to $886.3 million as of March 31, 2026, compared to $888.1 million as of December 31, 2025. Senior demand notes decreased $1.2 million (1%), while commercial paper decreased $0.6 million (less than 1%). Subordinated debentures remained flat from December 31, 2025 to March 31, 2026.
In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility (the "Credit Agreement") with BMO Bank, N.A. The Credit Agreement with BMO Bank, N.A. executed on December 6, 2024, provides for borrowings of up to $300.0 million or 75% of the Company's net loans, whichever is less, subject to certain limitations. All borrowings are secured by the loans of the Company. 1FFC had $102.7 million and $79.3 of availability to draw down cash from our Credit Agreement as of March 31, 2026 and December 31, 2025 at interest rates of 6.67% and 6.87%, respectively. Outstanding borrowings under the Credit Agreement were $197.3 million and $220.7 million at March 31, 2026 and December 31, 2025, respectively.
The Credit Agreement contains covenants customary for financing transactions of this type. The Company is required, under the Credit Agreement, to report on its performance as it relates to the covenants contained therein. The Credit Agreement has a termination date of December 6, 2027. Management believes the current credit facility, when considered with funds expected to be available from operations, should provide sufficient liquidity for the Company. See Note 8, Debt, in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion.
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

Cash Flow:
Operating Activities:
Net cash provided by operating activities during the three months ended March 31, 2026 was $25.9 million, compared to $28.7 million during the prior-year period, which represents a net decrease of $2.8 million. The decrease in cash provided was due to lower net income and a decrease in operating liabilities. The decline in net income was primarily driven by higher provision expense, reflecting increased net charge-offs during the period. The increase in net charge-offs was attributable to growth in the loan portfolio during the three months ended March 31, 2026, compared to the same period in the prior year.
Investing Activities:
Investing activities include the origination and repayment of loans, purchases and sales / redemptions of available for sale securities, and purchases of property and equipment for both new and existing branches. Net cash provided by investing activities during the three months ended March 31, 2026 was $18.8 million, compared to net cash used in investing activities of $1.4 million during the prior-year period, which represents a net increase of $20.2 million. The net increase in cash provided was primarily driven by higher loan repayments, lower purchases of investment securities, and higher sales / redemptions of investment securities in 2026. These factors were partially offset by an increase in loan originations during the three months ended March 31, 2026, compared to the same period in the prior year.
Financing Activities:
Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash used in financing activities during the three months ended March 31, 2026 was $25.2 million, compared to $23.0 million during the prior-year period, which represents a net increase of $2.2 million. The increase in cash used was primarily due to lower issuances of commercial paper and subordinated debt securities as well as higher commercial paper redemptions in 2026. This was partially offset by higher advances and lower payments on the Company's credit line.
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
The allowance for credit losses calculation is evaluated and pooled based upon the consistent risk characteristics inherent in the portfolio. The Company utilizes a Probability of Default (PD) / Loss Given Default (LGD) model to estimate the allowance for credit losses whereby estimated loss is equal to the product of PD and LGD. The allowance for credit losses model estimates instances of loss and the average severity of losses using the characteristics of the loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk.
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

The Company considers how macroeconomic or other factors might impact expected credit losses over the remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights to be applied within the estimation. The allowance for credit losses recorded in the balance sheet reflects the Company's best estimate of expected credit losses.
Revenue Recognition:
Interest income is recognized using the effective interest method, whereby the Company recognizes interest revenue equitably over the term of the loan. Unearned finance charges on pre-compute loans are rebated utilizing statutory methods, which often is the Rule of 78’s method. The difference between income recognized under the effective interest and Rule of 78's method is recognized at the time of rebate as an adjustment to interest income.
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
Insurance Claims Reserves
Included in unearned insurance premiums and commissions on the Condensed Consolidated Statements of Financial Position are reserves for incurred but unpaid credit insurance claims for policies written by the Company and reinsured by the Company’s wholly-owned insurance subsidiaries. These reserves are established based on accepted actuarial methods. In the event that the Company’s actual reported losses for any given period be materially in excess of the previously estimated amounts, losses could have a material adverse effect on the Company’s results of operations.
Different assumptions in the application of any of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
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
Please refer to the market risk analysis discussion in our Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed analysis of the Company's market risk exposure. There have been no material changes to the Company's market risk during the three months ended March 31, 2026.
ITEM 4.     CONTROLS AND PROCEDURES:

We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that a control system, no matter how well conceived

and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective, because of the previously disclosed material weaknesses in our internal control over financial reporting further described below.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As previously described in our Annual Report on Form 10-K for the year ended December 31, 2025, we have identified certain deficiencies in internal control that we believe rise to the level of material weaknesses. These deficiencies relate to the Company’s conversion to and implementation of a new loan servicing system, which conversion began in June 2024:

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
Remediation Plan
We have initiated a comprehensive remediation plan to remediate the identified material weaknesses described above, which remediation efforts began in the quarter ended March 31, 2025 and have continued through March 31, 2026. Steps within the remediation plan include:


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

•Engaging external system consultants to assist in working through the high volume of new and unique data output as well as correcting general ledger and transaction code mapping to financial statement accounts;

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

During the three months ended March 31, 2026, we continued to implement our remediation plan and make progress toward resolution, however, no specific milestones were achieved.

We continue to evaluate and monitor the design, implementation, and operating effectiveness of these controls. However, the material weaknesses described above have not yet been remediated. Management is committed to remediating the weaknesses as quickly as possible and will continue to devote the necessary resources to achieve this goal.

Changes in Internal Control over Financial Reporting

Other than the changes and remediation efforts as described above, there were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS:

From time to time, the Company is involved in various claims and lawsuits incidental to its business. In the opinion of management based on currently available facts, the ultimate resolution of any such known claims and lawsuits is not expected to have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st FRANKLIN FINANCIAL CORPORATION
Registrant

/s/ Jerry J. Harrison, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ Jenna C. Hood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2026