Form 10-Q
period 2026-06-30
1st FRANKLIN FINANCIAL CORP
filed 2026-08-12
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 12, 2026
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,318 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements:

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share data)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$40,889	$18,171

Restricted cash	27,090	28,194

Loans:
Direct cash loans	1,309,201	1,308,075
Real estate loans	16,664	18,859
Sales finance contracts	109,187	120,669
	1,435,052	1,447,603

Less: Unearned finance charges	238,452	237,338
Unearned insurance premiums and commissions	87,301	86,025
Allowance for credit losses	77,121	76,279
Loans, net	1,032,178	1,047,961

Investment securities available-for-sale	271,389	275,341

Other assets:
Operating lease right-of-use assets	41,897	40,257
Other assets	51,516	50,879
	93,413	91,136

Total assets	$1,464,959	$1,460,803

Liabilities and stockholders' equity
Senior debt	$1,068,411	$1,076,008
Subordinated debt	32,702	32,793
Operating lease liabilities	43,378	41,728
Accrued expenses and other liabilities	37,372	39,520
Total liabilities	1,181,863	1,190,049

Stockholders' equity:
Preferred stock
$100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common stock
Voting shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170	170
Non-voting shares; no par value; 198,000 shares authorized; 168,318 shares outstanding	—	—
Accumulated other comprehensive loss	(20,313)	(21,848)
Retained earnings	303,239	292,432
Total stockholders' equity	283,096	270,754

Total liabilities and stockholders' equity	$1,464,959	$1,460,803
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Interest income	$96,095	$86,900	$189,105	$172,748
Interest expense	14,737	14,125	29,358	28,098
Net interest income	81,358	72,775	159,747	144,650

Provision for credit losses	23,916	31,074	54,151	52,623

Net interest income after provision for credit losses	57,442	41,701	105,596	92,027

Insurance income
Premiums and commissions	18,204	16,426	36,052	31,874
Insurance claims and expenses	4,644	3,819	9,355	7,550
Total net insurance income	13,560	12,607	26,697	24,324

Other revenue	2,375	2,091	4,414	3,799

Other operating expenses
Personnel expense	38,651	32,710	74,942	69,485
Occupancy expense	6,460	5,599	13,300	11,255
Other expense	16,596	14,978	33,467	30,621
Total	61,707	53,287	121,709	111,361

Income before income taxes	11,670	3,112	14,998	8,789

Provision for income taxes	1,778	1,403	3,458	2,885

Net income	$9,892	$1,709	$11,540	$5,904

Basic and diluted earnings per share
170,018 shares outstanding for all periods (1,700 voting, 168,318 non-voting)	$58.18	$10.05	$67.88	$34.73
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$9,892	$1,709	$11,540	$5,904

Other comprehensive income (loss):
Net changes related to available-for-sale securities
Unrealized gains (losses)	8,305	(4,222)	1,977	(9,768)
Income tax (expense) benefit	(1,744)	887	(415)	2,051
Net unrealized gains (losses)	6,561	(3,335)	1,562	(7,717)

Less reclassification of gain to net income	5	2	27	2

Total other comprehensive income (loss)	6,556	(3,337)	1,535	(7,719)

Total comprehensive income (loss)	$16,448	$(1,628)	$13,075	$(1,815)
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount

Three Months Ended June 30, 2026:
Balance at March 31, 2026	170	$170	$294,080	$(26,869)	$267,381
Comprehensive income:
Net income	—	—	9,892	—
Other comprehensive income	—	—	—	6,556
Total comprehensive income	—	—	—	—	16,448
Cash distributions paid	—	—	(733)	—	(733)
Balance at June 30, 2026	170	$170	$303,239	$(20,313)	$283,096

Three Months Ended June 30, 2025:
Balance at March 31, 2025	170	$170	$281,958	$(31,604)	$250,524
Comprehensive income:
Net income	—	—	1,709	—
Other comprehensive loss	—	—	—	(3,337)
Total comprehensive loss	—	—	—	—	(1,628)
Balance at June 30, 2025	170	$170	$283,667	$(34,941)	$248,896

Six Months Ended June 30, 2026:
Balance at December 31, 2025	170	$170	$292,432	$(21,848)	$270,754
Comprehensive income:
Net income	—	—	11,540	—
Other comprehensive income	—	—	—	1,535
Total comprehensive income	—	—	—	—	13,075
Cash distributions paid	—	—	(733)	—	(733)
Balance at June 30, 2026	170	$170	$303,239	$(20,313)	$283,096

Six Months Ended June 30, 2025:
Balance at December 31, 2024	170	$170	$277,763	$(27,222)	$250,711
Comprehensive income:
Net income	—	—	5,904	—
Other comprehensive loss	—	—	—	(7,719)
Total comprehensive loss	—	—	—	—	(1,815)
Balance at June 30, 2025	170	$170	$283,667	$(34,941)	$248,896
See Notes to Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income	$11,540	$5,904
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	54,151	52,623
Depreciation and amortization	4,077	4,415
Deferred tax provision	244	100
Net gains due to called redemptions of marketable securities and amortization on securities	(280)	(231)
(Increase) / decrease in other assets	(3,353)	4,758
(Decrease) / increase in other liabilities	(2,147)	3,477
Net cash provided by operating activities	64,232	71,046

Cash flows from investing activities:
Loans originated or purchased	(363,401)	(381,940)
Loan payments	325,033	292,278
Purchases of securities, available-for-sale	—	(7,802)
Redemptions of securities, available-for-sale	6,175	290
Capital expenditures	(1,982)	(1,683)
Net cash (used in) investing activities	(34,175)	(98,857)

Cash flows from financing activities:
Increase in senior demand notes	1,265	153
Advances on credit line	104,291	124,152
Payments on credit line	(124,891)	(117,720)
Commercial paper issued	51,383	51,040
Commercial paper redeemed	(39,667)	(22,802)
Subordinated debt securities issued	2,928	4,697
Subordinated debt securities redeemed	(3,019)	(4,086)
Dividends / distributions	(733)	—
Net cash (used in) provided by financing activities	(8,443)	35,434

Change in cash, cash equivalents, and restricted cash	$21,614	$7,623

Cash, cash equivalents and restricted cash, beginning	46,365	44,715

Cash, cash equivalents and restricted cash, ending	$67,979	$52,338

Cash paid during the year for -
Interest paid	$29,690	$28,135
Federal income taxes paid, net of refunds	2,890	—
Non-cash transactions for -
ROU assets and associated liabilities	5,462	1,181
Loan renewals	385,010	348,466
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of 1st Franklin Financial Corporation and its subsidiaries ("1st Franklin", "1FFC", the "Company", "our" or "we") should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto as of December 31, 2025 and for the year then ended included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the "SEC"). Inter-company accounts and transactions have been eliminated from the accompanying unaudited condensed consolidated financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of June 30, 2026 and December 31, 2025, its consolidated results of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025 and its consolidated cash flows for the six months ended June 30, 2026 and 2025. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Earnings per share is net income available to shareholders divided by the weighted average number of shares of common stock outstanding during the period. The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and Cash Equivalents	$40,889	$18,171
Restricted Cash	27,090	28,194
Total Cash, Cash Equivalents and Restricted Cash	$67,979	$46,365
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
During the three months ended June 30, 2026 and 2025, the Company recognized interest revenue of $96.1 million and $86.9 million, respectively, insurance revenue of $18.2 million and $16.4 million, respectively, and other revenues of $2.4 million and $2.1 million, respectively. During the six months ended June 30, 2026, and 2025, the Company recognized interest revenue of $189.1 million and $172.7 million, respectively, insurance

revenue of $36.1 million and $31.9 million, respectively, and other revenues of $4.4 million and $3.8 million, respectively.
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
Recent Accounting Pronouncements:
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), further clarified by ASU 2025-01. The update requires disclosure of specified information about certain expenses, including: employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain other expenses, gains and losses that are already required to be disclosed in the same disclosure as other disaggregation requirements. This guidance is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. 1FFC is currently evaluating the impact of this update on its consolidated financial statements.
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

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
The Company’s balances on non-accrual loans by loan class are as follows (in thousands):

Loan Class	June 30, 2026	December 31, 2025

Direct Cash Loans	$53,977	$58,802
Real Estate Loans	1,451	1,407
Sales Finance Contracts	4,001	4,863
Total	$59,429	$65,072
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
An age analysis of balances past due, segregated by loan class is as follows (in thousands):

	June 30, 2026
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$29,729	$20,718	$33,259	$83,706
Real Estate Loans	1,253	571	879	2,703
Sales Finance Contracts	2,602	1,668	2,333	6,603
Total	$33,584	$22,957	$36,471	$93,012

	December 31, 2025
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$32,184	$20,223	$38,601	$91,008
Real Estate Loans	707	406	1,001	2,114
Sales Finance Contracts	3,322	1,964	2,900	8,186
Total	$36,213	$22,593	$42,502	$101,308

While delinquency rating analysis is a primary credit quality indicator, 1FFC also considers the ratio of bankrupt accounts to the total loan portfolio in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses. The ratio of bankrupt accounts to total principal loan balances outstanding was 1.36% at June 30, 2026, compared to 1.30% at December 31, 2025.


The following tables present the balance in each segment in the portfolio for the period indicated based on payment performance by year of origination (in thousands):

	Payment Performance - Balance by Origination Year as of June 30, 2026
	2026(1)	2025	2024	2023	2022	Prior	Total Balance
Direct Cash Loans
Performing	$612,063	$516,303	$88,305	$26,120	$8,839	$3,594	$1,255,224
Nonperforming	8,511	35,454	6,443	2,079	915	575	53,977
	$620,574	$551,757	$94,748	$28,199	$9,754	$4,169	$1,309,201
Real Estate Loans:
Performing	$—	$—	$2,454	$—	$744	$12,015	$15,213
Nonperforming	—	—	—	—	120	1,331	1,451
	$—	$—	$2,454	$—	$864	$13,346	$16,664
Sales Finance Contracts:
Performing	$25,676	$33,965	$22,098	$15,557	$6,263	$1,627	$105,186
Nonperforming	215	1,086	1,076	922	480	222	4,001
	$25,891	$35,051	$23,174	$16,479	$6,743	$1,849	$109,187
(1)Includes loans originated during the six months ended June 30, 2026.

	Payment Performance - Balance by Origination Year as of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total Balance
Direct Cash Loans
Performing	$1,009,416	$171,538	$46,258	$15,694	$5,108	$1,259	$1,249,273
Nonperforming	39,164	13,514	3,603	1,584	701	236	58,802
	$1,048,580	$185,052	$49,861	$17,278	$5,809	$1,495	$1,308,075
Real Estate Loans:
Performing	$—	$2,454	$—	$854	$6,494	$7,650	$17,452
Nonperforming	—	—	—	97	607	703	1,407
	$—	$2,454	$—	$951	$7,101	$8,353	$18,859
Sales Finance Contracts:
Performing	$46,711	$31,957	$23,268	$10,618	$2,807	$445	$115,806
Nonperforming	1,131	1,553	1,044	697	364	74	4,863
	$47,842	$33,510	$24,312	$11,315	$3,171	$519	$120,669
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
The allowance for credit losses increased by $0.8 million to $77.1 million as of June 30, 2026, compared to $76.3 million as of December 31, 2025.
Gross charge offs by origination year are as follows (in thousands):

	Three Months Ended June 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
Direct Cash Loans	$267	$25,392	$4,836	$1,133	$504	$298	$32,430
Real Estate Loans	—	—	—	2	—	—	2
Sales Finance Contracts	29	605	485	578	236	105	2,038
Total	$296	$25,997	$5,321	$1,713	$740	$403	$34,470

	Three Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans	$209	$25,437	$4,686	$1,488	$626	$372	$32,818
Real Estate Loans	—	6	—	—	—	—	6
Sales Finance Contracts	—	926	949	635	254	90	2,854
Total	$209	$26,369	$5,635	$2,123	$880	$462	$35,678

	Six Months Ended June 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
Direct Cash Loans	$275	$50,523	$12,754	$2,765	$1,212	$743	$68,272
Real Estate Loans	—	—	—	2	—	—	2
Sales Finance Contracts	29	1,302	1,234	1,033	522	232	4,352
Total	$304	$51,825	$13,988	$3,800	$1,734	$975	$72,626

	Six Months Ended June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans	$220	$41,817	$12,834	$3,756	$1,556	$686	60,869
Real Estate Loans	—	12	—	—	—	—	12
Sales Finance Contracts	—	1,764	2,108	1,372	539	220	6,003
Total	$220	$43,593	$14,942	$5,128	$2,095	$906	$66,884

The following tables represent the rollforward of the allowance for credit losses for the periods presented (in thousands):


	Three Months Ended June 30, 2026
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Ending Balance 3/31/2026	$69,111	$1,050	$5,866	$76,027
Provision for Credit Losses	23,022	(21)	915	23,916
Charge-offs	(32,430)	(2)	(2,038)	(34,470)
Recoveries	10,756	1	891	11,648
Ending Balance 6/30/2026	$70,459	$1,028	$5,634	$77,121

	Three Months Ended June 30, 2025
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Ending Balance 3/31/2025	$61,364	$1,416	$7,704	$70,484
Provision for Credit Losses	28,980	31	2,063	31,074
Charge-offs	(32,818)	(6)	(2,854)	(35,678)
Recoveries	7,136	1	688	7,825
Ending Balance 6/30/2025	$64,662	$1,442	$7,601	$73,705

	Six Months Ended June 30, 2026
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Balance as of 12/31/2025	$68,669	$1,235	$6,375	$76,279
Provision for Credit Losses	52,224	(207)	2,134	$54,151
Charge-offs	(68,272)	(2)	(4,352)	$(72,626)
Recoveries	17,838	2	1,477	$19,317
Ending Balance 6/30/2026	$70,459	$1,028	$5,634	$77,121

	Six Months Ended June 30, 2025
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Balance as of 12/31/2024	$63,371	$1,616	$8,379	$73,366
Provision for Credit Losses	48,946	(164)	3,841	$52,623
Charge-offs	(60,869)	(12)	(6,003)	$(66,884)
Recoveries	13,214	2	1,384	$14,600
Ending Balance 6/30/2025	$64,662	$1,442	$7,601	$73,705

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

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

The information relating to modifications to borrowers experiencing financial difficulty for the period indicated are as follows (in thousands, except for %):

	Three Months Ended June 30, 2026

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$2,352	0.7%	$4,531	1.4%	$339	0.1%	$—	—%	$10,147	3.1%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	5	—%	15	0.1%	28	—%	—	—%	3	—%
Total	$2,357	0.7%	$4,546	1.3%	$367	—%	$—	—%	$10,150	2.8%

	Three Months Ended June 30, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$246	—%	$4,427	0.5%	$726	0.1%	$16	—%	$8,905	0.9%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	11	—%	429	0.4%	80	0.1%	—	—%	985	0.9%
Total	$257	—%	$4,856	0.4%	$806	0.1%	$16	—%	$9,890	0.9%

	Six Months Ended June 30, 2026

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$4,921	0.8%	$9,280	1.4%	$727	0.1%	$—	—%	$19,629	3.0%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	8	—%	47	0.1%	66	0.1%	—	—%	35	0.1%
Total	$4,929	0.7%	$9,327	1.3%	$793	0.1%	$—	—%	$19,664	2.7%

	Six Months Ended June 30, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$1,340	0.1%	$7,087	0.7%	$1,839	0.2%	$32	—%	$14,211	1.5%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	145	0.1%	646	0.6%	221	0.2%	—	—%	1,707	1.6%
Total	$1,485	0.1%	$7,733	0.7%	$2,060	0.2%	$32	—%	$15,918	1.4%

The financial effects of the modifications to borrowers experiencing financial difficulty for the period indicated are:

As of and for the three months ended June 30, 2026
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $0.3 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 30.7% to 21.4%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.1% to 17.7%
Term Extension	Direct Cash Loans	Added a weighted average 14 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 19 months to the term

As of and for the three months ended June 30, 2025
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $0.3 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 29.4% to 20.8%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.5% to 13.1%
Term Extension	Direct Cash Loans	Added a weighted average 16 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 24 months to the term

As of and for the six months ended June 30, 2026
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $0.7 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 30.7% to 21.4%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.1% to 15.8%
Term Extension	Direct Cash Loans	Added a weighted average 14 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 20 months to the term

As of and for the six months ended June 30, 2025
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $0.4 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 29.4% to 20.8%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.6% to 12.9%
Term Extension	Direct Cash Loans	Added a weighted average 17 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 24 months to the term
Aging of loans modified for borrowers experiencing financial difficulty in the past 12 months are as follows (in thousands):

	June 30, 2026

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans	$47,534	$6,176	$3,820	$57,530
Real Estate Loans	—	—	—	—
Sales Finance Contracts	552	61	74	687
Total	$48,086	$6,237	$3,894	$58,217

	June 30, 2025

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans	$34,773	$4,523	$3,460	$42,756
Real Estate Loans	—	3	—	3
Sales Finance Contracts	3,899	519	333	4,751
Total	$38,672	$5,045	$3,793	$47,510
Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off (in thousands):

	Three Months Ended June 30, 2026
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$571	$1,266	$89	$—	$2,052
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	18	22	7	—	69
Total	$589	$1,288	$96	$—	$2,121

	Three Months Ended June 30, 2025
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$383	$621	$203	$899	$473
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	51	34	23	128	29
Total	$434	$655	$226	$1,027	$502

	Six Months Ended June 30, 2026
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$716	$1,870	$171	$—	$2,985
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	18	37	22	—	119
Total	$734	$1,907	$193	$—	$3,104

	Six Months Ended June 30, 2025
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$1,272	$1,000	$556	$1,628	$939
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	98	43	67	162	37
Total	$1,370	$1,043	$623	$1,790	$976

Note 3 – INVESTMENT SECURITIES
Investment securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026:
Obligations of states and political subdivisions	$297,101	$1,841	$(27,553)	$271,389

December 31, 2025:
Obligations of states and political subdivisions	$302,996	$1,993	$(29,648)	$275,341
The amortized cost and estimated fair values of investment securities at June 30, 2026, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$—	$—
Due after one year through five years	5,185	5,219
Due after five years through ten years	45,552	45,385
Due after ten years	246,364	220,785
Total	$297,101	$271,389

The following table provides an analysis of investment securities in an unrealized loss position for which an allowance for credit losses is unnecessary as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$51,164	$(821)	$135,431	$(26,732)	$186,595	$(27,553)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$7,537	$(121)	$167,845	$(29,527)	$175,382	$(29,648)

The previous two tables represent 189 and 179 investments held by the Company at June 30, 2026 and December 31, 2025, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no-other-than-temporary impairment was determined to be necessary as of June 30, 2026 and December 31, 2025.

There were no investment securities sold during the six-month period ended June 30, 2026. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $6.2 million with no net gains as of June 30, 2026.
There were no investment securities sold during the year ended December 31, 2025. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $0.6 million with no net gains as of December 31, 2025.
The Company’s insurance subsidiaries, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company (collectively, "the Frandiscos"), internally designate certain investments as restricted to cover policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with Frandisco Property and Casualty Insurance Company. These trusts held $64.5 million and $63.9 million in available-for-sale investment securities at market value at June 30, 2026 and December 31, 2025, respectively. US Bank also serves as trustee under trust agreements with Frandisco Life Insurance Company. At June 30, 2026, these trusts held $37.3 million in available-for-sale investment securities at market value compared to $39.9 million at December 31, 2025. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.
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

including, but not limited, to comparison to other pricing services or corroboration of pricing by reference to independent market data. There was no change in this methodology during any period reported.
Assets measured at fair value as of June 30, 2026 and December 31, 2025 were available-for-sale investment securities which are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
June 30, 2026	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Obligations of states and political subdivisions	$—	$271,389	$—	$271,389
Available-for-sale investment securities	$—	$271,389	$—	$271,389

December 31, 2025
Obligations of states and political subdivisions	$—	$275,341	$—	$275,341
Available-for-sale investment securities	$—	$275,341	$—	$275,341

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


Note 5 – LEASES
The Company is party to operating lease agreements, which are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the three and six months ended June 30, 2026 were $2.4 million and $4.9 million, respectively, compared to $2.4 million and $4.7 million, respectively, for the same periods in the prior year.
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
Operating lease ROU assets and operating lease liabilities were $41.9 million and $43.4 million at June 30, 2026, respectively, and $39.6 million and $40.9 million at June 30, 2025, respectively. At December 31, 2025 the operating lease ROU assets and operating liabilities were $40.3 million and $41.7 million, respectively.
The Company’s lease maturities as of June 30, 2026 and June 30, 2025 are presented in the tables that follow. The tables below summarize lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842 (dollars in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026

Operating lease expense	$2,441	$4,880
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,430	4,857
Weighted-average remaining lease term – operating leases	7.03 years
Weighted-average discount rate – operating leases	6.58%

Maturity analysis of lease liabilities:	Amount
Remainder of 2026	$4,844
2027	9,135
2028	8,236
2029	6,881
2030	6,027
2031 and beyond	19,220
Total	54,343
Less: Discount	(10,965)
Present Value of Lease Liability	$43,378

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025

Operating lease expense	$2,364	$4,697
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,359	4,685
Weighted-average remaining lease term – operating leases	6.59 years
Weighted-average discount rate – operating leases	6.12%

Maturity analysis of lease liabilities:	Amount
Remainder of 2025	$4,743
2026	8,846
2027	7,962
2028	7,058
2029	5,651
2030 and beyond	15,548
Total	49,808
Less: Discount	(8,934)
Present Value of Lease Liability	$40,874
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
There are no contingencies, off-balance sheet items, or legal matters, individually or in the aggregate, expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company as of June 30, 2026.
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
The effective income tax rate was 15% and 23% during the three and six months ended June 30, 2026, respectively, compared to 45% and 33% during the same periods ended June 30, 2025. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – DEBT
Senior Debt
Effective December 6, 2024, the Company entered into a credit agreement (the "Credit Agreement") with BMO Bank, N.A. As amended to date, the Credit Agreement provides for borrowings up to $300.0 million or 75% of the Company’s net loans, whichever is less, subject to certain limitations. All borrowings under the Credit Agreement are secured by loans of the Company. Available borrowings under the Credit Agreement were $99.9

million and $79.3 million at June 30, 2026 and December 31, 2025, at interest rates of 6.62% and 6.87%, respectively. Outstanding borrowings on the Credit Agreement were $200.1 million and $220.7 million at June 30, 2026 and December 31, 2025, respectively. The Credit Agreement contains covenants customary for financing transactions of this type. The Company is required, under the Credit Agreement, to report on its performance as it relates to the covenants contained therein. The Credit Agreement has a commitment termination date of December 6, 2027.
Available but unborrowed amounts under the Credit Agreement are subject to a periodic unused line fee of 0.50%, based on the outstanding balance of the credit line. The interest rate under the Credit Agreement is equivalent to the greater of (a) 0.75% per annum plus the Applicable Margin or (b) the one month secured overnight financing rate (the “SOFR Rate”) plus the term SOFR adjustment (the "Adjusted Term SOFR Rate") plus the Applicable Margin. The Adjusted Term SOFR Rate is adjusted on the first day of each calendar month based upon the SOFR Rate as of the last day of the preceding calendar month. The Applicable Margin is 3.00%. The interest rate on the Credit Agreement at June 30, 2026 and December 31, 2025 was 6.62% and 6.87%, respectively.
The Company has two lines of credit available from its subsidiaries. Frandisco Property and Casualty advanced $30.0 million to 1FFC on its credit line in August 2023 and advanced an additional $15.0 million in October 2025. Frandisco Life Insurance Company advanced $5.0 million to the Company on its credit line in October 2025. The outstanding balance on the lines of credit, including accrued interest, was $54.3 million with Frandisco Property and Casualty Insurance Company and $5.6 million with Frandisco Life Insurance Company as of June 30, 2026, respectively. Outstanding balances related to credit lines with the Frandiscos are eliminated upon consolidation.
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
Commercial paper is issued by the Company only to qualified investors, in amounts in excess of $50,000, with maturities of less than 260 days and at interest rates the Company believes are competitive in the marketplace. Additional data related to the Company's senior debt is as follows (in thousands, except % data):

As of June 30, 2026	Weighted Average Interest Rate	Average Amount Outstanding During Period

Bank Borrowings	6.66%	$202,250
Senior Demand Notes	1.88	90,338
Commercial Paper	5.44	762,911

As of December 31, 2025	Weighted Average Interest Rate	Average Amount Outstanding During Year

Bank Borrowings	7.32%	$162,651
Senior Demand Notes	1.90	91,240
Commercial Paper	5.70	742,787

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

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
Additional data related to the Company's subordinated debt is as follows (in thousands, except % data):

	Weighted Average Interest Rate	Average Amount Outstanding During Period

As of June 30, 2026	4.91%	$35,014
As of December 31, 2025	4.99	33,759
Note 9 – RELATED PARTY TRANSACTIONS
1FFC engages from time to time in transactions with related parties. Please refer to the disclosure contained in Note 12, Related Party Transactions, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information on related party transactions.
The Company leased a portion of its properties from certain officers or stockholders (see Note 5, Leases). The remaining payments under the leases were $0.3 million at June 30, 2026.
The Company has an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The balance on this commercial loan (including principal and accrued interest) was $2.5 million at June 30, 2026. The loan is a variable-rate loan with the interest based on the prime rate plus 1%. The interest rate adjusts whenever the prime rate changes.
The Company also has a loan for premium payments to a trust of a retired executive officer’s irrevocable life insurance policy. The principal balance on this loan at June 30, 2026 was $0.5 million.
Certain directors, officers and stockholders have funds personally invested in the Company’s debt securities. As of June 30, 2026, total related party debt was approximately $44.5 million. Of the $44.5 million of related party debt, an aggregate principal amount of $18.7 million of subordinated notes were issued on December 23, 2025 to certain stockholders through a private placement. The remaining related party debt of $25.8 million carries terms and interest rates that are consistent with the market and those offered to non-affiliates.
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
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
The following narrative is management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “1FFC”, “our” or “we”) financial condition and operating results as of and for the three and six months ended June 30, 2026 and 2025. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results achieved in any interim period are not necessarily indicative of the results to be expected for the full year period or any other interim period.

FORWARD-LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. Forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "potential," "predict," "project," "seek," "should," "will," "would" or comparable terminology. These forward-looking statements include, but are not limited to, statements about our strategies, future operations, future financial position, future revenues, projected costs, expectations regarding demand and acceptance for our financial products, growth opportunities and trends in the market in which we operate, and our prospects, plans and objectives of management. The Company's actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein, which involve known and unknown risks and uncertainties. Possible factors that could cause actual future results to differ from expectations include, but are not limited to: our ability to manage cash flow and working capital; the accuracy of management’s estimates and judgments; adverse general economic conditions, including changes in employment rates or in the interest rate environment; adverse changes in the ability or willingness of our customers to meet their loan repayment obligations to the Company; unexpected reductions in the size or collectability of our loan portfolio; unexpected increases in our allowance for credit losses; reduced sales or increased redemptions of our securities; unavailability of borrowings under our credit facility; federal and state regulatory changes affecting consumer finance companies; unfavorable outcomes in legal proceedings; our ability to remediate the previously disclosed material weaknesses in our internal control over financial reporting; and those risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other factors referenced elsewhere in our subsequent filings with the Securities and Exchange Commission from time to time. As a result, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements, except as required by law.
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
All of 1FFC's loans are at fixed rates and contain fixed terms and fixed payments. The Company operates branch offices in ten southern states and had a total of 369 branch locations as of June 30, 2026, including 109 branch offices in Georgia, 47 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 36 in Louisiana, 24 in Texas, 19 in Kentucky, 7 in Virginia, and 5 in Florida. The Company and its operations are guided by a strategic plan which includes planned growth through strategic expansion of our branch office network. The majority of our revenues are derived from interest and finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.
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

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

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

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

RESULTS OF OPERATIONS:
Net loans are carried on an amortized cost basis which includes the remaining principal balance, accrued interest, and net unamortized deferred fees and costs. The following table summarizes our results of operations, both in dollars and as a percentage of average net loans (in thousands):

	Six Months Ended June 30, 2026
	2026		2025
	Amount	% of Average Net Loans	Amount	% of Average Net Loans
Interest income	$189,105	18.6%	$172,748	18.9%
Interest expense	29,358	2.9	28,098	3.1

Provision for credit losses	54,151	5.3	52,623	5.8

Net insurance income	26,697	2.6	24,324	2.7
Other revenue	4,414	0.4	3,799	0.4

Personnel	74,942	7.4	69,485	7.6
Occupancy	13,300	1.3	11,255	1.2
Other	33,467	3.3	30,621	3.4
Total operating expenses	121,709	12.0	111,361	12.2

Income before income taxes	14,998	1.5	8,789	1.0
Income taxes	3,458	0.3	2,885	0.3
Net income	$11,540	1.1%	$5,904	0.6%
Information explaining the changes in our results of operations from year-to-year is provided in the following pages.
Comparison of June 30, 2026 versus December 31, 2025
The following table describes the changes in loans by loan class (in thousands, except for %):

	Loans Outstanding
	June 30, 2026	December 31, 2025	$ Change	% Change

Direct cash loans	$1,309,201	$1,308,075	$1,126	—%
Real estate loans	16,664	18,859	(2,195)	(12)
Sales finance contracts	109,187	120,669	(11,482)	(10)
Total loans outstanding	$1,435,052	$1,447,603	$(12,551)	(1)%
Comparison of the Three Months Ended June 30, 2026, versus the Three Months Ended June 30, 2025
Net Income:
Net income increased $8.2 million (479%) to $9.9 million during the three months ended June 30, 2026, from $1.7 million during the same period a year ago. The change in net income is explained in greater detail below.
Interest Income:
Interest income increased $9.2 million (11%) to $96.1 million during the three months ended June 30, 2026, from $86.9 million during the same period in 2025. The increase in interest income was primarily driven by

growth in the average net loans outstanding, which increased $100.0 million (11%) to $1,021.9 million during the three months just ended, compared to $921.9 million during the prior-year period.
Gross loan originations decreased $11.1 million (3%) to $431.1 million for the three months ended June 30, 2026, compared to $442.2 million during the prior-year period. The decrease in origination volume was primarily attributable to lower direct cash loan originations, reflecting a more conservative underwriting approach within certain higher-risk segments of the portfolio. Sales finance originations also declined in the current quarter. The overall decline was partially offset by increases in bulk purchases. The following table represents the volume of loans originated or acquired (in thousands):

	Three Months Ended June 30, 2026
	2026	2025	$ Change	% Change

Direct cash loans	$413,698	$423,057	$(9,359)	(2)%
Real estate loans	—	—	—	—
Sales finance contracts	15,280	18,243	(2,963)	(16)
Net bulk purchases	2,103	903	1,200	133
Total loans originated / acquired	$431,081	$442,203	$(11,122)	(3)%
Interest Expense:
Interest expense increased $0.6 million (4%) to $14.7 million during the three months ended June 30, 2026, from $14.1 million during the prior-year period due to higher average borrowings.
Provision for Credit Losses:
The Company’s provision for credit losses decreased $7.2 million (23%) to $23.9 million during the three months ended June 30, 2026, from $31.1 million during the same period last year. The decrease was primarily driven by net charge-offs decreasing $5.1 million (18%) to $22.8 million from $27.9 million during the same period last year due to improved portfolio performance along with a smaller allowance adjustment in the current-year period.
Insurance Revenue:
Net insurance income (insurance revenues less claims and expenses) increased $1.0 million (8%) to $13.6 million during the three months ended June 30, 2026, from $12.6 million during the same period a year ago.
The following table summarizes the components of insurance income net (in thousands):

	Three Months Ended June 30, 2026
	2026	2025	$ Change	% Change

Earned premiums and commissions	$18,204	$16,426	$1,778	11%
Insurance claims and expenses	4,644	3,819	825	22
Net insurance income	$13,560	$12,607	$953	8%
Earned premiums and commissions were $1.8 million (11%) higher during the three months ended June 30, 2026, compared to the same period a year ago. Insurance claims and expenses increased $0.8 million (22%) for the three month period just ended. These increases were driven by growth in the direct cash loan portfolio and the corresponding rise in optional insurance products written.
Other Revenue:
Other revenue increased $0.3 million (14%) to $2.4 million during the three months ended June 30, 2026, from $2.1 million during the same period last year. This was primarily due to an increase in sales of our auto club membership products, resulting from growth in the loan portfolio.

Operating Expenses:
The Company's operating expenses increased $8.4 million (16%) to $61.7 million during the three months ended June 30, 2026, from $53.3 million during the same period a year ago. Other operating expenses encompass personnel expense, occupancy expense and other expenses.
Personnel expense increased $6.0 million (18%) to $38.7 million during the three months ended June 30, 2026, from $32.7 million during the same period in 2025. Increases in the bonus accrual, salaries, and medical claims attributed to the increase in personnel expense.
Occupancy expenses increased $0.9 million (15%) to $6.5 million during the three months ended June 30, 2026, from $5.6 million during the same period a year ago. Increases in maintenance and utilities expenses and rent expense were partially offset by decreases in depreciation and amortization expenses.
Other expenses increased $1.6 million (11%) to $16.6 million during the three months ended June 30, 2026, from $15.0 million during the same period in 2025. Higher professional fees, credit bureau dues, taxes and licenses, and computer expenses were partially offset by decreases in information technology consulting expenses, conversion expenses, and advertising and postage expenses.
Income Taxes:
Income taxes increased $0.4 million (27%) to $1.8 million during the three months ended June 30, 2026, from $1.4 million during the same period in 2025.
The effective income tax rate was 15% during the three months ended June 30, 2026, compared to 45% during the same period ended June 30, 2025. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Comparison of the Six Months Ended June 30, 2026, versus the Six Months Ended June 30, 2025
Net Income:
Net income increased $5.6 million (95%) to $11.5 million during the six months ended June 30, 2026, from $5.9 million during the same period a year ago. The change in net income is explained in greater detail below.
Interest Income:
Interest income increased $16.4 million (9%) to $189.1 million during the six months ended June 30, 2026, from $172.7 million during the same period in 2025. The increase in interest income was primarily driven by growth in the average net loans outstanding, which increased $106.4 million (12%) to $1,018.8 million during the six months just ended, compared to $912.4 million during the prior-year period.
Gross loan originations increased $18.0 million (2%) to $748.4 million for the six months ended June 30, 2026, compared to $730.4 million during the prior-year period. The increase in origination volume was due to growth in direct cash loans, partially offset by declines in sales finance originations and bulk purchases. 1FFC's net loan portfolio decreased $15.8 million to $1,032.2 million at June 30, 2026 compared to $1,048.0 million at December 31, 2025. The following table represents the volume of loans originated or acquired (in thousands):

	Six Months Ended June 30, 2026
	2026	2025	$ Change	% Change

Direct cash loans	$714,534	$691,444	$23,090	3%
Real estate loans	—	—	—	—
Sales finance contracts	28,408	31,632	(3,224)	(10)
Net bulk purchases	5,469	7,330	(1,861)	(25)
Total loans originated / acquired	$748,411	$730,406	$18,005	2%
Interest Expense:
Interest expense increased $1.3 million (5%) to $29.4 million during the six months ended June 30, 2026, from $28.1 million during the prior-year period due to higher average borrowings. Average borrowings increased $85.2 million (9%) to $1,086.5 million during the six months ended June 30, 2026 compared to $1,001.3 million

during the prior-year period. The Company's average borrowing rates were 5.40% and 5.62% during the six month period ended June 30, 2026 and 2025, respectively.
Management expects that, based on historical results and current estimates, average net receivables will grow throughout the remainder of 2026, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact net interest income.
Provision for Credit Losses:
The Company’s provision for credit losses increased $1.6 million (3%) to $54.2 million during the six months ended June 30, 2026, from $52.6 million during the same period last year. The increase was primarily due to an increase in net charge-offs of $1.0 million (2%) to $53.3 million during the six months ended June 30, 2026, from $52.3 million during the same period last year. The increase in net charge-offs was primarily due to growth in the loan portfolio during the six months ended June 30, 2026 compared the same period last year.
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
The percent of the loan portfolio greater than 30 days delinquent is 6.48% at June 30, 2026 compared to 7.00% at December 31, 2025. The ratio of bankrupt accounts to the net principal balance was 1.36% at June 30, 2026 and 1.30% at December 31, 2025 respectively.
An age analysis of balances past due, segregated by loan class, as of June 30, 2026 and 2025 is as follows (in thousands):

	June 30, 2026
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$29,729	$20,718	$33,259	$83,706
Real Estate Loans	1,253	571	879	2,703
Sales Finance Contracts	2,602	1,668	2,333	6,603
Total	$33,584	$22,957	$36,471	$93,012

	December 31, 2025
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$32,184	$20,223	$38,601	$91,008
Real Estate Loans	707	406	1,001	2,114
Sales Finance Contracts	3,322	1,964	2,900	8,186
Total	$36,213	$22,593	$42,502	$101,308
Insurance Revenue:
Net insurance income (insurance revenues less claims and expenses) increased $2.4 million (10%) to $26.7 million during the six months ended June 30, 2026, from $24.3 million during the same period a year ago.
The following table summarizes the components of insurance income net (in thousands):

	Six Months Ended June 30, 2026
	2026	2025	$ Change	% Change

Earned premiums and commissions	$36,052	$31,874	$4,178	13%
Insurance claims and expenses	9,355	7,550	1,805	24
Net insurance income	$26,697	$24,324	$2,373	10%
Earned premiums and commissions were $4.2 million (13%) higher during the six months ended June 30, 2026 compared to the same period a year ago. Insurance claims and expenses increased $1.8 million (24%) for the six month period just ended. These increases were driven by growth in the direct cash loan portfolio and the corresponding rise in optional insurance products written.
Other Revenue:
Other revenue increased $0.6 million (16%) to $4.4 million during the six months ended June 30, 2026, from $3.8 million during the same period last year. This was primarily due to an increase in sales of our auto club membership products, which resulted from growth in the loan portfolio.
Operating Expenses:
The Company's operating expenses increased $10.3 million (9%) to $121.7 million during the six months ended June 30, 2026, from $111.4 million during the same period a year ago. Other operating expenses encompass personnel expense, occupancy expense and other expenses.
Personnel expense increased $5.4 million (8%) to $74.9 million during the six months ended June 30, 2026, from $69.5 million during the same period in 2025. This was primarily due to increases in the bonus accrual and medical claims.
Occupancy expenses increased $2.0 million (18%) to $13.3 million during the six months ended June 30, 2026, from $11.3 million during the same period a year ago. Increases in maintenance and utilities expenses and rent expense attributed to the increase in occupancy expenses.
Other expenses increased $2.9 million (9%) to $33.5 million during the six months ended June 30, 2026, from $30.6 million during the same period in 2025. Higher professional fees, taxes and licenses, computer expenses and credit bureau dues were partially offset by decreases in information technology consulting expenses, conversion expenses, and advertising and postage expenses.
Income Taxes:
Income taxes increased $0.6 million (20%) to $3.5 million during the six months ended June 30, 2026, from $2.9 million during the same period in 2025.
The effective income tax rate was 23% during the six months ended June 30, 2026, compared to 33% during the same period ended June 30, 2025. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
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

As of June 30, 2026 and December 31, 2025, the Company had $40.9 million and $18.2 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
The Company's investment securities portfolio decreased $3.9 million (1%) to $271.4 million at June 30, 2026 compared to $275.3 million at December 31, 2025. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. The investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. See Note 3, Investment Securities, in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion.
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
On November 14, 2025, management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $115.0 million from Frandisco Life Insurance Company and $135.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department approved the requests on December 3, 2025. At December 31, 2025, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $139.3 million and $125.6 million, respectively. Effective February 12, 2026, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2028. At June 30, 2026, the outstanding balance on the lines of credit, including accrued interest, was $54.3 million with Frandisco Property and Casualty Insurance Company and $5.6 million with Frandisco Life Insurance Company, respectively. Outstanding balances related to credit lines with the Frandiscos are eliminated upon consolidation.
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
The Company's debt securities are comprised of senior demand notes, commercial paper debt securities, and variable rate subordinated debentures. Debt securities increased $12.9 million to $901.0 million as of June 30, 2026, compared to $888.1 million as of December 31, 2025. Senior demand notes increased $1.3 million (1%) and commercial paper increased $11.7 million (2%) while subordinated debentures decreased $0.1 million (less than 1%) from December 31, 2025 to June 30, 2026.

In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility (the "Credit Agreement") with BMO Bank, N.A. The Credit Agreement with BMO Bank, N.A. executed on December 6, 2024, provides for borrowings of up to $300.0 million or 75% of the Company's net loans, whichever is less, subject to certain limitations. All borrowings are secured by the loans of the Company. 1FFC had $99.9 million and $79.3 million of availability to draw down cash from our Credit Agreement as of June 30, 2026 and December 31, 2025 at interest rates of 6.62% and 6.87%, respectively. Outstanding borrowings under the Credit Agreement were $200.1 million and $220.7 million at June 30, 2026 and December 31, 2025, respectively.
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
Cash Flow:
Operating Activities:
Net cash provided by operating activities during the six months ended June 30, 2026 was $64.2 million, compared to $71.0 million during the prior-year period, representing a net decrease of $6.8 million. The decrease in cash provided was primarily attributable to changes in working capital, including an increase in operating assets and a decrease in operating liabilities. These impacts were partially offset by higher net income, primarily driven by growth in the loan portfolio during the six months ended June 30, 2026, compared to the same period in the prior year.
Investing Activities:
Investing activities include the origination and repayment of loans, purchases and sales / redemptions of available for sale securities, and purchases of property and equipment for both new and existing branches. Net cash used in investing activities during the six months ended June 30, 2026 was $34.2 million, compared to $98.9 million during the prior-year period, representing a decrease in net cash used of $64.7 million. The decrease was primarily driven by higher loan repayments, lower loan originations, reduced purchases of investment securities, and higher sales / redemptions of investment securities during 2026. These factors were partially offset by an increase in capital expenditures during the six months ended June 30, 2026, compared to the same period in the prior year.
Financing Activities:
Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash used in financing activities during the six months ended June 30, 2026 was $8.4 million, compared to net cash provided by financing activities of $35.4 million during the prior-year period, representing a net decrease of $43.8 million. The decrease was primarily attributable to lower advances and higher payments on the Company's credit line. Lower issuances of subordinated debt securities and higher redemptions of commercial paper also contributed

to the decrease. These impacts were partially offset by higher net proceeds from senior demand notes during the six months ended June 30, 2026, compared to the same period in the prior year.
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
The allowance for credit losses calculation is evaluated and pooled based upon the consistent risk characteristics inherent in the portfolio. The Company utilizes a PD / LGD model to estimate the allowance for credit losses whereby estimated loss is equal to the product of PD and LGD. The allowance for credit losses model estimates instances of loss and the average severity of losses using the characteristics of the loan portfolio, along with incorporating a reasonable and supportable forecast which is utilized to support the adjustments to historical loss experience of loans with similar credit risk.
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

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
Please refer to the market risk analysis discussion in our Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed analysis of the Company's market risk exposure. There have been no material changes to the Company's market risk during the three and six months ended June 30, 2026.
ITEM 4.     CONTROLS AND PROCEDURES:

We maintain a set of disclosure controls and procedures, as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were not effective, because of the previously disclosed material weaknesses in our internal control over financial reporting further described below.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As previously described in our Annual Report on Form 10-K for the year ended December 31, 2025, we have identified certain deficiencies in our internal control over financial reporting that we believe rise to the level of material weaknesses. These deficiencies relate to the Company’s conversion to and implementation of a new loan servicing system, which conversion began in June 2024:


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

These control deficiencies created a reasonable possibility that a material misstatement in the Company’s financial statements would not be prevented or detected on a timely basis and, therefore, constituted material weaknesses. Notwithstanding the identified material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented, in conformity with GAAP.
Remediation Plan
We have initiated a comprehensive remediation plan to remediate the identified material weaknesses described above, which remediation efforts began in the quarter ended March 31, 2025 and have continued through June 30, 2026. Steps within the remediation plan include:

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


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

During the three months ended June 30, 2026, we continued to implement our remediation plan and make progress toward resolution. The Company executed the following remediation efforts during the three months ended June 30, 2026:

•Hired additional experienced associates with system development and project management expertise to enhance team capabilities;

•Engaged external advisory support to evaluate the Company's processes and controls related to compliance with the Sarbanes-Oxley Act of 2002 and obtain independent guidance and recommendations on the go-forward control framework;

•Established a formal quality control catalog to identify, quantify and track known issues, ensure issues and solutions are documented and retained for audit purposes, and achieve timely resolution of items identified as material weakness issues;

•Produced current-state documentation for all information used to prepare financial reporting, sufficient to support management's conclusion that the financial statements are materially accurate;

•Began producing formal documentation covering source data, transformations, and report definitions for all IT systems that contribute to financial reporting; and

•Established formal enterprise processes for project intake and prioritization.

We continue to evaluate and monitor the design, implementation, and operating effectiveness of these controls. However, the material weaknesses described above have not yet been remediated. Management is committed to remediating the weaknesses as quickly as possible and will continue to devote the necessary resources to achieve this goal.

Changes in Internal Control over Financial Reporting

Other than the changes and remediation efforts as described above, there were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

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

Date: August 12, 2026