Form 10-Q
period 2026-09-30
1st FRANKLIN FINANCIAL CORP
filed 2026-11-12
CIK 38723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding November 12, 2026
Voting Common Stock, par value $100 per share	1,700 Shares
Non-Voting Common Stock, no par value	168,318 Shares

PART I. FINANCIAL INFORMATION
ITEM 1.     Financial Statements:

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share data)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$38,061	$18,171

Restricted cash	41,396	28,194

Loans:
Direct cash loans	1,353,815	1,308,075
Real estate loans	13,340	18,859
Sales finance contracts	104,830	120,669
	1,471,985	1,447,603

Less: Unearned finance charges	245,552	237,338
Unearned insurance premiums and commissions	92,691	86,025
Allowance for credit losses	78,753	76,279
Loans, net	1,054,989	1,047,961

Investment securities available-for-sale	237,541	275,341

Other assets:
Operating lease right-of-use assets	41,876	40,257
Other assets	56,667	50,879
	98,543	91,136

Total assets	$1,470,530	$1,460,803

Liabilities and stockholders' equity
Senior debt	$1,094,747	$1,076,008
Subordinated debt	29,917	32,793
Operating lease liabilities	43,355	41,728
Accrued expenses and other liabilities	37,259	39,520
Total liabilities	1,205,278	1,190,049

Stockholders' equity:
Preferred stock
$100 par value, 6,000 shares authorized; 0 shares outstanding	—	—
Common stock
Voting shares; $100 par value; 2,000 shares authorized; 1,700 shares outstanding	170	170
Non-voting shares; no par value; 198,000 shares authorized; 168,318 shares outstanding	—	—
Accumulated other comprehensive loss	(45,720)	(21,848)
Retained earnings	310,802	292,432
Total stockholders' equity	265,252	270,754

Total liabilities and stockholders' equity	$1,470,530	$1,460,803
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Interest income	$96,623	$90,505	$285,729	$263,253
Interest expense	16,528	14,979	45,886	43,077
Net interest income	80,095	75,526	239,843	220,176

Provision for credit losses	27,168	21,982	81,319	74,604

Net interest income after provision for credit losses	52,927	53,544	158,524	145,572

Insurance income
Premiums and commissions	18,415	18,890	54,467	50,764
Insurance claims and expenses	4,910	4,400	14,265	11,950
Total net insurance income	13,505	14,490	40,202	38,814

Other revenue	2,370	2,430	6,784	6,228

Other operating expenses
Personnel expense	37,243	37,556	112,185	107,041
Occupancy expense	6,420	6,042	19,721	17,297
Other expense	15,859	19,097	49,326	49,718
Total	59,522	62,695	181,232	174,056

Income before income taxes	9,280	7,769	24,278	16,558

Provision for income taxes	1,717	1,584	5,175	4,469

Net income	$7,563	$6,185	$19,103	$12,089

Basic and diluted earnings per share
170,018 shares outstanding for all periods (1,700 voting, 168,318 non-voting)	$44.48	$36.38	$112.36	$71.11
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$7,563	$6,185	$19,103	$12,089

Other comprehensive (loss) income:
Net changes related to available-for-sale securities
Unrealized (losses) gains	(32,157)	10,873	(30,180)	1,105
Income tax benefit (expense)	6,753	(2,283)	6,338	(232)
Net unrealized (losses) gains	(25,404)	8,590	(23,842)	873

Less reclassification of gain to net income	3	—	30	2

Total other comprehensive (loss) income	(25,407)	8,590	(23,872)	871

Total comprehensive (loss) income	$(17,844)	$14,775	$(4,769)	$12,960
See Notes to Condensed Consolidated Financial Statements

1st FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount

Three Months Ended September 30, 2026:
Balance at June 30, 2026	170	$170	$303,239	$(20,313)	$283,096
Comprehensive income:
Net income	—	—	7,563	—
Other comprehensive loss	—	—	—	(25,407)
Total comprehensive loss	—	—	—	—	(17,844)
Balance at September 30, 2026	170	$170	$310,802	$(45,720)	$265,252

Three Months Ended September 30, 2025:
Balance at June 30, 2025	170	$170	$283,667	$(34,941)	$248,896
Comprehensive income:
Net income	—	—	6,185	—
Other comprehensive income	—	—	—	8,590
Total comprehensive income	—	—	—	—	14,775
Balance at September 30, 2025	170	$170	$289,852	$(26,351)	$263,671

Nine Months Ended September 30, 2026:
Balance at December 31, 2025	170	$170	$292,432	$(21,848)	$270,754
Comprehensive income:
Net income	—	—	19,103	—
Other comprehensive loss	—	—	—	(23,872)
Total comprehensive loss	—	—	—	—	(4,769)
Cash distributions paid	—	—	(733)	—	(733)
Balance at September 30, 2026	170	$170	$310,802	$(45,720)	$265,252

Nine Months Ended September 30, 2025:
Balance at December 31, 2024	170	$170	$277,763	$(27,222)	$250,711
Comprehensive income:
Net income	—	—	12,089	—
Other comprehensive income	—	—	—	871
Total comprehensive income	—	—	—	—	12,960
Balance at September 30, 2025	170	$170	$289,852	$(26,351)	$263,671
See Notes to Condensed Consolidated Financial Statements

1ST FRANKLIN FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income	$19,103	$12,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	81,319	74,604
Depreciation and amortization	6,215	6,754
Deferred tax provision	637	513
Net gains due to called redemptions of marketable securities and amortization on securities	(408)	(350)
(Increase) / decrease in other assets	(3,370)	5,290
(Decrease) / increase in other liabilities	(2,260)	1,624
Net cash provided by operating activities	101,236	100,524

Cash flows from investing activities:
Loans originated or purchased	(580,392)	(615,071)
Loan payments	492,045	457,544
Purchases of securities, available-for-sale	—	(12,673)
Redemptions of securities, available-for-sale	7,990	290
Capital expenditures	(2,897)	(3,739)
Proceeds from sale of fixed assets	—	—
Net cash (used in) investing activities	(83,254)	(173,649)

Cash flows from financing activities:
(Decrease) in senior demand notes	(6,711)	(4,752)
Advances on credit line	175,192	203,753
Payments on credit line	(173,492)	(153,922)
Commercial paper issued	80,866	85,898
Commercial paper redeemed	(57,136)	(48,080)
Subordinated debt securities issued	4,766	5,666
Subordinated debt securities redeemed	(7,642)	(4,849)
Dividends / distributions	(733)	—
Net cash provided by financing activities	15,110	83,714

Change in cash, cash equivalents, and restricted cash	$33,092	$10,589

Cash, cash equivalents and restricted cash, beginning	46,365	44,715

Cash, cash equivalents and restricted cash, ending	$79,457	$55,304

Cash paid during the year for -
Interest paid	$46,079	$42,831
Federal income taxes paid, net of refunds	5,700	3,850
Non-cash transactions for -
ROU assets and associated liabilities	7,546	4,246
Loan renewals	602,264	553,416
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's consolidated financial position as of September 30, 2026 and December 31, 2025, its consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025 and its consolidated cash flows for the nine months ended September 30, 2026 and 2025. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, the Company believes that the disclosures herein are adequate to make the information presented not misleading.
The Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at and as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Earnings per share is net income available to shareholders divided by the weighted average number of shares of common stock outstanding during the period. The Company has no dilutive securities outstanding.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2026	December 31, 2025
Cash and Cash Equivalents	$38,061	$18,171
Restricted Cash	41,396	28,194
Total Cash, Cash Equivalents and Restricted Cash	$79,457	$46,365
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
During the three months ended September 30, 2026 and 2025, the Company recognized interest revenue of $96.6 million and $90.5 million, respectively, insurance revenue of $18.4 million and $18.9 million, respectively, and other revenues of $2.4 million for each period. During the nine months ended September 30, 2026, and

2025, the Company recognized interest revenue of $285.7 million and $263.3 million, respectively, insurance revenue of $54.5 million and $50.8 million, respectively, and other revenues of $6.8 million and $6.2 million, respectively.

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

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
The Company’s balances on non-accrual loans by loan class are as follows (in thousands):

Loan Class	September 30, 2026	December 31, 2025

Direct Cash Loans	$65,096	$58,802
Real Estate Loans	2,371	1,407
Sales Finance Contracts	5,162	4,863
Total	$72,629	$65,072
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
An age analysis of balances past due, segregated by loan class is as follows (in thousands):

	September 30, 2026
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$33,262	$21,938	$37,997	$93,197
Real Estate Loans	1,094	595	810	2,499
Sales Finance Contracts	2,820	1,580	2,854	7,254
Total	$37,176	$24,113	$41,661	$102,950

	December 31, 2025
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$32,184	$20,223	$38,601	$91,008
Real Estate Loans	707	406	1,001	2,114
Sales Finance Contracts	3,322	1,964	2,900	8,186
Total	$36,213	$22,593	$42,502	$101,308

While delinquency rating analysis is a primary credit quality indicator, 1FFC also considers the ratio of bankrupt accounts to the total loan portfolio in evaluating whether any qualitative adjustments were necessary to the allowance for credit losses. The ratio of bankrupt accounts to total principal loan balances outstanding was 1.41% at September 30, 2026, compared to 1.30% at December 31, 2025.


The following tables present the balance in each segment in the portfolio for the period indicated based on payment performance by year of origination (in thousands):

	Payment Performance - Balance by Origination Year as of September 30, 2026
	2026(1)	2025	2024	2023	2022	Prior	Total Balance
Direct Cash Loans
Performing	$842,186	$354,673	$63,682	$19,223	$6,309	$2,646	$1,288,719
Nonperforming	26,955	29,226	5,461	1,919	996	539	65,096
	$869,141	$383,899	$69,143	$21,142	$7,305	$3,185	$1,353,815
Real Estate Loans:
Performing	$—	$—	$—	$—	$683	$10,286	$10,969
Nonperforming	—	—	—	—	146	2,225	2,371
	$—	$—	$—	$—	$829	$12,511	$13,340
Sales Finance Contracts:
Performing	$34,999	$28,274	$18,334	$12,611	$4,421	$1,029	$99,668
Nonperforming	792	1,534	1,166	853	583	234	5,162
	$35,791	$29,808	$19,500	$13,464	$5,004	$1,263	$104,830
(1)Includes loans originated during the nine months ended September 30, 2026.

	Payment Performance - Balance by Origination Year as of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total Balance
Direct Cash Loans
Performing	$1,009,416	$171,538	$46,258	$15,694	$5,108	$1,259	$1,249,273
Nonperforming	39,164	13,514	3,603	1,584	701	236	58,802
	$1,048,580	$185,052	$49,861	$17,278	$5,809	$1,495	$1,308,075
Real Estate Loans:
Performing	$—	$2,454	$—	$854	$6,494	$7,650	$17,452
Nonperforming	—	—	—	97	607	703	1,407
	$—	$2,454	$—	$951	$7,101	$8,353	$18,859
Sales Finance Contracts:
Performing	$46,711	$31,957	$23,268	$10,618	$2,807	$445	$115,806
Nonperforming	1,131	1,553	1,044	697	364	74	4,863
	$47,842	$33,510	$24,312	$11,315	$3,171	$519	$120,669
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

remaining maturity of the portfolio and determine which scenario(s) and specific scenario weights are applied within the estimation. The allowance for credit losses recorded in the Condensed Consolidated Statements of Financial Position reflects the Company's best estimate of expected credit losses.
The allowance for credit losses increased by $2.5 million to $78.8 million as of September 30, 2026, compared to $76.3 million as of December 31, 2025.
Gross charge offs by origination year are as follows (in thousands):

	Three Months Ended September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
Direct Cash Loans	$5,854	$21,824	$3,340	$966	$329	$229	$32,542
Real Estate Loans	—	—	—	—	—	—	—
Sales Finance Contracts	148	576	509	360	157	90	1,840
Total	$6,002	$22,400	$3,849	$1,326	$486	$319	$34,382

	Three Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans	$6,617	$17,497	$3,075	$1,240	$510	$239	$29,178
Real Estate Loans	—	—	—	—	7	—	7
Sales Finance Contracts	95	657	693	387	156	57	2,045
Total	$6,712	$18,154	$3,768	$1,627	$673	$296	$31,230

	Nine Months Ended September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
Direct Cash Loans	$6,129	$72,347	$16,094	$3,731	$1,541	$972	$100,814
Real Estate Loans	—	—	—	2	—	—	2
Sales Finance Contracts	177	1,878	1,743	1,393	679	322	6,192
Total	$6,306	$74,225	$17,837	$5,126	$2,220	$1,294	$107,008

	Nine Months Ended September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Direct Cash Loans	$6,836	$59,315	$15,908	$4,995	$2,066	$926	90,046
Real Estate Loans	—	12	—	—	7	—	19
Sales Finance Contracts	95	2,422	2,800	1,759	695	278	8,049
Total	$6,931	$61,749	$18,708	$6,754	$2,768	$1,204	$98,114

The following tables represent the rollforward of the allowance for credit losses for the periods presented (in thousands):


	Three Months Ended September 30, 2026
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Ending Balance 6/30/2026	$70,459	$1,028	$5,634	$77,121
Provision for Credit Losses	26,399	(113)	882	27,168
Charge-offs	(32,542)	—	(1,840)	(34,382)
Recoveries	8,186	2	658	8,846
Ending Balance 9/30/2026	$72,502	$917	$5,334	$78,753

	Three Months Ended September 30, 2025
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Ending Balance 6/30/2025	$64,662	$1,442	$7,601	$73,705
Provision for Credit Losses	21,226	(97)	853	21,982
Charge-offs	(29,178)	(7)	(2,045)	(31,230)
Recoveries	10,417	1	614	11,032
Ending Balance 9/30/2025	$67,127	$1,339	$7,023	$75,489

	Nine Months Ended September 30, 2026
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Balance as of 12/31/2025	$68,669	$1,235	$6,375	$76,279
Provision for Credit Losses	78,623	(319)	3,015	$81,319
Charge-offs	(100,814)	(2)	(6,192)	$(107,008)
Recoveries	26,024	3	2,136	$28,163
Ending Balance 9/30/2026	$72,502	$917	$5,334	$78,753

	Nine Months Ended September 30, 2025
	Direct Cash Loans	Real Estate Loans	Sales Finance Contracts	Total

Balance as of 12/31/2024	$63,371	$1,616	$8,379	$73,366
Provision for Credit Losses	70,170	(261)	4,695	$74,604
Charge-offs	(90,046)	(19)	(8,049)	$(98,114)
Recoveries	23,632	3	1,998	$25,633
Ending Balance 9/30/2025	$67,127	$1,339	$7,023	$75,489

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

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

The information relating to modifications to borrowers experiencing financial difficulty for the period indicated are as follows (in thousands, except for %):

	Three Months Ended September 30, 2026

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$2,793	0.8%	$5,170	1.5%	$465	0.1%	$—	—%	$12,259	3.6%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	—	—%	—	—%	40	—%	—	—%	—	—%
Total	$2,793	0.8%	$5,170	1.4%	$505	—%	$—	—%	$12,259	3.3%

	Three Months Ended September 30, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$11,362	3.7%	$14,508	4.8%	$356	0.1%	$3	—%	$8,800	2.9%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	233	0.7%	375	1.2%	78	0.2%	—	—%	223	0.7%
Total	$11,595	3.4%	$14,883	4.4%	$434	0.1%	$3	—%	$9,023	2.7%

	Nine Months Ended September 30, 2026

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$7,714	0.8%	$14,450	1.4%	$1,192	0.1%	$—	—%	$31,888	3.1%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	8	—%	47	0.1%	106	0.1%	—	—%	35	—%
Total	$7,722	0.7%	$14,497	1.3%	$1,298	0.1%	$—	—%	$31,923	2.9%

	Nine Months Ended September 30, 2025

Loan Class	Interest Rate Reduction		Term Extension		Principal Forgiveness		Combination - Term Extension and Principal Forgiveness		Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$23,389	2.6%	$37,357	4.1%	$1,413	0.2%	$31	—%	$17,075	1.9%
Real Estate Loans	—	—%	—	—%	—	—%	—	—%	—	—%
Sales Finance Contracts	1,277	1.3%	1,920	2.0%	275	0.3%	—	—%	863	0.9%
Total	$24,666	2.4%	$39,277	3.9%	$1,688	0.2%	$31	—%	$17,938	1.8%

The financial effects of the modifications to borrowers experiencing financial difficulty for the period indicated are:

As of and for the three months ended September 30, 2026
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $0.4 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 30.7% to 21.2%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	No Financial Effect
Term Extension	Direct Cash Loans	Added a weighted average 14 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	No Financial Effect

As of and for the three months ended September 30, 2025
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $0.3 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 29.8% to 21.7%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 22.6% to 18.2%
Term Extension	Direct Cash Loans	Added a weighted average 14 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 15 months to the term

As of and for the nine months ended September 30, 2026
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $1.1 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans < $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 30.7% to 21.3%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 20.1% to 15.8%
Term Extension	Direct Cash Loans	Added a weighted average 14 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 21 months to the term

As of and for the nine months ended September 30, 2025
Loan Modification	Loan Class	Financial Effect
Principal Forgiveness	Direct Cash Loans	Reduced the gross balance of the loans $0.9 million
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the gross balance of the loans $0.1 million
Interest Rate Reduction	Direct Cash Loans	Reduced the weighted-average contractual interest rate from 29.6% to 20.4%
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Reduced the weighted-average contractual interest rate from 21.1% to 12.5%
Term Extension	Direct Cash Loans	Added a weighted average 11 months to the term
	Real Estate Loans	No Financial Effect
	Sales Finance Contracts	Added a weighted average 15 months to the term
Aging of loans modified for borrowers experiencing financial difficulty in the past 12 months are as follows (in thousands):

	September 30, 2026

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans	$49,325	$6,353	$4,456	$60,134
Real Estate Loans	—	—	—	—
Sales Finance Contracts	340	53	77	470
Total	$49,665	$6,406	$4,533	$60,604

	September 30, 2025

Loan Class	Current	30 - 89 Past Due	90+ Past Due	Total

Direct Cash Loans	$37,402	$5,028	$4,341	$46,771
Real Estate Loans	—	—	—	—
Sales Finance Contracts	2,112	436	469	3,017
Total	$39,514	$5,464	$4,810	$49,788
Loans modified for borrowers experiencing financial difficulty during the prior 12 months that subsequently charged off (in thousands):

	Three Months Ended September 30, 2026
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$293	$1,045	$84	$—	$1,920
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	—	—	—	—	—
Total	$293	$1,045	$84	$—	$1,920

	Three Months Ended September 30, 2025
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$189	$537	$212	$—	$37
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	18	55	13	—	—
Total	$207	$592	$225	$—	$37

	Nine Months Ended September 30, 2026
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination- Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$556	$1,561	$197	$—	$2,816
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	13	1	9	—	—
Total	$569	$1,562	$206	$—	$2,816

	Nine Months Ended September 30, 2025
Loan Class	Interest Rate Reduction	Term Extension	Principal Forgiveness	Combination - Term Extension and Principal Forgiveness	Combination - Term Extension and Interest Rate Reduction
Direct Cash Loans	$1,461	$1,537	$768	$1,628	$976
Real Estate Loans	—	—	—	—	—
Sales Finance Contracts	116	98	80	162	37
Total	$1,577	$1,635	$848	$1,790	$1,013

Note 3 – INVESTMENT SECURITIES
Investment securities available for sale are carried at estimated fair market value. The amortized cost and estimated fair values of these investment securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026:
Obligations of states and political subdivisions	$295,415	$3	$(57,877)	$237,541

December 31, 2025:
Obligations of states and political subdivisions	$302,996	$1,993	$(29,648)	$275,341
The amortized cost and estimated fair values of investment securities at September 30, 2026, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$—	$—
Due after one year through five years	5,194	5,054
Due after five years through ten years	44,760	41,008
Due after ten years	245,461	191,479
Total	$295,415	$237,541

The following table provides an analysis of investment securities in an unrealized loss position for which an allowance for credit losses is unnecessary as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$120,775	$(13,237)	$116,276	$(44,640)	$237,051	$(57,877)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale:
Obligations of states and political subdivisions	$7,537	$(121)	$167,845	$(29,527)	$175,382	$(29,648)

The previous two tables represent 278 and 179 investments held by the Company at September 30, 2026 and December 31, 2025, respectively, the majority of which are rated “A” or higher by Moody’s and/or Standard & Poor’s. The unrealized losses on the Company’s investments listed in the above table were primarily the result of interest rate and market fluctuations. Based on the credit ratings of these investments, along with the consideration of whether the Company has the intent to sell or will be more likely than not required to sell the applicable investment before recovery of amortized cost basis, no-other-than-temporary impairment was determined to be necessary as of September 30, 2026 and December 31, 2025.

There were no investment securities sold during the nine-month period ended September 30, 2026. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $8.0 million with no net gains as of September 30, 2026.
There were no investment securities sold during the year ended December 31, 2025. Proceeds from redemption of investments due to the exercise of call provisions by the issuers thereof and regularly scheduled maturities totaled $0.6 million with no net gains as of December 31, 2025.
The Company’s insurance subsidiaries, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company (collectively, "the Frandiscos"), internally designate certain investments as restricted to cover policy reserves and loss reserves. Funds are held in separate trusts for the benefit of each insurance subsidiary at U.S. Bank National Association ("US Bank"). US Bank serves as trustee under trust agreements with Frandisco Property and Casualty Insurance Company. These trusts held $67.6 million and $63.9 million in available-for-sale investment securities at market value at September 30, 2026 and December 31, 2025, respectively. US Bank also serves as trustee under trust agreements with Frandisco Life Insurance Company. At both September 30, 2026 and December 31, 2025, these trusts held $39.9 million in available-for-sale investment securities at market value. The amounts required to be held in each trust change as required reserves change. All earnings on assets in the trusts are remitted to the Company's insurance subsidiaries.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Investment Securities: The fair values of investment securities available for sale are generally based on quoted market prices or observable market prices for similar instruments. Management utilizes a third-party pricing service to assist with determining the fair value of our securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values consider recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. Quoted prices are subject to our internal price verification procedures. The fair values of common stocks and mutual funds are based on unadjusted quoted market prices in active markets. We validate prices received using a variety of methods

including, but not limited to, comparison to other pricing services or corroboration of pricing by reference to independent market data. There was no change in this methodology during any period reported.
Assets measured at fair value as of September 30, 2026 and December 31, 2025 were available-for-sale investment securities which are summarized below (in thousands):

	Fair Value Measurements at Reporting Date Using
September 30, 2026	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Obligations of states and political subdivisions	$—	$237,541	$—	$237,541
Available-for-sale investment securities	$—	$237,541	$—	$237,541

December 31, 2025
Obligations of states and political subdivisions	$—	$275,341	$—	$275,341
Available-for-sale investment securities	$—	$275,341	$—	$275,341

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


Note 5 – LEASES
The Company is party to operating lease agreements, which are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities. Lease payments during the three and nine months ended September 30, 2026 were $2.4 million and $7.3 million, respectively, compared to $2.4 million and $7.1 million, respectively, for the same periods in the prior year.
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
Remaining lease terms range from 1 to 10 years and typically include extension options. The Company’s leases are not complex and do not contain residual value guarantees, variable lease payments, or significant assumptions or judgments. Operating leases with a term of 12 months or less are not recorded on the Condensed Consolidated Statements of Financial Position and the related lease expense is recognized on a straight-line basis over the lease term.
Operating lease ROU assets and operating lease liabilities were $41.9 million and $43.4 million at September 30, 2026, respectively, and $39.9 million and $41.4 million at September 30, 2025, respectively. At December 31, 2025 the operating lease ROU assets and operating lease liabilities were $40.3 million and $41.7 million, respectively.
The Company’s lease maturities as of September 30, 2026 and September 30, 2025 are presented in the tables that follow. The tables below summarize lease expense and other information related to the Company’s operating leases with respect to ASC Topic 842 (dollars in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026

Operating lease expense	$2,461	$7,341
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,447	7,304
Weighted-average remaining lease term – operating leases	7.15 years
Weighted-average discount rate – operating leases	6.65%

Maturity analysis of lease liabilities:	Amount
Remainder of 2026	$2,455
2027	9,374
2028	8,434
2029	7,030
2030	6,209
2031 and beyond	21,240
Total	54,742
Less: Discount	(11,387)
Present Value of Lease Liability	$43,355

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025

Operating lease expense	$2,417	$7,113
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,384	7,069
Weighted-average remaining lease term – operating leases	6.67 years
Weighted-average discount rate – operating leases	6.23%

Maturity analysis of lease liabilities:	Amount
Remainder of 2025	$2,410
2026	9,113
2027	8,235
2028	7,346
2029	5,982
2030 and beyond	17,629
Total	50,715
Less: Discount	(9,357)
Present Value of Lease Liability	$41,358
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
There are no contingencies, off-balance sheet items, or legal matters, individually or in the aggregate, expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company as of September 30, 2026.
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
The effective income tax rate was 19% and 21% during the three and nine months ended September 30, 2026, respectively, compared to 20% and 27% during the same periods ended September 30, 2025. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Note 8 – DEBT
Senior Debt
Effective December 6, 2024, the Company entered into a credit agreement (the "Credit Agreement") with BMO Bank, N.A. As amended to date, the Credit Agreement provides for borrowings up to $430.0 million or 85% of the Company’s net loans, whichever is less, subject to certain limitations. All borrowings under the Credit Agreement are secured by loans of the Company. Available borrowings under the Credit Agreement were

$207.6 million and $79.3 million at September 30, 2026 and December 31, 2025, at interest rates of 6.68% and 6.87%, respectively. Outstanding borrowings on the Credit Agreement were $222.4 million and $220.7 million at September 30, 2026 and December 31, 2025, respectively. The Credit Agreement contains covenants customary for financing transactions of this type. The Company is required, under the Credit Agreement, to report on its performance as it relates to the covenants contained therein. The Credit Agreement has a commitment termination date of August 27, 2029.
Available but unborrowed amounts under the Credit Agreement are subject to an unused line fee of 0.25% or 0.50% per annum, based on the Company's utilization of the credit facility. Borrowings under the Credit Agreement bear interest at a variable rate based on the one-month Term Secured Overnight Financing Rate (the “Term SOFR”) plus an Applicable Margin of 3.00%. The interest rate on the Credit Agreement at September 30, 2026 and December 31, 2025 was 6.68% and 6.87%, respectively.
The Company has two lines of credit available from its subsidiaries. Frandisco Property and Casualty Insurance Company advanced $30.0 million to 1FFC on its credit line in August 2023 and advanced an additional $15.0 million in October 2025. Frandisco Life Insurance Company advanced $5.0 million to the Company on its credit line in October 2025. The outstanding balance on the lines of credit, including accrued interest, was $55.3 million with Frandisco Property and Casualty Insurance Company and $5.8 million with Frandisco Life Insurance Company as of September 30, 2026, respectively. Outstanding balances related to credit lines with the Frandiscos are eliminated upon consolidation.
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
Commercial paper is issued by the Company only to qualified investors, in amounts in excess of $50,000, with maturities of less than 260 days and at interest rates the Company believes are competitive in the marketplace. Additional data related to the Company's senior debt is as follows (in thousands, except % data):

As of September 30, 2026	Weighted Average Interest Rate	Average Amount Outstanding During Period

Bank Borrowings	6.67%	$206,426
Senior Demand Notes	1.89	90,521
Commercial Paper	5.47	767,366

As of December 31, 2025	Weighted Average Interest Rate	Average Amount Outstanding During Year

Bank Borrowings	7.32%	$162,651
Senior Demand Notes	1.90	91,240
Commercial Paper	5.70	742,787

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

redeemed by the holder at the applicable interest adjustment date or within any applicable grace period thereafter without penalty.
Redemptions at any other time are at the discretion of the Company and subject to a penalty. The Company may redeem the debentures for a price equal to 100% of the principal plus accrued but unpaid interest upon 30 days’ notice to the holder.
Additional data related to the Company's subordinated debt is as follows (in thousands, except % data):

	Weighted Average Interest Rate	Average Amount Outstanding During Period

As of September 30, 2026	4.90%	$34,552
As of December 31, 2025	4.99	33,759
Note 9 – RELATED PARTY TRANSACTIONS
1FFC engages from time to time in transactions with related parties. Please refer to the disclosure contained in Note 12, Related Party Transactions, in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information on related party transactions.
The Company leases a portion of its properties from certain officers or stockholders (see Note 5, Leases). The remaining payments under the leases were $0.3 million at September 30, 2026.
The Company had an outstanding loan to a real estate development partnership of which David Cheek (son of Ben F. Cheek, III) who beneficially owns 24.24% of the Company’s voting stock, is a partner. The loan was a variable-rate loan with interest based on the prime rate plus 1%, and the interest rate adjusted whenever the prime rate changed. On September 24, 2026, the outstanding balance on this commercial loan was paid in full, including principal and accrued interest of $1.1 million.
Certain directors, officers and stockholders have funds personally invested in the Company’s debt securities. As of September 30, 2026, total related party debt was approximately $50.4 million. Of the $50.4 million of related party debt, an aggregate principal amount of $18.7 million of subordinated notes were issued on December 23, 2025 to certain stockholders through a private placement. The remaining related party debt of $31.7 million carries terms and interest rates that are consistent with the market and those offered to non-affiliates.
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
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
The following narrative is management’s discussion and analysis of the foremost factors that influenced 1st Franklin Financial Corporation’s and its consolidated subsidiaries’ (the “Company”, “1FFC”, “our” or “we”) financial condition and operating results as of and for the three and nine months ended September 30, 2026 and 2025. This discussion and analysis and the accompanying unaudited condensed consolidated financial information should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Results achieved in any interim period are not necessarily indicative of the results to be expected for the full year period or any other interim period.

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
All of 1FFC's loans are at fixed rates and contain fixed terms and fixed payments. The Company operates branch offices in ten southern states and had a total of 362 branch locations as of September 30, 2026, including 100 branch offices in Georgia, 48 in Alabama, 43 in South Carolina, 40 in Mississippi, 39 in Tennessee, 36 in Louisiana, 25 in Texas, 19 in Kentucky, 7 in Virginia, and 5 in Florida. The Company and its operations are guided by a strategic plan which includes planned growth through strategic expansion of our branch office network. The majority of our revenues are derived from interest and finance charges earned on loans outstanding. Additional revenues are derived from earnings on investment securities, insurance income and other miscellaneous income.
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
Most states permit certain fees in connection with lending activities, such as loan origination fees and maintenance fees. Loan fees are deferred and amortized to interest income over the contractual life of the loan using methods that approximate the effective interest method. Depending on applicable state law, such fees may or may not be refundable to the customer in the event of an early payoff. If a loan liquidates before amortization is complete, the Company applies any unamortized fees and origination costs to interest income at the date of liquidation. The Company recognizes late charges and prepayment penalties as revenue when received.
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
Other Revenue:
Other revenue consists mainly of earnings from the sale of auto club memberships and fees charged to customers for non-sufficient funds.
Operating Expenses:
The cost of operations impacts 1FFC's financial results, which are comprised of personnel expenses, occupancy expenses, and other expenses.
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
RESULTS OF OPERATIONS:
Net loans are carried on an amortized cost basis which includes the remaining principal balance, accrued interest, and net unamortized deferred fees and costs. The following table summarizes our results of operations, both in dollars and as a percentage of average net loans (in thousands):

	Nine Months Ended September 30, 2026
	2026		2025
	Amount	% of Average Net Loans	Amount	% of Average Net Loans
Interest income	$285,729	27.7%	$263,253	28.1%
Interest expense	45,886	4.5	43,077	4.6

Provision for credit losses	81,319	7.9	74,604	8.0

Net insurance income	40,202	3.9	38,814	4.1
Other revenue	6,784	0.7	6,228	0.7

Personnel	112,185	10.9	107,041	11.4
Occupancy	19,721	1.9	17,297	1.8
Other	49,326	4.8	49,718	5.3
Total operating expenses	181,232	17.6	174,056	18.6

Income before income taxes	24,278	2.4	16,558	1.8
Income taxes	5,175	0.5	4,469	0.5
Net income	$19,103	1.9%	$12,089	1.3%
Information explaining the changes in our results of operations from year-to-year is provided in the following pages.
Comparison of September 30, 2026 versus December 31, 2025
The following table describes the changes in loans by loan class (in thousands, except for %):

	Loans Outstanding
	September 30, 2026	December 31, 2025	$ Change	% Change

Direct cash loans	$1,353,815	$1,308,075	$45,740	3%
Real estate loans	13,340	18,859	(5,519)	(29)
Sales finance contracts	104,830	120,669	(15,839)	(13)
Total loans outstanding	$1,471,985	$1,447,603	$24,382	2%
Comparison of the Three Months Ended September 30, 2026, versus the Three Months Ended September 30, 2025
Net Income:
Net income increased $1.4 million (23%) to $7.6 million during the three months ended September 30, 2026, from $6.2 million during the same period a year ago. The change in net income is explained in greater detail below.
Interest Income:
Interest income increased $6.1 million (7%) to $96.6 million during the three months ended September 30, 2026, from $90.5 million during the same period in 2025. The increase in interest income was primarily driven by growth in the average net loans outstanding, which increased $71.3 million (7%) to $1,054.9 million during the three months just ended, compared to $983.6 million during the prior-year period.
Gross loan originations decreased $3.8 million (1%) to $434.2 million for the three months ended September 30, 2026, compared to $438.1 million during the prior-year period. The decrease in origination volume was primarily attributable to lower direct cash loan originations, reflecting a more conservative underwriting approach within certain higher-risk segments of the portfolio. Sales finance originations also declined in the current quarter. The overall decline was partially offset by increases in bulk purchases. The following table represents the volume of loans originated or acquired (in thousands):

	Three Months Ended September 30, 2026
	2026	2025	$ Change	% Change

Direct cash loans	$412,336	$421,259	$(8,923)	(2)%
Real estate loans	—	—	—	—
Sales finance contracts	13,584	15,260	(1,676)	(11)
Net bulk purchases	8,324	1,561	6,763	433
Total loans originated / acquired	$434,244	$438,080	$(3,836)	(1)%
Interest Expense:
Interest expense increased $1.5 million (10%) to $16.5 million during the three months ended September 30, 2026, from $15.0 million during the prior-year period due to higher average borrowings.
Provision for Credit Losses:
The Company’s provision for credit losses increased $5.2 million (24%) to $27.2 million during the three months ended September 30, 2026, from $22.0 million during the same period last year. The increase was primarily driven by net charge-offs increasing $5.3 million (26%) to $25.5 million from $20.2 million during the same period last year, reflecting higher gross charge-offs and lower recoveries in the current-year period, partially offset by a smaller allowance adjustment in the current-year period.
Insurance Revenue:
Net insurance income (insurance revenues less claims and expenses) decreased $1.0 million (7%) to $13.5 million during the three months ended September 30, 2026, from $14.5 million during the same period a year ago.
The following table summarizes the components of insurance income net (in thousands):

	Three Months Ended September 30, 2026
	2026	2025	$ Change	% Change

Earned premiums and commissions	$18,415	$18,890	$(475)	(3)%
Insurance claims and expenses	4,910	4,400	510	12
Net insurance income	$13,505	$14,490	$(985)	(7)%
Earned premiums and commissions were $0.5 million (3%) lower during the three months ended September 30, 2026, compared to the same period a year ago. Insurance claims and expenses increased $0.5 million (12%) for the three month period just ended. The decrease in earned premiums and commissions primarily reflected changes in the mix of loan originations, while the increase in insurance claims and expenses was driven by higher claim activity associated with growth in the direct cash loan portfolio.
Other Revenue:
Other revenue remained consistent at $2.4 million during the three months ended September 30, 2026 and 2025, as lower miscellaneous income was offset by higher NSF fee income.
Operating Expenses:
The Company's operating expenses decreased $3.2 million (5%) to $59.5 million during the three months ended September 30, 2026, from $62.7 million during the same period a year ago. Other operating expenses encompass personnel expense, occupancy expense and other expenses.
Personnel expense decreased $0.4 million (1%) to $37.2 million during the three months ended September 30, 2026, from $37.6 million during the same period in 2025. The decrease was attributable to lower bonus accruals and medical claims which were partially offset by higher salary expense and medical claims administration fees.
Occupancy expenses increased $0.4 million (7%) to $6.4 million during the three months ended September 30, 2026, from $6.0 million during the same period a year ago. The increase was driven by higher maintenance and utility costs and rent expense, partially offset by lower depreciation and amortization expense.
Other expenses decreased $3.2 million (17%) to $15.9 million during the three months ended September 30, 2026, from $19.1 million during the same period in 2025. The decrease was driven by lower information technology consulting expenses, conversion expenses, postage expenses, and credit bureau dues, partially offset by higher advertising costs, professional fees, and computer expenses.
Income Taxes:
Income taxes increased $0.1 million (6%) to $1.7 million during the three months ended September 30, 2026, from $1.6 million during the same period in 2025.
The effective income tax rate was 19% during the three months ended September 30, 2026, compared to 20% during the same period ended September 30, 2025. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
Comparison of the Nine Months Ended September 30, 2026, versus the Nine Months Ended September 30, 2025
Net Income:
Net income increased $7.0 million (58%) to $19.1 million during the nine months ended September 30, 2026, from $12.1 million during the same period a year ago. The change in net income is explained in greater detail below.
Interest Income:
Interest income increased $22.4 million (9%) to $285.7 million during the nine months ended September 30, 2026, from $263.3 million during the same period in 2025. The increase in interest income was primarily driven by growth in the average net loans outstanding, which increased $94.6 million (10%) to $1,030.8 million during the nine months just ended, compared to $936.2 million during the prior-year period.

Gross loan originations increased $14.2 million (1%) to $1,182.7 million for the nine months ended September 30, 2026, compared to $1,168.5 million during the prior-year period. The increase in origination volume was due to growth in direct cash loans and bulk purchases, partially offset by declines in sales finance originations. 1FFC's net loan portfolio increased $7.0 million to $1,055.0 million at September 30, 2026 compared to $1,048.0 million at December 31, 2025. The following table represents the volume of loans originated or acquired (in thousands):

	Nine Months Ended September 30, 2026
	2026	2025	$ Change	% Change

Direct cash loans	$1,126,870	$1,112,703	$14,167	1%
Real estate loans	—	—	—	—
Sales finance contracts	41,993	46,892	(4,899)	(10)
Net bulk purchases	13,793	8,892	4,901	55
Total loans originated / acquired	$1,182,656	$1,168,487	$14,169	1%
Interest Expense:
Interest expense increased $2.8 million (6%) to $45.9 million during the nine months ended September 30, 2026, from $43.1 million during the prior-year period due to higher average borrowings. Average borrowings increased $58.1 million (6%) to $1,113.9 million during the nine months ended September 30, 2026 compared to $1,055.8 million during the prior-year period. The Company's average borrowing rates were 5.35% and 5.62% during the nine month period ended September 30, 2026 and 2025, respectively.
Management expects that, based on historical results and current estimates, average net receivables will grow throughout the remainder of 2026, and net interest income is expected to increase accordingly. However, a decrease in net receivables or an increase in interest rates on outstanding borrowings could negatively impact net interest income.
Provision for Credit Losses:
The Company’s provision for credit losses increased $6.7 million (9%) to $81.3 million during the nine months ended September 30, 2026, from $74.6 million during the same period last year. The increase was driven by net charge-offs, which increased $6.3 million (9%) to $78.8 million from $72.5 million in the prior-year period. The increase in net charge-offs was primarily due to growth in the loan portfolio during the nine months ended September 30, 2026 compared to the same period last year.
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
The percent of the loan portfolio greater than 30 days delinquent is 6.99% at September 30, 2026 compared to 7.00% at December 31, 2025. The ratio of bankrupt accounts to the net principal balance was 1.41% at September 30, 2026 and 1.30% at December 31, 2025 respectively.

An age analysis of balances past due, segregated by loan class, as of September 30, 2026 and 2025 is as follows (in thousands):

	September 30, 2026
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$33,262	$21,938	$37,997	$93,197
Real Estate Loans	1,094	595	810	2,499
Sales Finance Contracts	2,820	1,580	2,854	7,254
Total	$37,176	$24,113	$41,661	$102,950

	December 31, 2025
Loan Class	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans

Direct Cash Loans	$32,184	$20,223	$38,601	$91,008
Real Estate Loans	707	406	1,001	2,114
Sales Finance Contracts	3,322	1,964	2,900	8,186
Total	$36,213	$22,593	$42,502	$101,308
Insurance Revenue:
Net insurance income (insurance revenues less claims and expenses) increased $1.4 million (4%) to $40.2 million during the nine months ended September 30, 2026, from $38.8 million during the same period a year ago.
The following table summarizes the components of insurance income net (in thousands):

	Nine Months Ended September 30, 2026
	2026	2025	$ Change	% Change

Earned premiums and commissions	$54,467	$50,764	$3,703	7%
Insurance claims and expenses	14,265	11,950	2,315	19
Net insurance income	$40,202	$38,814	$1,388	4%
Earned premiums and commissions were $3.7 million (7%) higher during the nine months ended September 30, 2026 compared to the same period a year ago. Insurance claims and expenses increased $2.3 million (19%) for the nine month period just ended. These increases were driven by growth in the direct cash loan portfolio and the corresponding rise in optional insurance products written.
Other Revenue:
Other revenue increased $0.6 million (10%) to $6.8 million during the nine months ended September 30, 2026, from $6.2 million during the same period last year. This increase was primarily driven by higher sales of auto club membership products resulting from growth in the loan portfolio, partially offset by lower NSF fee income.
Operating Expenses:
The Company's operating expenses increased $7.1 million (4%) to $181.2 million during the nine months ended September 30, 2026, from $174.1 million during the same period a year ago. Other operating expenses encompass personnel expense, occupancy expense and other expenses.
Personnel expense increased $5.2 million (5%) to $112.2 million during the nine months ended September 30, 2026, from $107.0 million during the same period in 2025. This was primarily due to higher salary expense, bonus accruals, and medical claims.

Occupancy expenses increased $2.4 million (14%) to $19.7 million during the nine months ended September 30, 2026, from $17.3 million during the same period a year ago. The increase was driven by higher maintenance and utility costs, depreciation expense, and rent expense.
Other expenses decreased $0.4 million (less than 1%) to $49.3 million during the nine months ended September 30, 2026, from $49.7 million during the same period in 2025. Lower information technology consulting expenses, conversion expenses, and advertising and postage expenses were partially offset by higher professional fees, taxes and licenses, and computer expenses.
Income Taxes:
Income taxes increased $0.7 million (16%) to $5.2 million during the nine months ended September 30, 2026, from $4.5 million during the same period in 2025.
The effective income tax rate was 21% during the nine months ended September 30, 2026, compared to 27% during the same period ended September 30, 2025. The effective income tax rate differs from the statutory rate due to changes in the proportion of income earned by the Company's insurance subsidiaries.
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
As of September 30, 2026 and December 31, 2025, the Company had $38.1 million and $18.2 million, respectively, invested in cash and short-term investments readily convertible into cash with original maturities of three months or less. The Company uses cash reserves to fund its operations, including providing funds for any increase in redemptions of debt securities by investors which may occur.
The Company's investment securities portfolio decreased $37.8 million (14%) to $237.5 million at September 30, 2026 compared to $275.3 million at December 31, 2025. The portfolio consists primarily of invested surplus funds generated by the Company's insurance subsidiaries, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company. Management maintains what it believes to be a conservative approach when formulating its investment strategy. The Company does not participate in hedging programs, interest rate swaps or other similar activities. The investment portfolio consists mainly of U.S. Treasury bonds, government agency bonds, and various municipal bonds. See Note 3, Investment Securities, in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion.
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

On November 14, 2025, management submitted a request for approval of two separate transactions involving dividends and/or lines of credit with maximum amounts of $115.0 million from Frandisco Life Insurance Company and $135.0 million from Frandisco Property and Casualty Insurance Company. The Commissioner of the Insurance Department approved the requests on December 3, 2025. At December 31, 2025, Frandisco Property and Casualty Insurance Company and Frandisco Life Insurance Company had a statutory surplus of $139.3 million and $125.6 million, respectively. Effective February 12, 2026, Frandisco Life Insurance Company and Frandisco Property and Casualty Insurance Company amended previous unsecured revolving lines of credit available to the Company by extending the term to December 31, 2028. At September 30, 2026, the outstanding balance on the lines of credit, including accrued interest, was $55.3 million with Frandisco Property and Casualty Insurance Company and $5.8 million with Frandisco Life Insurance Company, respectively. Outstanding balances related to credit lines with the Frandiscos are eliminated upon consolidation.
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
The Company's debt securities are comprised of senior demand notes, commercial paper debt securities, and variable rate subordinated debentures. Debt securities increased $14.2 million to $902.3 million as of September 30, 2026, compared to $888.1 million as of December 31, 2025. Senior demand notes decreased $6.7 million (7%) and subordinated debentures decreased $2.9 million (9%) while commercial paper increased $23.7 million (3%) from December 31, 2025 to September 30, 2026.
In addition to its receivables and securities sales, the Company has an external source of funds available under a revolving credit facility (the "Credit Agreement") with BMO Bank, N.A., which was originally executed on December 6, 2024. As amended to date, the Credit Agreement provides for borrowings of up to $430.0 million or 85% of the Company's net loans, whichever is less, subject to certain limitations. All borrowings are secured by the loans of the Company. 1FFC had $207.6 million and $79.3 million of availability to draw down cash from the Credit Agreement as of September 30, 2026 and December 31, 2025 at interest rates of 6.68% and 6.87%, respectively. Outstanding borrowings under the Credit Agreement were $222.4 million and $220.7 million at September 30, 2026 and December 31, 2025, respectively.
The Credit Agreement contains covenants customary for financing transactions of this type. The Company is required, under the Credit Agreement, to report on its performance as it relates to the covenants contained therein. The Credit Agreement has a termination date of August 27, 2029. Management believes the current credit facility, when considered with funds expected to be available from operations, should provide sufficient liquidity for the Company. See Note 8, Debt, in the accompanying Notes to Condensed Consolidated Financial Statements for further discussion.
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

are subject to approval by the Georgia Commissioner of Insurance and Safety Fire annually. The outstanding balance on the lines of credit with the Frandiscos are eliminated upon consolidation.
Cash Flow:
Operating Activities:
Net cash provided by operating activities during the nine months ended September 30, 2026 was $101.2 million, compared to $100.5 million during the prior-year period, representing a net increase of $0.7 million. The increase in cash provided was primarily attributable to higher earnings during the nine months ended September 30, 2026 compared to the same period in the prior year. This increase was partially offset by changes in working capital, including increases in operating assets and decreases in operating liabilities.
Investing Activities:
Investing activities include the origination and repayment of loans, purchases and sales / redemptions of available for sale securities, and purchases of property and equipment for both new and existing branches. Net cash used in investing activities during the nine months ended September 30, 2026 was $83.3 million, compared to $173.6 million during the prior-year period, which represents a net decrease of $90.3 million. The net decrease in cash used was primarily driven by lower loan originations, higher loan repayments, lower purchases of investment securities, and higher sales / redemptions of investment securities in 2026.
Financing Activities:
Financing activities consist of borrowings and payments on our outstanding indebtedness. Net cash provided by financing activities during the nine months ended September 30, 2026 was $15.1 million, compared to $83.7 million during the prior-year period, representing a net decrease of $68.6 million. The decrease was primarily attributable to lower advances and higher payments on the Company's credit line. Lower issuances and increased redemptions of commercial paper and subordinated debt securities also contributed to the decrease. In addition, lower net proceeds from senior demand notes further reduced net cash provided by financing activities during the nine months ended September 30, 2026, compared to the same period in the prior year.
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

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
Please refer to the market risk analysis discussion in our Annual Report on Form 10-K for the year ended December 31, 2025, for a more detailed analysis of the Company's market risk exposure. There have been no material changes to the Company's market risk during the three and nine months ended September 30, 2026.
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

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
An evaluation was carried out as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were not effective, because of the previously disclosed and unremediated material weaknesses in our internal control over financial reporting further described below.

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

•The Company does not have a formal process for monitoring the effectiveness of its internal controls due to a lack of ongoing monitoring of the system's performance, failure to conduct post-implementation reviews, or inadequate follow-up on identified issues.

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
Remediation Plan

We have initiated a comprehensive remediation plan to remediate the identified material weaknesses described above, which remediation efforts began in the quarter ended March 31, 2025 and have continued through September 30, 2026. Steps within the remediation plan include:

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

During the three months ended September 30, 2026, we continued to implement our remediation plan and make progress toward resolution. The Company executed the following remediation efforts during the three months ended September 30, 2026:

•Engaged external advisory support to evaluate the Company's processes and controls related to compliance with the Sarbanes-Oxley Act of 2002 and obtain independent guidance and recommendations on the go-forward control framework. Testing of the Company's processes and controls began in the current quarter;

•Established and operationalized IT change management and release governance processes, including issue identification and intake, formalized risk rating, approvals, and establishment of a formal oversight board;

•Continued formalizing documentation around source data, transformations, and report definitions for all IT systems that contribute to financial reporting; and

•Began changing processes and governance around information technology general controls, including, but not limited to, implementation and reinforcement of IT Change Management

processes, user access management entitlement reviews and deprovisioning process, and establishing formalized post implementation reviews.

We continue to evaluate and monitor the design, implementation, and operating effectiveness of these controls. However, the material weaknesses described above have not yet been remediated. Management is committed to remediating the weaknesses as quickly as possible and will continue to devote the necessary resources to achieve this goal.

Changes in Internal Control over Financial Reporting

Other than the changes and remediation efforts as described above, there were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

ITEM 6.     Exhibits:

(a)Exhibits:
10.1
Second Amendment to Loan and Security Agreement, dated as of August 26, 2026, by and among 1st Franklin Financial Corporation, the guarantors party thereto, BMO Bank, N.A., as agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 1, 2026).

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

Date: November 12, 2026